Form 10-K
period 1993-12-31
NORTEK INC
filed 1994-03-25
CIK 72423

-------------------------------------------------------------
         ------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               -----------------
                                   Form 10-K
(Mark One)                     ------------------
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended December 31, 1993
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                  For the transition period from          to
                        Commission file number:  1-6112
                           ------------------------
                                 Nortek, Inc.
            (exact name of Registrant as specified in its charter)

             Delaware                   05-0314991
   (State or other jurisdiction       (IRS Employer
 of incorporation or organization)   Identification Number)
       50 Kennedy Plaza                 02903-2360
   Providence, Rhode Island             (zip code)
(Address of principal executive offices)
      Registrant's telephone number, including area code:  (401) 751-1600


          Securities registered pursuant to Section 12(b) of the Act:

                                    Name of each exchange
           Title of each class       on which registered
  Common Stock, $1.00 par value    New York Stock Exchange
Preference Stock Purchase Rights   New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                Title of Class
                     Special Common Stock, $1.00 par value

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No. __.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 15, 1994 was $88,952,237. See Item 12.

The  number  of shares of Common Stock outstanding as of March  15,  1994   was
11,981,179.   The  number of shares of Special Common Stock outstanding  as  of
March 15, 1994 was 560,768.

                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the registrant's proxy statement for use at its 1994 Annual Meeting of Shareholders are incorporated by reference into Part III.
       ----------------------------------------------------------------
       ----------------------------------------------------------------

                                    PART I

Item 1. Business.

      The Company is a diversified manufacturer of residential and commercial building products, operating within three principal product groups: the Residential Building Products Group; the Air Conditioning and Heating Products Group; and the Plumbing Products Group. Through these product groups, the Company manufactures and sells, primarily in the United States and Canada, a wide variety of products for the residential and commercial construction, manufactured housing, and the do-it-yourself and professional remodeling and renovation markets. (As used in this report, the term "Company" refers to Nortek, Inc., together with its subsidiaries, unless the context indicates otherwise.)

      The Company's performance is dependent to a significant extent upon the levels of new residential construction, residential replacement and remodeling and non-residential construction, all of which are affected by such factors as interest rates, inflation and unemployment. In recent periods, the Company's product groups have operated in an environment of flat to declining levels of construction and remodeling activity, particularly new housing starts which decreased 43.8% between 1986 and 1991. New residential construction has made a modest recovery since 1991, although housing starts remain significantly below levels experienced in the mid-1980's. The Company's operations have been significantly affected by the difficult economic conditions, particularly in the Northeastern United States and California. However, the actions taken to reduce production costs and overhead levels and improve the efficiency and profitability of the Company's operations have enabled the Company to significantly increase operating earnings in a slow economy, as well as to position the Company for growth should there be a recovery in the Company's markets. In the near term, the Company expects to operate in an environment of relatively stable levels of construction and remodeling activity, without significant further declines or improvements in such levels.

      Additional information concerning the Company's business is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7, Part II of this Report (pages 15 through 27) and incorporated herein by reference.

Residential Building Products Group

     The Residential Building Products Group manufactures and distributes built-in products primarily for the residential new construction, do-it-yourself and
professional    remodeling    and   renovation    markets.     The    principal
products sold by the Group are kitchen range hoods, bath fans, combination units (fan, heater and light combinations) and bath cabinets. The Group is one of the largest suppliers in the United States and Canada of range hoods, bath fans and combination units. Products are sold under the Broan(R), Nautilus(R) and Air Care (TM) brand names, among others, to distributors and dealers of electrical and lighting products, kitchen and bath dealers, retail home centers and OEMs (original equipment manufacturers). Other products sold by this Group include, among others, wireless security products, garage door openers, built-in home intercoms and entertainment systems and door chimes.

      Customers for the Group's products include residential and electrical contractors, professional remodelers and do-it-yourself homeowners. The Group's products are sold on a wholesale basis through distributors and dealers of electrical and lighting products, on a retail basis through building supply centers and to OEMs for inclusion in their product lines.

      A key component of the Group's operating strategy is the introduction of new products which capitalize on the strong Broan (R), Nautilus(R) and Air Care
(TM) brand names and the extensive distribution system of the Group's businesses. Recent product introductions under these brand names include: indoor air quality systems for continuous and intermittent home ventilation; down-draft ventilating systems for cooking ranges; SensAire (R) (humidity and motion sensing) bath fans; and the Rangemaster(R) line of commercial-style range hoods for use in the home. Consumer preferences are important in developing new products and establishing marketing strategies, and the Company believes that the Group's ability to develop new and improved product styles and features provides a significant competitive advantage.

      With respect to certain product lines, several private label customers account for a substantial portion of revenues. In 1993, approximately 12.8% of the total sales of such product lines were made to private label customers.

     Production generally consists of fabrication from coil and sheet steel and formed metal utilizing stamping, pressing and welding methods, assembly with components and subassemblies purchased from outside sources (motors, fan blades, heating elements, wiring harnesses, controlling devices, glass mirrors, lighting fixtures, lumber, wood and polyethylene components, speakers, grilles, radio receivers and similar electronic components, and record and tape player mechanisms) and painting and finishing.

      The Group offers a broad array of products with various features and styles across a range of price points. The Company believes that the Group's variety of product offerings helps the Group maintain and improve its market position for its principal products. In addition, the popularity of higher priced, higher margin products tends to decline in difficult economic times, and thus, the Company believes that the Group's ability to offer low- and mid-priced products gives it desirable sales diversification. At the same time, the Company believes that the Group's status as a low-cost producer, in large part as a result of cost reduction initiatives, provides the Group with a competitive advantage.

      With respect to range hoods, bath fans, combination units and radio intercoms, the Company believes that the Group's primary competitor is NuTone, a division of Williams Holdings Companies. The market for bath cabinets is highly fragmented with no single dominant supplier. The Group's other products compete with many domestic and international suppliers in their various markets. The Group competes with suppliers of competitive products primarily on the basis of quality, distribution, delivery and price. Although the Group believes it competes favorably with respect to each of these factors, competition among suppliers of the Group's products is intense and certain of these suppliers have greater financial and marketing resources than the Group.

      The Group has nine manufacturing plants and employed 1,751 full-time people as of December 31, 1993, 178 of which are covered by collective bargaining agreements which expire in 1994 and 1996. The Company believes that the Group's relationships with its employees are satisfactory.

Air Conditioning and Heating Products Group

      The Air Conditioning and Heating Products Group manufactures and sells HVAC systems for custom-designed commercial applications and for manufactured and site-built residential housing. The Group's commercial products consists of HVAC and air handler systems which are custom-designed to meet customer specifications for commercial offices, manufacturing and educational facilities, hospitals, retail stores and governmental buildings. Such systems are primarily designed to operate on building rooftops (including large self-contained walk-in-units) or on individual floors within a building, and range from 40 to 600 tons of cooling capacity. The Group markets its commercial products under the Governair(R), Mammoth(R) and Temtrol(TM) brand names. For manufactured and site-built residential housing, the Group's products include central air conditioners, heat pumps, furnaces and a wide range of accessories marketed under the Intertherm(R) and Miller(R) brand names. Residential central air conditioning products range from 1.5 to 5 tons of cooling capacity and furnaces range from 45,000 BTU's to 144,000 BTU's of heating capacity. The Group's residential products also include portable and permanent electric baseboard heating products.

Commercial Products. The Group's commercial products include packaged rooftop units and airhandlers, custom walk-in units, individual floor units and heat pumps. The market for commercial HVAC equipment is segmented between standard and custom-designed equipment. Standard equipment can be manufactured at a lower cost and therefore offered at substantially lower initial prices than custom-designed equipment. As a result, suppliers of standard equipment generally have a larger share of the overall commercial HVAC market than suppliers of custom-designed equipment, including the Group. However, because of certain building designs, shapes or other characteristics, the Company believes there are many applications for which custom-designed equipment is required or is more cost effective over the life of the building. Unlike standard equipment, the Group's commercial HVAC equipment can be designed to match the exact space, capacity and performance requirements of the customer. The Group sells its commercial products primarily to contractors, owners and developers of commercial office buildings, manufacturing and educational facilities, hospitals, retail stores and government buildings. The Group seeks to maintain strong relationships nationwide with design engineers, owners and developers, the persons who are most likely to value the benefits and long-term cost efficiencies of the Group's custom-designed equipment.

      The Company estimates that more than half of the Group's commercial sales in 1993 were attributable to replacement and retrofit activity, which typically is less cyclical than new construction activity and generally commands higher margins. The Group continues to develop product and marketing programs to increase penetration in the growing replacement and retrofit market.

     For many commercial applications, the ability to provide a custom-designed system is the principal concern of the customer. The Group's packaged rooftop and self-contained walk-in units maximize a building's rentable floor space because they are located outside the building. In addition, factors relating to the manner of construction and timing of installation of commercial HVAC equipment can often favor custom-designed rather than standard systems. As compared with site-built HVAC systems, the Group's systems are factory assembled and then installed, rather than assembled on site, permitting extensive testing prior to shipment. As a result, the Group's commercial systems can be installed later in the construction process than site-built systems, thereby saving the owner or developer construction and labor costs. The Group's individual floor units offer flexibility in metering and billing, a substantial advantage if a building is to be occupied in stages or where HVAC usage varies significantly from floor to floor.

      The Group's commercial products are marketed through independently owned manufacturers' representatives and an in-house sales, marketing and engineering group of 100 persons as of December 31, 1993. The independent representatives are typically HVAC engineers, a factor which is significant in marketing the Group's commercial products because of the design intensive nature of the market segment in which the Group competes.

      The Company believes that the Group is among the largest suppliers of custom-designed commercial HVAC products in the United States. The Group's five largest competitors in the commercial HVAC market are Brod & McClung, Inc. (which sells under the "Pace" tradename), Carrier Corporation, McQuay (a division of Snyder-General Corporation), Miller-Picking (a division of York International Corporation) and The Trane Company (a subsidiary of American Standard Inc.). The Group competes primarily on the basis of engineering support, quality, flexibility in design and construction and total installed system cost. Although the Company believes that the Group competes favorably with respect to certain of these factors, most of the Group's competitors have greater financial and marketing resources than the Group and enjoy greater brand awareness. However, the Company believes that the Group's ability to produce equipment that meets the performance characteristics required by the particular product application provides it with advantages not enjoyed by certain of these competitors.

Residential Products. The Group is one of the largest suppliers of air conditioners, heat pumps and furnaces to the manufactured housing market in the United States. In addition, the Group manufactures and markets HVAC products for site-built homes, a business it entered in 1987.

      The principal factors affecting the market for the Group's residential HVAC products are the levels of manufactured housing shipments and housing starts and the demand for replacement and modernization of existing equipment. The Company anticipates that the replacement market will continue to expand as a large number of previously installed heating and cooling products become outdated or reach the end of their useful lives during the 1990s. This growth may be accelerated by a tendency among consumers to replace older heating and cooling products with higher efficiency models prior to the end of such equipment's useful life. The Company estimates that less than half of the Group's net sales of residential HVAC products in 1993 were attributable to the replacement market, which tends to be less cyclical than the new construction market. The market for residential cooling products, including those sold by the Group, is affected by spring and summer temperatures. The Group does not sell window air conditioners, a segment of the market which is highly seasonal and especially affected by spring and summer temperatures. The Company believes that the Group's ability to offer both heating and cooling products helps offset the effects of seasonality of the Group's sales.

      The Group sells its manufactured housing products to builders of manufactured housing and, through distributors, to manufactured housing dealers and owners of such housing. The majority of sales to builders of manufactured housing consist of furnaces designed and engineered to meet or exceed certain standards mandated by federal agencies. These standards differ in several important respects from the standards for furnaces used in site-built residential homes. The after market channel of distribution includes sales of both new and replacement air conditioning units and heat pumps.

      A substantial portion of site-built residential products have been introduced in the last three years, including a reengineered line of high efficiency air conditioners, heat pumps and furnaces. Residential HVAC products for use in site-built homes are sold through independently-owned distributors who sell to HVAC dealers and contractors.

      The Group is one of the largest suppliers of HVAC equipment for the manufactured housing market in the United States. The Company believes that the Group has one major competitor in this market, Evcon Industries, which markets its products under the "Evcon/Coleman" name. Competition in the site-built residential HVAC market is intense, and many suppliers of such equipment have substantially greater financial and marketing resources than the Group and enjoy greater brand awareness. In these markets, the Group competes with, among others, Carrier Corporation, Lennox Industries, Trane Company and York International Corporation. The Group competes in both the manufactured housing and site-built markets on the basis of breadth and quality of its product line, distribution, product availability and price. The Company believes that the Group competes favorably with respect to these factors.

      The Group has eight manufacturing plants and employed 1,660 full-time people as of December 31, 1993, 201 of which are covered under a collective bargaining agreement which expires in 1995. The Company believes that the Group's relationships with its employees are satisfactory.

Plumbing Products Group

     The Plumbing Products Group manufactures and sells vitreous china bathroom fixtures (including sinks, toilet bowls and tanks), fiberglass and acrylic fixtures, brass, including die cast, and plastic faucets, bath cabinets and vanities and shower doors, and also markets stainless steel and enameled steel tubs and sinks. In addition to its standard product offerings, the Group also sells designer bathroom fixtures, 1.5 gallon water-efficient toilets and a variety of products that are accessible to physically challenged individuals. Products are sold under the URC(TM), Universal-Rundle(R), CareFree(R), Milwaukee Faucets(TM) and Raphael(R) brand names principally to wholesale plumbing distributors and retail home centers. End customers of the Group's products are generally home builders, do-it-yourself homeowners, remodeling contractors and commercial builders.

      The Group sells its products to distributors and home centers through independently owned manufacturer's representatives supported by 67 sales and marketing personnel employed by the Group as of December 31, 1993.

      The Group competes with many suppliers of plumbing and related products, several of which have greater financial and marketing resources than the Group and greater brand awareness. The Group's competitors include American Standard Inc., Eljer Industries and Kohler Company. The Group competes primarily on the basis of price, quality, service and breadth of product line offerings. The Group believes it competes favorably by offering quality products at a reasonable price and by developing products using new technologies.

      The Plumbing Products Group has eight manufacturing facilities and employed 1,321 full-time people as of December 31, 1993, approximately 980 of whom are covered by collective bargaining agreements which expire between 1994 and 1997. The Company believes that the Group's relationships with its employees are satisfactory.

Business Held for Sale

      In October 1993, the Company decided to sell its Dixieline Lumber Company subsidiary ("Dixieline") through which the Company conducts its Retail Home Center Operations. This business consists of a chain of ten retail home center stores, a contractor and wholesale lumberyard and a truss manufacturing yard in the greater San Diego, California area. Dixieline provides a wide assortment of lumber, plywood, building materials and home improvement products serving the new residential construction and residential replacement and remodeling markets, and also provides delivery and lumber cutting and milling services. The contractor and wholesale lumberyard sells lumber, plywood and building materials to professional contractors and wholesalers, and supplies such products for sale in its own retail home center stores. The Company reduced its investment in this business to estimated net realizable value and recorded a pre-tax valuation reserve of $20.3 million in the third quarter of 1993. The Company currently intends to operate this business until a sale is consummated. See Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7 of Part II of this report and Note 9, Notes to Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference.

      Dixieline competes primarily with Home Base and Home Depot. Certain of its competitors have greater financial and marketing resources than Dixieline. Dixieline competes primarily on the basis of price, product availability and the knowledge of its sales staff. The Company believes Dixieline competes favorably with respect to these factors.

      Dixieline employed 687 full-time people as of December 31, 1993, 153 of whom are covered by collective bargaining agreements which expire in 1995. The Company believes that Dixieline's relationships with its employees are satisfactory.

GENERAL CONSIDERATIONS

Employees

     The Company employed approximately 5,640 persons at December 31, 1993.

Backlog

      Backlog expected to be filled during 1994 was approximately $95,839,000, at December 31, 1993 ($80,181,000 at December 31, 1992). Backlog is not regarded as a significant factor for operations where orders are generally for prompt delivery. While backlog stated for December 31, 1993 is believed to be firm, the possibility of cancellations makes it difficult to assess the firmness of backlog with certainty.

Research and Development

      The Company's research and development activities are principally new product development and do not involve significant expenditures.

Patents and Trademarks

      The Company holds numerous design and process patents that it considers important, but no single patent is material to the overall conduct of its business. It is the Company's policy to obtain and protect patents whenever such action would be beneficial to the Company. The Company owns several trademarks that it considers material to the marketing of its products, including Broan(R), Nautilus(R), Air Care(TM), Governair(R), Mammoth(R), Temtrol(TM), Miller(R), Intertherm(R), URC(TM) and Universal-Rundle(R). The Company believes that its rights in these trademarks are adequately protected.

Raw Materials

      The company purchases raw materials and most components used in its various manufacturing processes. The principal raw materials purchased by the Company are rolled sheet, formed and galvanized steel, copper, aluminum, plate mirror glass, silica, lumber, plywood, paints, chemicals, resins and plastics. The materials, molds and dies, subassemblies and components purchased from other manufacturers, and other materials and supplies used in manufacturing processes have generally been available from a variety of sources. Whenever practical, the Company establishes multiple sources for the purchase of raw materials and components to achieve competitive pricing, ensure flexibility and protect against supply disruption.

Working Capital

      The carrying of inventories to support distributors and to permit prompt delivery of finished goods requires substantial working capital. Substantial working capital is also required to carry receivables. See "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations, beginning on Page 23 of this report, incorporated herein by reference.

Executive Officers of the Registrant

Name                          Age            Position

Richard L. Bready             49             Chairman, President and
                                             Chief Executive Officer

Almon C. Hall                 47             Vice President, Controller
                                             and Chief Accounting Officer

Richard J. Harris             57             Vice President and Treasurer

Siegfried Molnar              53             Senior Vice President -
                                             Group Operations

Kenneth J. Ortman             58             Senior Vice President -
                                             Group Operations

Kevin W. Donnelly             39             Vice President, General Counsel
                                             and Secretary

      The executive officers have served in the same or substantially similar executive positions with the Company for at least the past five years, except Mr. Bready, who became Chairman and Chief Executive Officer in 1990 after serving as President, Chief Operating and Chief Financial Officer of the
Company for more than the past five years; Mr. Molnar, who was President and Chief Operating Officer (1987-1990) of RB&W Corporation prior to joining the Company in March, 1990; and Mr. Ortman, who was Vice President, Operations and later Senior Vice President and General Manager of the Supply Division of the Wheelabrator Corporation division of Wheelabrator Technologies (1984-1988) prior to joining the Company in September, 1989.

      Executive Officers are elected annually by the Board of Directors of the Company and serve until their successors are chosen and qualified. Mr. Bready has an employment agreement with the Company providing for his employment as Chief Executive Officer through 1998. The Company's executive officers include only those officers of the Company who perform policy-making functions for the Company as a whole and have managerial responsibility for major aspects of the Company's overall operations. A number of other individuals who serve as officers of the Company or its subsidiaries perform policy-making functions and have managerial responsibilities for the subsidiary or division by which they are employed, although not for the Company overall. Certain of these individuals could, depending on earnings of such unit, be more highly compensated than some executive officers of the Company.

Item 2. Properties

      Set forth below is a brief description of the location and general character of the principal administrative, sales and manufacturing facilities and other material real properties of the Company. All properties are owned, except for those indicated by an asterisk, which are leased.
                                                                   Approximate
Location                 Description                               Square Feet

Union, IL                Manufacturing/Warehouse/Administrative      174,000*
Hartford, WI             Manufacturing/Warehouse/Administrative       402,000
Old Forge, PA            Warehouse/Administrative                      40,000
Bensenville, IL          Warehouse/Administrative                     69,000*
Mississauga, ONT         Manufacturing/Administrative                 108,000
Elk Grove Village, IL    Manufacturing/Warehouse/Administrative      106,000*
Dallas, TX               Manufacturing/Administrative                  71,000
Carlsbad, CA             Warehouse/Administrative                     46,000*
Hong Kong                Manufacturing                                30,000*
Waupaca, WI              Manufacturing                                 35,000
St. Peters, MO           Warehouse/Administrative                    250,000*
St. Louis, MO            Manufacturing                                214,000
Boonville, MO            Manufacturing                               250,000*
Minneapolis, MN          Manufacturing                               200,000*
Oklahoma City, OK        Manufacturing/Administrative                 117,000
Okarche, OK              Manufacturing/Administrative                 107,000
Los Angeles, CA          Manufacturing/Administrative                 177,000
San Diego, CA(1)         Retail/Warehouse/Administrative             180,000*
New Castle, PA           Manufacturing/Administrative                 420,000
Hondo, TX                Manufacturing/Administrative                 404,000
Monroe, GA               Manufacturing/Administrative                 414,000
Union Point, GA          Manufacturing/Administrative                 191,000
Ottumwa, IA              Manufacturing/Administrative                  85,000
Milwaukee, WI            Manufacturing/Administrative                  76,000
Rensselaer, IN           Manufacturing/Administrative                 271,000
Chicago, IL              Manufacturing/Sales/Administrative           100,000
Providence, RI           Administrative                               31,000*
_______________
(1) In addition, Dixieline owns or leases nine other retail locations containing between 13,000 and 56,000 square feet, plus warehouse and outdoor storage space for a total of approximately 3,770,000 square feet.

      The Company considers its material properties to be in satisfactory repair. The St. Louis plant, which is part of the Company's Air Conditioning and Heating Products Group and manufactures products for the residential site-built and manufactured housing markets, experienced damage as a result of the flooding of the Mississippi River in July 1993. The plant was closed for several weeks, but returned to full operation in late August 1993. The Company believes that it has adequate insurance coverage and does not expect this event to have a material adverse effect on the Company's financial condition or results of operations. See Note 7, Notes to Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference.


Item 3.  Legal Proceedings.

     The Company and its operating units are subject to numerous federal, state and local laws and regulations, including environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company believes that it is in substantial compliance with the material laws and regulations applicable to it. The Company and its subsidiaries or former subsidiaries are involved in current, and may become involved in future, remedial actions under federal and state environmental laws and regulations which impose liability on companies to clean up, or contribute to the cost of cleaning up, sites at which their hazardous wastes or materials were disposed of or released. Such claims may relate to properties or business lines acquired by the Company after a release has occurred. In other instances, the Company may be partially liable under law or contract to other parties that have acquired businesses or assets from the Company for past practices relating to hazardous substances management. The Company believes that all such claims asserted against it, or such obligations incurred by it, will not have a material adverse effect upon the Company's financial condition or results of operations. Expenditures in 1992 and 1993 to evaluate and remediate such sites were not material. However, the Company is presently unable to estimate accurately its ultimate financial exposure in connection with identified or yet to be identified remedial actions due among other reasons to: (i) uncertainties surrounding the nature and application of environmental regulations, (ii) the Company's lack of information about additional sites at which it may be listed as a potentially responsible party ("PRP"), (iii) the level of clean-up that may be required at specific sites and choices concerning the technologies to be applied in corrective actions and
(iv) the time periods over which remediation may occur. Furthermore, since liability for site remediation is joint and several, each PRP is potentially wholly liable for other PRPs that become insolvent or bankrupt. Thus, the solvency of other PRPs could directly affect the Company's ultimate aggregate clean-up costs. In certain circumstances, the Company's liability for clean-up costs may be covered in whole or in part by insurance or indemnification obligations of third parties.

      In addition to the legal matters described above, the Company and its subsidiaries are parties to various legal proceedings incident to the conduct of their businesses. None of these proceedings is expected to have a material adverse effect, either individually or in the aggregate, on the Company's financial position or results of operations. See Note 7, Notes to Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference.

Item 4.  Submission of Matters of a Vote of Security Holders.

     Not applicable.

PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholders Matters.

      Stockholders of record of Nortek Common and Special Common Stock at March 15, 1994, numbered approximately 4,542 and 3,392, respectively. There were no dividends declared on the Common and Special Common in 1992 or 1993. The high and low sales prices of Nortek's Common Stock traded on the New York Stock Exchange in each quarter of 1993 and 1992 were:

1993
Quarter        High      Low

First          6 1/8     4 7/8
Second         5 1/2     4 3/4
Third          6         4 3/8
Fourth         9         6

1992
Quarter        High      Low

First          5 3/4     1 5/8
Second         7 3/8     4 1/2
Third          6 1/8     4 3/8
Fourth         5 1/2     3 3/4

      See Note 5, Notes to Consolidated Financial Statements, Page F-18 of this report.


Item 6.   Consolidated Selected Financial Data
          Nortek, Inc. and Subsidiaries
          For the Five Years Ended December 31, 1993


                               1993      1992       1991       1990       1989
                               ----      ----       ----       ----       ----
                                   (In Thousands Except Per Share Amounts)

Consolidated Summary of
Operations:
 Net sales                 $744,113  $799,979   $917,049 $1,037,239 $1,080,225
 Operating earnings (loss)   30,346    20,436     11,015   (16,512)        981
 Pre-tax loss on businesses
   sold or held for sale   (20,300)  (14,500)   (15,200)        ---        ---
 Loss from continuing
   operations              (12,600)  (21,000)   (34,700)   (41,400)   (42,500)
 Earnings (loss) from dis-
   continued operations         ---   (3,300)        ---    (6,600)     14,000
 Extraordinary gain (loss)
   from debt retirements    (6,100)       100      7,600      9,900     16,000
 Cumulative effect of an
   accounting change        (2,100)       ---        ---        ---        ---
 Net loss                  (20,800)  (24,200)   (27,100)   (38,100)   (12,500)

Financial Position:
 Unrestricted cash, invest-
   ments and marketable
   securities              $ 82,498  $ 73,748   $ 42,919   $ 61,098   $160,202
 Working capital            117,926   132,587    139,657    176,742    322,419
 Total assets               509,209   515,373    582,372    715,427    856,765
 Total Debt--
   Current                   37,539     6,810      4,875     68,483     33,052
   Long-term                178,210   201,863    232,581    284,323    400,825
 Current ratio                1.6:1     1.9:1      1.9:1      1.9:1      2.8:1
 Debt to equity ratio         2.1:1     1.6:1      1.6:1      2.0:1      2.0:1
 Depreciation and amortiza-
   tion                      20,726    23,644     28,373     31,050     33,273
 Capital expenditures        10,809     8,804     16,015     24,523     35,303
 Stockholders' investment   104,007   126,906    152,929    180,743    218,031
 Common and Special Common
   shares outstanding        12,542    12,526     13,079     13,512     13,928

Per Share:
 Loss from continuing operations--
   Primary                 $  (1.00)   $  (1.67) $  (2.57)  $  (3.07) $  (3.10)
   Fully diluted              (1.00)     (1.67)     (2.57)     (3.07)    (3.10)
 Net loss--
   Primary                    (1.66)     (1.92)     (2.01)     (2.83)     (.91)
   Fully diluted              (1.66)     (1.92)     (2.01)     (2.83)     (.91)
 Cash dividends--
   Common                       ---       ---        ---         .10       .10
   Special Common               ---       ---        ---         .04       .04
 Stockholders' investment      8.29      10.13      11.69      13.38     15.65


See Notes 7 to 12 and Note 14 of the Notes to Consolidated Financial Statements, Pages F-21 to F-25 and F-26, respectively, of this report and Item 7 of Management's Discussion and Analysis of Financial Condition and Results of Operations, Page 15, regarding the effect on operating results of businesses sold and other matters.

Item 7. Management's  Discussion  and  Analysis  of  Financial  Condition   and
        Results of Operations

The Company is a diversified manufacturer of residential and commercial building products, operating within three principal product groups: the Residential Building Products Group; the Air Conditioning and Heating Products Group; and the Plumbing Products Group. Through these product groups, the Company manufactures and sells, primarily in the United States and Canada, a wide variety of products for the residential and commercial construction, manufactured housing, and the do-it-yourself and professional remodeling and renovation markets.

In October 1993, the Company made the strategic decision to sell its Retail Home Center Operations ("Dixieline") to increase the Company's focus on its other building products businesses. Although the Company currently intends to operate this business until a sale is consummated, for the purposes of this Management's Discussion and Analysis of Financial Condition and Results of Operations, the results of operations attributable to Dixieline have been excluded from all data that is reported as being from ongoing operations, including net sales, cost of products sold, selling, general and administrative expense and segment earnings. Total consolidated operating results of the Company, however, include the operating results of Dixieline through October 2, 1993, the date that such business was accounted for as a business held for sale. (See Notes 1 and 9 of the Notes to Consolidated Financial Statements.)

Results of Operations

The  following tables set forth, for the three years ended December  31,  1993,
(a) certain consolidated operating results, (b) the percentage change of certain such results as compared to the prior year, (c) the percentage which certain of such results bears to net sales and (d) the change of certain of such percentages (to net sales) as compared to the prior year:
                                                                  Percentage
                                                                  Change
                                                                   ------
                                      Year Ended December 31,   1992      1991
                                      -----------------------     to        to
                                  1993      1992      1991      1993      1992
                                  --------            ----      ----      ----
                                     (Amounts in Millions)

Net sales                        $744.1    $800.0    $917.0     (7.0)   (12.8)%
  Cost of products sold           532.5     595.2     693.1     10.5     14.1
  Selling, general and admini-
     strative expense             181.3     184.4     212.9      1.7     13.4
Operating earnings                 30.3      20.4      11.0     48.5     85.5
  Interest expense                (26.5)    (29.2)    (39.2)     9.3     25.5
  Interest and dividend income      3.2       4.4       8.8    (27.3)   (50.0)
  Net gain on investment and
     marketable securities          1.7       0.9       0.4     88.9    125.0
  Settlement of litigation        ---       ---       (11.5)   ---      100.0
  Loss on businesses sold or held
     for sale                     (20.3)    (14.5)    (15.2)   (40.0)     4.6
Loss from continuing operations
  before provision (credit) for
   income taxes                    (11.6)    (18.0)    (45.7)    35.6      60.6
Provision (credit) for
     income taxes                   1.0       3.0     (11.0)    66.7   (127.3)
Loss from continuing operations   (12.6)    (21.0)    (34.7)    40.0     39.5
  Loss from discontinued
     operations                   ---        (3.3)    ---      100.0    ---
  Extraordinary gain (loss) from
     debt retirements              (6.1)      0.1       7.6    ---      (98.7)
  Cumulative effect of an account-
     ing change                    (2.1)    ---       ---      ---      ---
Net loss                          (20.8)    (24.2)    (27.1)    14.1     10.7

                                                                 Change in
                                                                 Percentage
                                                                 ----------
                                    Percentage of Net Sales    1992       1991
                                    Year Ended December 31,     to         to
                                    -----------------------
                                   1993      1992     1991     1993       1992
                                   ----      ----     ----     ----       ----

Net sales                         100.0%    100.0%    100.0%   ---        ---
  Cost of products sold            71.5      74.4      75.6      2.9      1.2
  Selling, general and admini-
     strative expense              24.4      23.0      23.2     (1.4)     0.2
Operating earnings                  4.1       2.6       1.2      1.5      1.4
  Interest expense                 (3.6)     (3.7)     (4.3)      .1      0.6
  Interest and dividend income       .4        .6       1.0      (.2)    (0.4)
  Net gain on investment and
     marketable securities           .2     ---       ---         .2    ---
  Settlement of litigation        ---       ---        (1.3)   ---        1.3
  Loss on businesses sold          (2.7)     (1.8)     (1.6)     (.9)    (0.2)
Loss from continuing opera-
  tions before provision
  (credit) for income taxes        (1.6)     (2.3)     (5.0)      .7      2.7
  Provision (credit) for
     income taxes                    .1       0.3      (1.2)      .2     (1.5)
Loss from continuing opera-
     tions                         (1.7)     (2.6)     (3.8)      .9      1.2
  Loss from discontinued
     operations                   ---        (0.4)    ---         .4     (0.4)
  Extraordinary gain (loss)
     from debt retirements          (.8)    ---         0.8      (.8)    (0.8)
  Cumulative effect of an
     accounting change              (.3)    ---       ---        (.3)   ---
Net loss                           (2.8)     (3.0)     (3.0)      .2    ---

The following table presents the net sales for the Company's principal product groups for the three years ended December 31, 1993, and the percentage change of such results as compared to the prior year.

                                                                 Percentage
                                                                   Change
                                                                 --------
                                                               1992      1991
                                      Year Ended December 31,    to        to
                                      -----------------------
                                  1993      1992      1991     1993      1992
                                  ----      ----      ----     ----      ----
Net Sales:
  Residential Building
     Products                    $257.2    $249.2    $241.5      3.2%     3.2%
  Air Conditioning and
     Heating Products             275.6     237.0     221.1     16.3      7.2
  Plumbing Products               128.1     126.1     112.7      1.6     11.9
                                  -----     -----     -----    -----    -----
Net Sales from Ongoing
  Operations                      660.9     612.3     575.3      7.9      6.4
Businesses Sold or Held
  for Sale and Other               83.2     187.7     341.7    (55.7)   (45.1)
                                  -----     -----     -----    -----    -----
  Total                          $744.1    $800.0    $917.0     (7.0)%  (12.8)%
                                  =====     =====     =====    =====    =====

Year Ended December 31, 1993 as Compared to the Year Ended December 31, 1992

Net sales from ongoing operations increased approximately $48,598,000, or approximately 7.9%, in 1993 as compared to 1992. Total net sales decreased approximately $55,866,000, or approximately 7.0%, in 1993 as compared to 1992 as a result of businesses sold in 1992 and the effect of Dixieline, partially offset by the following factors. Net sales from ongoing operations increased principally as a result of increased sales volume of residential air conditioning and heating products (in part, as a result of the addition of certain distributors) and increased shipments of new and replacement air conditioning and heating products to manufactured housing customers by the Air Conditioning and Heating Products Group. To a lesser extent, increased sales levels in the Residential Building Products Group and increased sales levels of bathroom fixtures (principally vitreous china products) by the Plumbing Products Group were also a factor.

Cost of products sold from ongoing operations as a percentage of net sales from ongoing operations decreased from approximately 72.5% in 1992 to approximately 71.1% in 1993. Total cost of products sold as a percentage of total net sales decreased from approximately 74.4% in 1992 to approximately 71.5% in 1993 as a result of the effect of businesses sold in 1992, which was partially offset by the effect of increases in cost of products sold as a percentage of net sales at Dixieline and the following factors. The decrease in cost of products sold from ongoing operations as a percentage of net sales from ongoing operations primarily was attributable to increased sales levels and a reduction in cost in the Plumbing Products Group, and to a lesser extent, increased sales in the Residential Building Products Group and the Air Conditioning and Heating Products Group, in both cases, without a proportionate increase in costs. The improvement in cost levels was due, in part, to the Company's ongoing cost control efforts.

Selling, general and administrative expense from ongoing operations, as a percentage of net sales from ongoing operations increased from approximately 23.3% in 1992 to approximately 24.3% in 1993. Total selling, general and administrative expense, as a percentage of total net sales increased from approximately 23.0% in 1992 to approximately 24.4% in 1993 as a result of the factors described below and the effect of businesses sold in 1992, which sold businesses operated at lower expense levels than the Company's other product groups, partially offset by lower expense levels at Dixieline. The increase in the percentage of net sales from ongoing operations in 1993 was principally due to the effect of a pre-tax loss in the fourth quarter of 1993 of approximately $2,800,000 in connection with the curtailment of certain product lines by the Company's Plumbing Products Group and the effect of pre-tax losses in the third quarter of 1993 of approximately $1,600,000 as a result of the sale in October 1993 of certain real property and approximately $700,000 in connection with the consolidation of certain manufacturing facilities by the Company's Residential Building Products Group. The increase in the percentage of net sales from ongoing operations was partially offset by the effect of increased sales volume of residential and manufactured housing air conditioning and heating products by the Air Conditioning and Heating Products Group, without proportionate increases in expense.

Segment earnings from ongoing operations were approximately $47,200,000 for 1993 as compared to approximately $38,100,000 for 1992. Total segment earnings were approximately $46,900,000 for 1993, as compared to approximately $32,700,000 for 1992 as a result of the effect of changes in the operating Year Ended December 31, 1993 as Compared to the Year Ended December 31, 1992 (Continued)

results of Dixieline and a business sold in 1992 and the following factors. Total segment earnings are operating earnings (loss) plus corporate and other expenses not directly attributable to the Company's operating activities. The increase in segment earnings from ongoing operations principally was due to the increased sales level and reduced costs in the Plumbing Products Group, in part, due to the Company's ongoing cost control efforts, and increased sales volume of residential and manufactured housing air conditioning and heating products by the Air Conditioning and Heating Products Group and increased sales level in the Residential Building Products Group, without a proportionate increase in cost and expense. The increase in segment earnings from ongoing operations was partially offset by the effect of a pre-tax loss in the fourth quarter of 1993 of approximately $2,800,000 and the effect of pre-tax losses in the third quarter 1993 of approximately $1,600,000 and $700,000 described above.

Foreign segment earnings, consisting primarily of the results of operations of the Company's Canadian subsidiary which manufactures built-in ventilating products, declined to approximately 11% of segment earnings from ongoing operations in 1993 from approximately 16% of such earnings in 1992. This decline was primarily due to an approximately 30% increase in domestic segment earnings from ongoing operations in 1993, as well as an approximate 11% decrease in foreign segment earnings in 1993. The decrease in foreign segment earnings was primarily the result of the continued weakness in the residential construction market in Canada.

Dixieline's operating loss decreased by approximately $700,000 to a loss of approximately $300,000 in 1993. Net sales of Dixieline were approximately $83,200,000 in 1993 and approximately $94,800,000 in 1992. Total consolidated operating results of the Company include the operating results of Dixieline through October 2, 1993. Weakness in the San Diego area residential construction market and increased competition continued to affect Dixieline's results adversely.

Operating earnings in 1993 increased approximately $9,900,000, or approximately 48.5%, as compared to 1992, primarily as a result of the factors discussed above and include the effect of the results of Dixieline and a business sold in 1992.

Interest expense in 1993 decreased approximately $2,700,000, or approximately 9.3%, as compared to 1992, primarily as a result of purchases, at a discount, in open market and negotiated transactions of the Company's debentures and notes in 1992 and the payment of current maturities of long-term debt.

Interest income in 1993 decreased approximately $1,200,000, or approximately 27.3%, as compared to 1992, principally due to lower average invested balances of short-term investments, marketable securities and other investments (in part, due to a reduction in indebtedness), and lower yields earned on investment and marketable securities.

The net gain on investment and marketable securities was approximately $1,650,000 for 1993, as compared to approximately $850,000 for 1992. Year Ended December 31, 1993 as Compared to the Year Ended December 31, 1992 (Continued)

The pre-tax loss on businesses sold or held for sale of approximately $20,300,000 in 1993 and approximately $14,500,000 in 1992 resulted in the approximately $11,600,000 loss before provision for income taxes in 1993 and was the primary reason for the approximately $18,000,000 loss before provision for income taxes in 1992. The pre-tax loss on businesses sold or held for sale in 1993 resulted from the Company's decision to sell Dixieline and therefore to reduce the Company's net investment in such business to estimated net realizable value. (See Notes 1 and 9 of Notes to Consolidated Financial Statements.)

The provision for income taxes was approximately $1,000,000 for 1993, as compared to approximately $3,000,000 for 1992. The provision for income taxes as a percentage of the pre-tax loss from continuing operations was approximately 8.6% in 1993 as compared to approximately 16.7% in 1992. The income tax rates differed from the United States federal statutory rate of 35% in 1993 and 34% in 1992 as a result of the effect of an increase in income tax valuation reserves in 1993 and higher foreign income tax on foreign source income, a limited amount of state income tax benefits recorded, and nondeductible amortization expense (for tax purposes) in both years, and, in 1992, as a result of certain nondeductible costs associated with a business sold and unrecorded income tax credits relating to capital loss carryforwards since the income tax benefits attributable thereto may not be realized. (See
Note 3 of the Notes to Consolidated Financial Statements.)

An extraordinary loss of approximately $6,100,000 in 1993 compared to an approximate $100,000 gain in 1992. The loss in 1993 resulted primarily from the call for redemption on February 22, 1994 of certain of the Company's various Notes and Debentures in connection with the financing described in Note 4 of Notes to Consolidated Financial Statements.

The charge to operations in 1993 from the cumulative effect of an accounting change of approximately $2,100,000 resulted from the adoption of Statement of Financial Accounting Standards ("SFAS") No. 106. (See Note 6 of Notes to Consolidated Financial Statements.)

Year Ended December 31, 1992 as Compared to the Year Ended December 31, 1991

Net sales from ongoing operations increased approximately $36,982,000, or approximately 6.4%, in 1992 as compared to 1991. Total net sales decreased approximately $117,070,000, or approximately 12.8%, in 1992 as compared to 1991 due to the effect of businesses sold in 1991 and 1992 partially offset by the following factors. Net sales from ongoing operations increased principally as a result of increased sales volume of residential air conditioning and heating products by the Air Conditioning and Heating Products Group and increased sales prices and sales volume of bathroom fixtures by the Plumbing Products Group. To a lesser extent, increased sales levels in the Residential Building Products Group were also a factor.

Cost of products sold from ongoing operations as a percentage of net sales from ongoing operations decreased slightly from approximately 72.7% in 1991 to approximately 72.5% in 1992. Total cost of products sold as a percentage of total net sales decreased from approximately 75.6% in 1991 to approximately
74.4% in 1992. This differential is attributable to the fact that the Year Ended December 31, 1992 as Compared to the Year Ended December 31, 1991 (Continued)

businesses sold by the Company during this period operated at higher cost levels than the Company's other product groups. The decrease in cost of products sold from ongoing operations as a percentage of net sales from ongoing operations in 1992 was primarily attributable to increased sales levels of residential air conditioning and heating products by the Air Conditioning and Heating Products Group, and increased sales levels by the Plumbing Products and Residential Building Products Groups, in each case without a proportionate increase in cost. This decrease in the percentage was partially offset by increased costs on slightly lower sales in commercial and industrial air conditioning and heating products by the Air Conditioning and Heating Products Group.

Selling, general and administrative expense from ongoing operations as a percentage of net sales from ongoing operations decreased from approximately 24.7% in 1991 to approximately 23.3% in 1992. Total selling, general and administrative expense as a percentage of total net sales decreased from approximately 23.2% in 1991 to approximately 23.0% in 1992. This differential is attributable to the fact that the businesses sold by the Company during this period operated at lower expense levels than the Company's other product groups. The decrease in selling, general and administrative expense from ongoing operations as a percentage of net sales from ongoing operations in 1992 was principally due to increased sales of bathroom fixtures by the Plumbing Products Group, without a proportionate increase in expense. A reduction in the level of expense in the Residential Building Products Group also contributed to the decrease in the percentage. Net settlements of litigation and related expenses of approximately $700,000 in 1992 as compared to approximately $2,300,000 in 1991 were also factors.

Segment earnings from ongoing operations were approximately $38,100,000 for 1992 and approximately $27,800,000 for 1991. Total segment earnings were approximately $32,700,000 for 1992 as compared to approximately $23,800,000 in 1991. The increase in total segment earnings is primarily a result of the factors that follow partially offset by the effect of businesses sold. The increase in segment earnings from ongoing operations was due principally to reduced expense levels in the Residential Building Products Group and increased sales levels of residential air conditioning and heating products by the Air Conditioning and Heating Products Group. To a lesser extent, increased sales levels of plumbing products by the Plumbing Products Group contributed to the increase in segment earnings from ongoing operations. A decline in 1992 in the amount of net settlements of litigation and related expenses was also a factor in the increase in segment earnings from ongoing operations in 1992. These increases in segment earnings from ongoing operations were partially offset by slightly lower earnings attributable to commercial and industrial air conditioning and heating products by the Air Conditioning and Heating Products Group resulting from a slight decrease in net sales of such products, without a proportionate decrease in costs.

Foreign segment earnings declined to approximately 16% of total segment earnings from ongoing operations in 1992 from approximately 30% of such earnings in 1991. This decline was primarily due to an approximate 64% increase in domestic segment earnings from ongoing operations in 1992, as well as an approximate 27% decrease in foreign segment earnings in 1992. The decrease in foreign segment earnings was due primarily to a sales decrease in Year Ended December 31, 1992 as Compared to the Year Ended December 31, 1991 (Continued)

the Company's Canadian operations resulting from weakness in the residential construction market in Canada.

The operating loss from Dixieline increased by approximately $500,000 to a loss of $1,100,000 in 1992. The increased loss resulted primarily from a decline in net sales of approximately $9,700,000, or approximately 9.3%, to approximately $94,800,000 in 1992 from approximately $104,500,000 in 1991. Weakness in the San Diego area residential construction market and increased competition were primarily responsible for the lower sales and increased loss.

Operating earnings in 1992 increased approximately $9,400,000, or approximately 85.5%, as compared to 1991, primarily as a result of the factors discussed above for segment earnings from ongoing operations, partially offset by an increase in the operating loss of businesses sold to the date of sale. Lower unallocated corporate expenses were also a factor.

Interest expense in 1992 decreased approximately $10,000,000, or approximately 25.5% as compared to 1991, principally as a result of purchases, at a discount, in open market and negotiated transactions of the Company's debentures and notes in 1992 and 1991, payment of current maturities of long-term debt and a reduction in net short-term borrowings.

Interest income in 1992 decreased approximately $4,400,000, or approximately 50.0% as compared to 1991, principally due to lower average invested balances of short-term investments, marketable securities and other investments (in part, due to a reduction in indebtedness), and significantly lower yields earned on investments and marketable securities.

The net gain on investment and marketable securities was approximately $850,000 for 1992, as compared to approximately $400,000 in 1991. The gain on investment and marketable securities for 1991 was net of a loss of approximately $1,600,000 on the sale of the Company's investment in Stanley Interiors Corporation preferred stock.

The pre-tax loss on businesses sold of approximately $14,500,000 in 1992 was the primary factor in the approximately $18,000,000 loss from continuing operations before provision for income taxes in 1992. The approximately $15,200,000 pre-tax loss on businesses sold and the approximately $11,500,000 loss on settlement of litigation in 1991 were significant factors in the approximately $45,700,000 loss from continuing operations before income tax credit in 1991.

The provision for income taxes from continuing operations was approximately $3,000,000 for 1992 as compared to an approximately $11,000,000 income tax credit in 1991. The provision for income taxes as a percentage of the pre-tax loss from continuing operations was approximately 16.7% for 1992 compared to an income tax credit of approximately 24.1% for 1991. The income tax rate differed from the U. S. Federal statutory rate of 34% for both years as a result of the effect of certain nondeductible costs associated with businesses sold (approximately $2,827,000 in 1992 and approximately $968,000 in 1991), higher foreign income tax on foreign source income (approximately $1,127,000 in 1992 and approximately $2,728,000 in 1991), a limited amount of state income tax benefits recorded (since the income tax benefits attributable to operating Year Ended December 31, 1992 as Compared to the Year Ended December 31, 1991 (Continued)

losses for state income tax purposes may not be realized), nondeductible amortization expense (for tax purposes), and in 1992 approximately $3,990,000 of unrecorded income tax credits relating to capital loss carryforwards.

Results of discontinued operations in 1992 included a pre-tax gain of $1,474,000 (approximately $900,000 after-tax) which was attributable to the exchange of securities resulting from the settlement of derivative litigation. (See Note 7 of Notes to Consolidated Financial Statements.) During 1992, results of discontinued operations also included pre-tax valuation reserves of approximately $1,400,000 recorded in the third quarter and approximately $5,000,000 recorded in the fourth quarter. The Company remains contingently liable under approximately $7,100,000 of obligations under Industrial Revenue Bond ("IRB's") agreements, plus unpaid interest, relating to facilities of a previously discontinued business. This discontinued business defaulted on certain principal and interest payments related to these IRB's during 1992 and, in February 1993, filed for protection under federal bankruptcy laws. The Company continues to vigorously pursue all available remedies to minimize any liability that may ultimately result from the outcome of this matter. The Company believes that the resolution of this matter, after giving consideration to amounts previously provided, will not have a material adverse effect on the financial position or results of operations of the Company. (See Notes 7 and 10 of Notes to Consolidated Financial Statements.) Results of discontinued operations in 1991 included other income and expense items relating to businesses discontinued in prior years, including a pre-tax gain of approximately $700,000 as a result of proceeds from the settlement of certain litigation.

Extraordinary gain from debt retirements decreased approximately $7,500,000 in 1992 as compared to 1991.

Liquidity and Capital Resources

The Company's primary sources of liquidity in 1993 and 1992 have been funds provided by subsidiary operations, unrestricted investments and marketable securities and net proceeds from businesses sold or discontinued. The Company's Canadian subsidiary, Broan Limited, has a $20,100,000 Canadian (approximately $15,200,000 U. S. at exchange rates prevailing at December 31,
1993) secured line of credit, of which approximately $14,800,000 Canadian (approximately $11,200,000 U. S. at exchange rates prevailing at December 31,
1993), in the aggregate, is available to the Company (the "Line of Credit"). The Line of Credit prohibits dividends or other distributions to the Company from Broan Limited in excess of $14,800,000 Canadian (approximately $11,200,000
U. S. at exchange rates prevailing at December 31, 1993). Borrowings under the Line of Credit are available for working capital and other general corporate purposes. The Line of Credit contains covenants requiring Broan Limited to maintain (i) a ratio of earnings before interest and taxes to interest of at least 2 to 1, (ii) a working capital ratio of at least 1.5 to 1 and (iii) a debt to equity ratio of no higher than 3 to 1; the Line of Credit also limits the annual amount of capital expenditures which Broan Limited may make to $500,000 Canadian (approximately $378,000 U. S. at exchange rates prevailing at December 31, 1993). Broan Limited pays a commitment fee of .25% per annum on the unutilized portion of the Line of Credit payable monthly on a pro rata basis, and the Line of Credit is subject to review by the lender in April 1994. Liquidity and Capital Resources (Continued)

As of March 15, 1994, there were $2,346,000 U. S. in outstanding borrowings under the Line of Credit, all of the proceeds of such borrowings were advanced to the Company, and $3,850,000 U. S. of additional available borrowings could be advanced to the Company.

Unrestricted cash and investments were $56,606,000 at December 31, 1993. On January 14, 1994, the Company redeemed $22,600,000 principal amount of its 11-1/2% Senior Subordinated Debentures due May 1994, which were called for redemption in December 1993. In February 1994, the Company sold in a public offering $218,500,000 of its 9-7/8% Senior Subordinated Notes due 2004 ("9-7/8% Notes") at a slight discount. A portion of the net proceeds from the sale of the 9-7/8% Notes were used to redeem, on March 24, 1994, approximately $153,000,000 of certain of the Company's outstanding principal amount of indebtedness and pay accrued interest. The call for redemption on February 22, 1994 of this indebtedness resulted in an after-tax extraordinary loss of approximately $6,100,000, which was recorded in the fourth quarter of 1993. (See Note 4 of Notes to the Consolidated Financial Statements.)

The Company believes that cash flow from subsidiary operations, unrestricted cash and marketable securities and borrowings under the Line of Credit or under new credit facilities or arrangements which may be entered into will provide sufficient liquidity to meet the Company's working capital, capital expenditure, debt service and other ongoing business needs through, at least, 1994. Capital expenditures were approximately $10,400,000 in 1993, and are expected to be approximately $14,000,000 in 1994.

The Indenture governing the 9-7/8% Notes restricts, among other things, the payment of cash dividends, the repurchase of the Company's capital stock, the making of certain other restricted payments and the incurrence of additional indebtedness. (See Note 4 of Notes to Consolidated Financial Statements.)

The Company's investment in marketable securities at December 31, 1993 consisted primarily of investments in United States Treasury securities. At December 31, 1993, approximately $6,687,000 of the Company's cash and investments were pledged as collateral with an insurance company and were classified as restricted in current assets in the Company's accompanying consolidated balance sheet.

In 1993, approximately $5,507,000 of cash was utilized by the Company and its subsidiaries to pay indebtedness, including purchases, at a slight discount, in open market transactions of approximately $1,202,000 principal amount of the Company's debentures.

At December 31, 1993, the Company remains contingently liable under approximately $7,100,000 of obligations under Industrial Revenue Bond ("IRB's") agreements, plus unpaid interest, relating to facilities of a previously owned subsidiary. This former subsidiary defaulted on certain principal and interest payments related to these IRB's during 1992 and, in February 1993, filed for protection under federal bankruptcy laws. In March 1994, the Company paid approximately $1,594,000 to the Trustee of these IRB's for interest payments through that date. The Company continues to vigorously pursue all available remedies to minimize any liability that may ultimately result from the outcome of this matter. The Company believes that the resolution of this matter, after giving consideration to amounts previously provided, will not have a material Liquidity and Capital Resources (Continued)

adverse effect on the financial position or results of operations of the Company. (See Note 7 of Notes to Consolidated Financial Statements.)

In 1993, the Company adopted the accounting requirements of SFAS No. 106 for post-retirement health care and related benefits and recorded the accumulated post-retirement benefit obligation of approximately $2,100,000, after an income tax credit of approximately $1,000,000 ($.17 per share, net of tax) as the cumulative effect of an accounting change. Previously, such health care and related benefits for qualified and retired beneficiaries were charged to operating results in the period that such benefits were paid. Approximately $950,000 of the accumulated post-retirement benefit obligation was paid during 1993 as a result of certain plan modifications. (See Note 6 to the Notes to Consolidated Financial Statements.)

In 1993, the Company decided to sell Dixieline and recorded a pre-tax valuation reserve of approximately $20,300,000 (approximately $14,900,000 after-tax) in the third quarter of 1993 to reduce the Company's net investment in such business to estimated net realizable value. The Company is in preliminary discussions with a potential purchaser of these operations; however, no agreement has yet been reached, and there can be no assurance that any transaction will be consummated. The Company has reflected Dixieline's current assets, non-current assets, current liabilities and long-term mortgage notes payable separately in its consolidated balance sheet. (See Notes 1 and 9 of Notes to Consolidated Financial Statements.)

The Company's working capital and current ratio decreased from approximately $132,587,000 and approximately 1.9:1, respectively, at December 31, 1992 to approximately $117,926,000 and approximately 1.6:1, respectively, at December 31, 1993. These decreases include the effect of the change in the method of accounting for income taxes, pursuant to SFAS 109, adopted in the first quarter of 1993. (See Note 3 of Notes to Consolidated Financial Statements.) Disregarding the effect of SFAS 109 working capital decreased approximately
$18,263,000,  or  approximately 13.8%, from December 31, 1992 to  December  31,
1993.

Accounts receivable, excluding those of Dixieline, increased approximately $6,480,000, or approximately 8.3%, between December 31, 1992 and December 31, 1993, while net sales from ongoing operations increased approximately 5.6% in the fourth quarter of 1993 as compared to the fourth quarter of 1992. This increase is principally as a result of increased net sales of new and replacement products from residential and manufactured housing customers by the Air Conditioning and Heating Products Group. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Significant net sales near the end of any period generally result in significant amounts of accounts receivable on the date of the balance sheet at the end of such period. In recent periods, the Company has not experienced any significant changes in credit terms, collection efforts, credit utilization or delinquency.

Inventories, excluding those of Dixieline, increased approximately $5,870,000 or approximately 7.7%, between December 31, 1992 and December 31, 1993. Liquidity and Capital Resources (Continued)

Disregarding the effect of SFAS 109, inventories increased approximately $523,000, or approximately .7%.

Unrestricted cash and investments increased approximately $33,139,000 (of which $22,600,000 was used to retire certain indebtedness on January 14, 1994 - see
Note 4 of Notes to Consolidated Financial Statements) from December 31, 1992 to December 31, 1993, principally as a result of cash provided (used) by the following:
                                                                Condensed
                                                                Consolidated
                                                       Cash Flows
                                                     ------------
Operating Activities--
 Cash flow from operations, net                       $21,476,000
 Increase in accounts receivable, net                (11,033,000)
 Increase in inventories                              (2,854,000)
 Increase in accounts payable                           4,360,000
 Change in accrued expenses, taxes, prepaids,
   other assets, liabilities, and other, net              476,000
Investing Activities--
 Net cash payments relating to businesses
   sold or discontinued                               (2,420,000)
 Proceeds from the sale of investment
   and marketable securities, net of purchases         26,039,000
 Proceeds from the sale of property and
   equipment                                            5,242,000
 Capital expenditures                                (10,436,000)
Financing Activities--
 Increases in borrowings, net of payments,
   including purchase of debentures                     1,841,000
All other, net                                            448,000
                                                       ----------
                                                      $33,139,000
                                                       ==========

The Company's debt-to-equity ratio increased from approximately 1.6:1 at December 31, 1992 to approximately 2.1:1 at December 31, 1993, primarily as a result of the net loss of $20,800,000 in 1993 and a net increase in borrowings of approximately $7,100,000.

At December 31, 1993 and subsequently thereafter, the payment of cash dividends or stock payments was prohibited under the most restrictive of the Company's indentures and loan agreements. (See Note 4 of Notes to Consolidated Financial Statements.)

The Company's St. Louis, Missouri plant, which is part of the Company's Air Conditioning and Heating Products Group and manufactures products for the residential site-built and manufactured housing markets, experienced damage as a result of the flooding of the Mississippi River in July 1993. The plant was closed for several weeks, but returned to full operation in late August 1993. At December 31, 1993, the Company accrued for estimated losses of approximately $14,500,000 related to the flooding, recorded a receivable of approximately $14,500,000 for casualty, property damage and business interruption insurance claims due from its insurance carrier and recorded as a liability approximately $13,200,000 of cash advances received relating to such claims. The Company believes that it has adequate insurance coverage and does not expect this event Liquidity and Capital Resources (Continued)

to  have  a  material  adverse effect on the Company's financial  condition  or
results  of  operations.   (See  Note  7 of  Notes  to  Consolidated  Financial
Statements.)

At December 31, 1993, the Company has approximately $8,000,000 of net U. S. Federal prepaid income tax assets which are expected to be realized through future operating earnings. (See Note 3 of Notes to Consolidated Financial Statements.)

The Company believes that its growth will be generated largely by internal growth in each of its product groups, augmented by strategic acquisitions. The Company regularly reviews potential acquisitions which would increase or expand the market penetration of, or otherwise complement, its current product lines, although there are no pending agreements or negotiations for any material acquisitions and the Company has made no material acquisitions since early 1988.

Inflation, Trends and General Considerations

The Company's performance is dependent to a significant extent upon the levels of new residential construction, residential replacement and remodeling and non-residential construction, all of which are affected by such factors as interest rates, inflation and unemployment. In recent periods, the Company's product groups have operated in an environment of flat to declining levels of construction and remodeling activity, particularly new housing starts which decreased 43.8% between 1986 and 1991. New residential construction has made a modest recovery since 1991, although housing starts remain significantly below levels experienced in the mid-1980s. The Company's operations have been significantly affected by the difficult economic conditions, particularly in the Northeastern United States and California. However, the actions taken to reduce production costs and overhead levels and improve the efficiency and
profitability  of  the  Company's  operations  have  enabled  the  Company   to
significantly increase operating earnings in a slow economy, as well as to position the Company for growth should there be a recovery in the Company's markets. In the near term, the Company expects to operate in an environment of relatively stable levels of construction and remodeling activity, without significant further declines or improvements in such levels.

In recent periods, inflation has not had, and is not expected to have for the foreseeable future, a material effect on the Company's results of operations and financial condition.

Item 8. Financial Statements and Supplementary Data.

Financial statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 14(a) included elsewhere herein.

Item 9. Disagreements on Accounting and Financial Disclosure.

Not applicable.

PART III.

Item 10.  Directors and Executive Officers of the Registrant

See Election of Directors in the definitive Proxy Statement for the Company's 1994 Annual Meeting of Stockholders, incorporated herein by reference. See also Part I, Item 1, Business-General Considerations-Executive Officers of the Registrant.

Item 11.  Executive Compensation

See Executive Compensation in the definitive Proxy Statement for the Company's 1994 Annual Meeting of Stockholders, incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

See  Security  Ownership of Certain Beneficial Owners  and  Management  in  the
definitive   Proxy  Statement  for  the  Company's  1994  Annual   Meeting   of
Stockholders, incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

See Election of Directors in the definitive Proxy Statement for the Company's 1994 Annual Meeting of Stockholders, incorporated herein by reference.
PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) Financial Statements and Schedules

    The following documents are filed as part of this report:

 1. Financial Statements:           Page No.

    Report of Independent
      Public Accountants                F-1
    Consolidated Statement of
      Operations for the three
      years ended December 31,
      1993                              F-2
    Consolidated Balance Sheet
      as of December 31, 1993
      and 1992                          F-3
    Consolidated Statement of
      Cash Flows for the three
      years ended December 31,
      1993                              F-5
    Consolidated Statement of
      Stockholders' Investment
      for the three years ended
      December 31, 1993                 F-6
    Notes to Consolidated
      Financial Statements              F-7

 2. Financial Statement Schedules:
    Schedule I - Marketable
      Securities                       F-28
    Schedule II - Notes and
      Accrued Interest Receivable
      from Employees                   F-29
    Schedule V - Property and
      Equipment                        F-30
    Schedule VI - Accumulated
      Depreciation and Amorti-
      zation of Property and
      Equipment                        F-31
    Schedule VIII - Valuation
      and Qualifying Accounts          F-32
    Schedule IX - Short-Term
      Borrowings                       F-33
    Schedule X - Supplementary
      Profit and Loss Infor-
      mation                           F-34

      Schedules III, IV, VII, XI, XII, XIII and XIV are omitted as not applicable or not required under the rules of Regulation S-X.

    3.The exhibits are listed in the Exhibit Index, which is incorporated herein by reference.

(b) Reports on Form 8-K

      The following reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report:

      October 12, 1993. Item 5. Other Events, Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

     December 15, 1993.  Item 5. Other Events.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 1994.


                                     NORTEK, INC.



                                     By:
                                         /s/Richard L. Bready
                                         -------------------
                                         Richard L. Bready
                                         Chairman of the Board




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of March 25, 1994.


/s/Richard L. Bready                 /s/D. Stevens McVoy
- -------------------------------      ----------------------------------
Richard L. Bready, Chairman          D. Stevens McVoy, Director
of the Board and President
(principal executive officer)



/s/Richard J. Harris                 /s/J. Peter Lyons
- -------------------------------      ----------------------------------
Richard J. Harris, Vice President    J. Peter Lyons, Director
and Treasurer (principal financial
officer) and Director



/s/Almon C. Hall                     /s/Dennis J. McGillicuddy
- -------------------------------      ----------------------------------
Almon C. Hall, Vice President        Dennis J. McGillicuddy, Director
and Controller (principal
accounting officer)



/s/Philip B. Brooks                  /s/Barry Silverstein
- -------------------------------      ----------------------------------
Philip B. Brooks, Director           Barry Silverstein, Director

Report of Independent Public Accountants



To Nortek, Inc.:

We have audited the accompanying consolidated financial statements of Nortek, Inc. (a Delaware corporation) and subsidiaries listed in Item 14(a)(1) of this Form 10-K. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nortek, Inc. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

As explained in Note 6 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for post-retirement benefits other than pensions.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Item 14(a)(2) are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                     ARTHUR ANDERSEN & CO.



Boston, Massachusetts,
March 24, 1994

Nortek, Inc. and Subsidiaries
Consolidated Statement of Operations
For the Three Years ended December 31, 1993

                                             1993     1992       1991
                                            ------   ------     -----
                                 (In Thousands Except Per Share Amounts)

Net Sales                                 $744,113 $799,979  $917,049
                                           -------  -------   -------
Costs and Expenses:
Cost of products sold                      532,488  595,177   693,091
Selling, general and administrative
 expense                                   181,279  184,366   212,943
                                           -------  -------   -------
                                           713,767  779,543   906,034
                                           -------  -------   -------
Operating earnings                          30,346   20,436    11,015
Interest expense                          (26,519) (29,232)  (39,184)
Interest and dividend income                 3,223    4,446     8,769
Net gain on investment and
 marketable securities                       1,650      850       400
Settlement of litigation                       ---      ---  (11,500)
Loss on businesses sold or held for
 sale                                     (20,300) (14,500)  (15,200)
                                           -------  -------   -------
Loss from continuing operations before
 provision (credit) for income taxes      (11,600) (18,000)  (45,700)
Provision (credit) for income taxes          1,000    3,000  (11,000)
                                           -------  -------   -------
Loss from continuing operations           (12,600) (21,000)  (34,700)
Loss from discontinued operations              ---  (3,300)       ---
                                           -------  -------   -------
Loss before extraordinary gain (loss)     (12,600) (24,300)  (34,700)
Extraordinary gain (loss) from debt
 retirements                               (6,100)      100     7,600
                                           -------  -------   -------
Loss before the cumulative effect of
 an accounting change                     (18,700) (24,200)  (27,100)
Cumulative effect of an accounting
 change                                    (2,100)      ---       ---
                                           -------  -------   -------
Net Loss                                 $(20,800)$(24,200) $(27,100)
                                           =======  =======   =======
Net Earnings (Loss) Per Share:
Continuing operations--
 Primary                                 $  (1.00) $  (1.67) $  (2.57)
                                           -------  -------   -------
 Fully diluted                           $  (1.00) $  (1.67) $  (2.57)
                                           -------  -------   -------
Discontinued operations--
 Primary                                       ---     (.26)      ---
                                           --------------     -------
 Fully diluted                                 ---     (.26)      ---
                                           -------  -------   -------
Loss before extraordinary gain (loss)--
 Primary                                    (1.00)    (1.93)    (2.57)
                                           -------  -------   -------
 Fully diluted                              (1.00)    (1.93)    (2.57)
                                           -------  -------   -------
Extraordinary gain (loss)--
 Primary                                     (.49)      .01       .56
                                           -------  -------   -------
 Fully diluted                               (.49)      .01       .56
                                           -------  -------   -------
Cumulative Effect of an Accounting
 Change--
 Primary                                     (.17)      ---      ---
                                           -------  -------  -------
 Fully diluted                               (.17)      ---      ---
                                           -------  -------   -------
Net Loss--
 Primary                                 $  (1.66) $  (1.92) $  (2.01)
                                           =======  =======   =======
 Fully diluted                           $  (1.66) $  (1.92) $  (2.01)
                                           =======  =======   =======
Weighted Average Number of Shares:
 Primary                                    12,622   12,645    13,460
                                           =======  =======   =======
 Fully diluted                              13,362   13,411    14,312
                                           =======  =======   =======

The accompanying notes are an integral part of these financial statements.

Nortek, Inc. and Subsidiaries
Consolidated Balance Sheet
December 31, 1993 and 1992


Assets                                            1993        1992
                                                 ------      ------
                                              (Amounts in Thousands)
Current Assets:
Unrestricted--
  Cash and investments at cost which
     approximates market                       $ 34,006    $ 23,467
  Short-term investments held for
     redemption of debentures                    22,600         ---
  Marketable securities                          25,892      50,281
Restricted--
  Cash and investments at cost which
     approximates market                          6,687       8,187
Accounts receivable, less allowances
  of $4,198,000 and $3,961,000                   84,843      78,363
Inventories--
  Raw materials                                  27,603      27,269
  Work in process                                 9,227       9,792
  Finished goods                                 45,183      39,082
                                                -------     -------
                                                 82,013      76,143
                                                -------     -------
Current assets of business held
  for sale                                       23,736      18,990
Insurance claims receivable                      14,500         ---
Prepaid expenses and other current
  assets                                          7,541       8,069
U. S. Federal prepaid income taxes               17,000      22,000
                                                -------     -------
     Total Current Assets                       318,818     285,500

                                                -------     -------
Property and Equipment, at cost:
Land                                              5,833       7,376
Buildings and improvements                       52,309      54,416
Machinery and equipment                         108,983     103,246
                                                -------     -------
                                                167,125     165,038
Less--Accumulated depreciation                   76,546      66,469
                                                -------     -------
     Total Property and Equipment, net           90,579      98,569

                                                -------     -------
Other Assets:
Goodwill, less accumulated amortization
  of $19,180,000 and $16,857,000                 75,599      78,406
Non-current assets of business held for
  sale                                           11,987      30,785
Other                                            12,226      22,113
                                                -------     -------
                                                 99,812     131,304
                                                -------     -------

                                               $509,209    $515,373
                                                =======     =======

The accompanying notes are an integral part of these financial statements.

Nortek, Inc. and Subsidiaries
Consolidated Balance Sheet
December 31, 1993 and 1992



                                                  1993        1992
                                                 ------      ------
                                                (Amounts in Thousands)
Liabilities and Stockholders' Investment

Current Liabilities:
Notes payable, current maturities
  of long-term debt and other
  short-term obligations                       $ 14,957    $  6,810
11 1/2% Senior Subordinated
  Debentures, net                                22,582         ---
Accounts payable                                 46,923      45,052
Accrued expenses and taxes, net                  91,422      92,276
Current liabilities of business
  held for sale                                  11,769       8,775
Insurance claims advances                        13,239         ---
                                                -------     -------
     Total Current Liabilities                  200,892     152,913
                                                -------     -------
Other Liabilities:
Deferred income taxes                            18,000      29,696
Other                                             8,100       3,995
                                                -------     -------
                                                 26,100      33,691
                                                -------     -------
Notes, Mortgage Notes and Debentures
  Payable, Less Current Maturities              169,664     192,938

                                                -------     -------
Mortgage Notes Payable of business
  held for sale                                   8,546       8,925

                                                -------     -------
Commitments and Contingencies (Note 7)

Stockholders' Investment:
Preference stock, $1 par value; authorized
  7,000,000 shares, none issued                     ---         ---
Common stock, $1 par value; authorized
  40,000,000 shares, 15,758,974 and
  15,602,142 shares issued                       15,759      15,602
Special common stock, $1 par value;
  authorized 5,000,000 shares, 849,575
  and 990,007 shares issued                         849         990
Additional paid-in capital                      134,627     134,599
Retained earnings (accumulated deficit)        (17,034)       3,766
Cumulative translation, pension
  and other adjustments                         (2,143)         ---
Less --treasury common stock at cost,
      3,795,028 shares                         (26,371)    (26,371)
     --treasury special common stock
      at cost, 271,574 shares                   (1,680)     (1,680)
                                                -------     -------
     Total Stockholders' Investment             104,007     126,906
                                                -------     -------
                                               $509,209    $515,373
                                                =======     =======


The accompanying notes are an integral part of these financial statements.

Nortek, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
For the Three Years Ended December 31, 1993

                                                 1993      1992      1991
                                                ------    ------    ------
                                                    (Amounts in Thousands)
Cash flows from operating activities:
Net loss                                     $(20,800) $(24,200) $(27,100)

Adjustments to reconcile net loss to cash:
Depreciation and amortization                   20,726    23,644    28,373
Gain on sale of investment and
 marketable securities                         (1,650)     (850)     (400)
(Gain) loss on debt retirements                  9,275     (150)  (12,600)
Loss on businesses sold or held for sale        20,300    19,500    15,200
Settlement of litigation                           ---       ---    11,500
Cumulative effect of an accounting change        3,100       ---       ---
Deferred federal income tax credit from
 continuing operations                         (6,300)   (1,700)   (9,350)
Deferred federal income tax credit on
 extraordinary loss                            (3,175)       ---       ---
Changes in certain assets and liabilities,
 net of effects from acquisitions and
 dispositions:
 Accounts receivable, net                     (11,033)   (7,323)   (8,862)
 Prepaids and other current assets               (937)     2,443   (2,019)
 U. S. Federal income tax refund                   ---     1,803    16,401
 Inventories                                   (2,854)   (2,807)    11,703
 Net assets of discontinued operations             ---       ---     1,797
 Accounts payable                                4,360   (1,638)    18,735
 Accrued expenses and taxes                    (3,913)     3,398   (3,087)
 Long-term assets, liabilities and
   other, net                                    5,326      (21)     (673)
                                               -------   -------   -------
   Total adjustments to net loss                33,225    36,299    66,718
                                               -------   -------   -------
   Net Cash Provided by Operating
    Activities                                  12,425    12,099    39,618
                                               -------   -------   -------
Cash Flows from investing activities:
Capital expenditures                          (10,436)   (8,804)  (15,902)
Proceeds from the sale of property
 and equipment                                   5,242     1,045     3,573
Purchase of investments and marketable
 securities                                   (87,922)  (94,671) (195,677)
Purchase of restricted investments
 and marketable securities                                   ---     (603)
Proceeds from the sale of investments
 and marketable securities                     113,961    72,280   203,133
Proceeds from the sale of restricted
 investments and marketable securities             ---       ---     2,972
Net cash proceeds (payments) relating
 to businesses sold or discontinued            (2,420)    38,813    38,496
Change in restricted cash and
 investments                                     2,552    13,030    13,972
Other, net                                       (777)     1,080       296
                                               -------   -------   -------
   Net Cash Provided by Investing
    Activities                                  20,200    22,773    50,260
                                               -------   -------   -------
Cash Flows from financing activities:
Purchase of debentures and notes
 payable                                       (1,383)  (21,693)  (43,444)
Increase in borrowings                           7,348     4,197    15,860
Payment of borrowings                          (4,124)   (5,692)  (73,911)
Cash dividends paid                                ---       ---     (324)
Purchase of Nortek Common and
 Special Common Stock                              ---   (2,006)     (713)
Other, net                                     (1,327)   (2,720)   (2,357)
                                               -------   -------   -------
   Net Cash Provided by (Used in)
    Financing Activities                           514  (27,914) (104,889)
                                               -------   -------   -------
Net increase (decrease) in unre-
 stricted cash and investments                  33,139     6,958  (15,011)
Unrestricted cash and investments
 at the beginning of the year                   23,467    16,509    31,520
                                               -------   -------   -------
Unrestricted cash and investments
 at the end of the year                        $56,606  $ 23,467  $ 16,509
                                               =======   =======   =======

The accompanying notes are an integral part of these financial statements.

Nortek, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Investment
For the Three Years Ended December 31, 1993

                                                            Cumulative
                                                            Translation,
                                         Addi-      Retained   Pension
                               Special  tional      Earnings and Other
                        Common Common  Paid-in   (Accumulat-   Adjust-Treasury
                         Stock  Stock  Capital   ed Deficit)     ments   Stock
                               ------   -------   -------  --------   -------
                                              (Amounts in Thousands)
Balance, December 31,
 1990                  $15,312 $1,203  $134,493    $55,066     $ ---$(25,331)
126,817 shares of
 special common stock
 converted into 126,817
 shares of common stock    126  (126)       ---        ---       ---      ---
432,292 shares of common
 treasury stock and 777
 shares of special
 common treasury stock
 acquired                  ---    ---       ---        ---       ---    (714)
Net loss                   ---    ---       ---   (27,100)       ---      ---
                        ------ ------   -------    -------    ------  -------
Balance, December 31,
 1991                   15,438  1,077   134,493     27,966       --- (26,045)
86,345 shares of special
 common stock converted
 into 86,345 shares of
 common stock               87   (87)       ---        ---       ---      ---
631,701 shares of common
 treasury stock acquired,
 net                       ---    ---       ---        ---       ---  (2,006)
77,837 shares of common
 stock issued upon
 exercise of stock
 options                    77    ---       106        ---       ---      ---
Net loss                   ---    ---       ---   (24,200)       ---      ---
                        ------ ------   -------    -------    ------  -------
Balance, December 31,
 1992                   15,602    990   134,599      3,766       --- (28,051)
140,432 shares of
 special common stock
 converted into 140,432
 shares of common stock    141  (141)       ---        ---       ---      ---
16,400 shares of common
 stock issued upon
 exercise of stock
 options                    16    ---        28        ---       ---      ---
Translation adjustment     ---    ---       ---        ---   (1,337)      ---
Pension adjustment         ---    ---       ---        ---     (806)      ---
Net loss                   ---    ---       ---   (20,800)       ---      ---
                        ------ ------   -------    -------    ------  -------
Balance, December 31,
 1993                  $15,759$   849  $134,627  $(17,034)  $(2,143)$(28,051)
                        ====== ======   =======    =======    ======  =======


The accompanying notes are an integral part of these financial statements.

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


1. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Nortek, Inc. and all of its significant wholly-owned subsidiaries (the "Company" or "Nortek") after elimination of intercompany accounts and transactions. Certain amounts in the prior years' financial statements have been reclassified to conform to the presentation at December 31, 1993. On October 2, 1993, the Company began to account for its Dixieline Lumber Company, Inc. subsidiary ("Dixieline") as a business held for sale, through which business the Company conducts its Retail Home Center Operations. As a result, Dixieline's assets and liabilities have been separately reflected in the Company's accompanying consolidated balance sheet, and Dixieline's operating results through October 2, 1993 have been included in the Company's consolidated statement of operations for the year ended December 31, 1993. The Company intends to operate this business until a sale is consummated. (See Note 9.)

Cash, Investments and Marketable Securities

Investments consist of short-term (maturities of less than 30 days) highly liquid investments which are readily convertible into cash. Investments and marketable securities are carried at the lower of aggregate cost or approximate market price.

The Company has classified as restricted, certain cash, investments and marketable securities that are not fully available for use in its operations. At December 31, 1993, approximately $6,687,000 of cash and investments has been pledged as collateral for insurance and other requirements and is classified as restricted in current assets in the accompanying consolidated balance sheet.

Disclosures About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate fair value of each class of financial instruments for which it is practicable to estimate that value:

       Cash and Investments--
    The carrying amount approximates fair value because of the short maturity of those instruments.

       Marketable Securities--
    The fair value of marketable securities is based on quoted market prices. At December 31, 1993, the fair value of marketable securities approximated the amount on the Company's consolidated balance sheet.

       Long-Term Debt--
    The fair value of long-term indebtedness was estimated based on prices related to transactions involving the Company's long-term indebtedness or the Company's 1994 debt redemptions. (See Note 4.) At December 31, 1993, the fair value of long-term indebtedness approximates the amount on the Company's consolidated balance sheet.
Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Inventories

Inventories in the accompanying consolidated balance sheet are valued at the lower of cost or market. At December 31, 1993 and 1992, approximately $53,154,000 and $45,834,000 of total inventories, respectively, were valued on the last-in, first-out method (LIFO). Under the first-in, first-out method
(FIFO) of accounting, such inventories would have been $4,982,000 and $11,735,000 greater at December 31, 1993 and 1992, respectively. All other inventories were valued under the FIFO method. The increase in the amount of LIFO inventories in 1993 primarily results from the change in accounting for income taxes. (See Note 3.)

Sales Recognition

The Company recognizes sales upon the shipment of its products net of applicable provisions for discounts and allowances. The Company also provides for its estimate of warranty and bad debts at the time of shipment as selling, general and administrative expense.

Foreign Currency Translation

The Company translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at year-end. Net sales and expenses are translated using exchange rates in effect during the year. Gains and losses from foreign currency translation are credited or charged to cumulative translation adjustment included in stockholders' investment in the accompanying consolidated balance sheet. Gains and losses from foreign currency transactions were not material in 1992 and 1991.

Depreciation and Amortization

Depreciation and amortization of property and equipment is provided on a straight-line basis over the estimated useful lives which are generally as follows:

    Buildings and improvements                        10-35 years
    Machinery and equipment, including leases         3-15 years
    Leasehold improvements                                term of lease

Expenditures for maintenance and repairs are expensed when incurred. Expenditures for renewals and betterments are capitalized. When assets are sold, or otherwise disposed of, the cost and accumulated depreciation are eliminated and the resulting gain or loss is recognized.

Goodwill

The Company has classified as goodwill the cost in excess of fair value of the net assets (including tax attributes) of companies acquired in purchase transactions. Goodwill is being amortized on a straight-line method over 40 years. Amortization charged to continuing operations amounted to $2,418,000, $2,548,000 and $2,759,000 for 1993, 1992 and 1991, respectively. At each balance sheet date, the Company evaluates the realizability of goodwill based upon expectations of non-discounted cash flows and operating income for each subsidiary having a material goodwill balance. Based upon its most recent Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

analysis, the Company believes that no material impairment of goodwill exists at December 31, 1993.

Net Earnings (Loss) Per Share

Net earnings (loss) per share amounts have been computed using the weighted average number of common and common equivalent shares outstanding during each year. Earnings (loss) per share calculations for all periods presented do not include the effect of common stock equivalents or convertible debentures (and the reduction in related interest expense) because the assumed exercise of stock options and conversion of debentures is anti-dilutive for the net loss per share amounts. Special Common Stock is treated as the equivalent of Common Stock in determining earnings per share results.

2.  Cash Flows

Interest  paid was $26,981,000, $27,436,000 and $38,658,000 in 1993,  1992  and
1991, respectively.

The following table summarizes the activity of businesses sold or discontinued included in the accompanying consolidated statement of cash flows:

                                                    Year Ended December 31,
                                                     -----------------------
                                                    1993      1992     1991
                                                    ----      ----     ----
                                                    (Amounts in Thousands)

Fair value of assets sold                        $   ---  $ 52,793 $ 58,624
Liabilities assumed by the purchaser                 ---  (13,329) (11,530)
Notes receivable and other non-cash
   proceeds received as part of the
   proceeds                                          ---     (316) (10,090)
Cash (paid) received relating to
   businesses sold or discontinued               (2,420)     (335)    1,492
                                                  ------    ------   ------
Net cash proceeds (payments) relating
   to businesses sold or discontinued           $(2,420)   $38,813  $38,496
                                                  ======    ======   ======

The following summarizes other non-cash financing and investing activities:

                                                       Year Ended
                                                      December 31,
                                                     -----------------------
                                                     1992     1991
                                                     ----     ----     ----
                                                (Amounts in Thousands)
Use of restricted cash and investments
 in settlement of certain litigation
 (see Note 7)                                     $11,800   $  ---
Exchange of debentures (see Note 7)                 4,050      ---
Settlement of 11% subordinated notes
 receivable (see Note 7)                            2,576      ---
Non-compete agreement                                 ---      540
Capitalized lease obligations incurred                ---      113
Other                                               1,556    1,174

Non-cash financing and investing activities were not significant for the year ended December 31, 1993.
Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

3.  Income Taxes

In the first quarter of 1993, the Company adopted SFAS No. 109, as a change in accounting method. Prior year financial statements have not been restated to reflect the new accounting method. The effect of adopting this new accounting method in the first quarter of 1993 was not significant to the provision for income taxes as compared to the prior accounting method. For years through December 31, 1992, the provision (credit) for income taxes was computed in accordance with the comprehensive income tax allocation method, which recognizes the tax effects of all income and expense transactions included in each year's consolidated statement of operations, regardless of the year the transactions are reported for tax purposes.

The effect of this change in accounting method did not result in a charge to operations for the cumulative effect of an accounting change, but did result in changes to certain account balances on January 1, 1993 relating principally to net deferred income tax liabilities arising from acquisitions that were netted against certain asset and liability balances in the Company's consolidated balance sheet at December 31, 1992 as follows:

                                            Effect of
                                           Accounting
                                               Change
                                           ----------
                               (Amounts in Thousands)

 Increase in inventory, net                    $5,347
 Increase in property and equipment, net        1,883
 Decrease in accrued liabilities and
    taxes, net                                  1,833
 Increase in other liabilities                     99
 Decrease in U. S. Federal prepaid
    income taxes                                3,578
 Increase in deferred income tax liabilities    5,386

The tax effect of temporary differences which gave rise to significant portions of deferred income tax assets and liabilities as of January 1, 1993 and December 31, 1993, as adjusted for the adoption of SFAS No. 109, is as follows:

                                                         Dec. 31,   Jan. 1,
                                                          1993      1993
                                                        --------   -------
                                                    (Amounts in Thousands)
 U. S. Federal Prepaid (Deferred) Income Tax
 Assets Arising From:
    Accounts receivable                                  $ 1,387   $ 1,353
    Inventory                                              (666)   (2,229)
    Insurance reserves                                     4,576     4,682
    Other reserves, liabilities and
    assets, net                                           11,725    13,162
    Other, net                                              (22)        32
                                                          ------    ------
                                                         $17,000   $17,000
                                                          ======    ======

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

                                                         Dec. 31,   Jan. 1,
                                                          1993      1993
                                                        --------   -------
                                                    (Amounts in Thousands)
 Deferred (Prepaid) Income Tax Liabilities
 Arising From:
   Property and equipment, net                       $11,709    $16,188
   Prepaid pension assets                              1,666      1,977
   Unamortized debt discount                             102      2,369
   Insurance reserves                                (1,024)      (556)
   Other reserves, liabilities and
     assets, net                                         844      3,621
   Capital loss carryforward                         (6,217)    (5,925)
   Unrealized loss on business held
     for sale                                        (3,405)        ---
   Net operating loss carryforward                       ---    (1,350)
   Contribution carryforward                             ---      (544)
   Alternative minimum tax carryforward                  ---      (509)
   Valuation allowances                               14,326     11,714
   Other, net                                            (1)         15
                                                      ------     ------
                                                     $18,000    $27,000
                                                      ======     ======

At December 31, 1993, the Company has a capital loss carryforward of approximately $17,700,000, which expires in the year 1997. The Company has provided a valuation allowance equal to the tax effect of capital loss carryforwards and certain other deferred income tax assets, since realization of these deferred income tax assets, in part, is dependent on future taxable income which cannot be reasonably assured. At December 31, 1993, the Company has approximately $8,000,000 of net U.S. Federal prepaid income tax assets which are expected to be realized through future operating earnings.

At December 31, 1992, under the prior accounting method, prepaid income taxes of approximately $22,000,000, relating principally to accruals not deductible currently, were classified as a current asset, while cumulative deferred income tax liabilities of approximately $29,696,000, relating principally to depreciation differences, were classified as a non-current liability in the accompanying consolidated balance sheet.

The following is a summary of the components of loss from continuing operations before income tax credit:
                                                 Year Ended December 31,
                                                 -----------------------
                                               1993     1992       1991
                                               ----     ----       ----
                                                 (Amounts in Thousands)

 Domestic                                 $(17,000) $(24,400) $(52,900)
 Foreign                                      5,400     6,400     7,200
                                             ------   -------   -------
                                          $(11,600) $(18,000) $(45,700)
                                             ======   =======   =======

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)



The following is a summary of the provision (credit) for income taxes from continuing operations included in the accompanying consolidated statement of operations:
                                                 Year Ended December 31,
                                                ------------------------
                                               1993      1992      1991
                                               ----      ----      ----
                                                 (Amounts in Thousands)
 Federal Income Taxes--
    Current                                  $2,800   $   600  $(5,400)
    Deferred                                (6,300)   (1,700)   (9,350)
                                              -----    ------   -------
                                            (3,500)   (1,100)  (14,750)
 Foreign                                      2,600     3,200     3,000
 State                                        1,900       900       750
                                              -----    ------   -------
                                             $1,000   $ 3,000 $(11,000)
                                              =====    ======   =======

The deferred federal income tax credit from continuing operations includes the following timing differences:

                                                 Year Ended December 31,
                                                 ------------------------
                                               1993      1992      1991
                                               ----      ----      ----
                                                 (Amounts in Thousands)

 Business held for sale                    $(7,277)   $   ---   $   ---
 Change in valuation reserve                  2,618       ---       ---
 Accelerated depreciation                   (1,378)   (1,550)   (1,320)
 Accruals not deductible currently              426     1,625   (3,975)
 Capitalization of inventory
    for tax purposes                           (35)       250      (25)
 Effect of capital loss                         ---   (1,400)       ---
 Alternative minimum income tax                 ---     (275)   (3,750)
 Other, net                                   (654)     (350)     (280)
                                              -----    ------    ------
 Total deferred federal income tax
    credit from continuing operations      $(6,300)  $(1,700)  $(9,350)
                                              =====    ======    ======

Income   tax   (payments)  refunds,  net,  were  approximately   $(11,950,000),
$(1,600,000) and $5,700,000 in 1993, 1992 and 1991, respectively.
Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)


The table below reconciles the federal statutory income tax rate to the effective tax rate from continuing operations of approximately 8.6%, 16.7% and 24.1% in 1993, 1992 and 1991, respectively.

                                                 Year Ended December 31,
                                                 ------------------------
                                                 1993      1992     1991
                                                 ----      ----     ----
                                                 (Amounts in Thousands)
Income tax credit from continuing
 operations at the Federal
 statutory rate                              $(4,060) $(6,120)  $(15,538)
Net change from statutory
 rate:
Change in valuation reserve                     2,618      ---        ---
Effect of unrecognized capital
 losses                                           ---    3,990        ---
State taxes, net of federal tax
 effect                                         1,235      594        495
Amortization not deductible for
 tax purposes                                     746      552        358
Businesses sold                                 (172)    2,827        968
Foreign source deemed income                      700      648      2,182
Tax effect on foreign income                      196      479        546
Other, net                                      (263)       30       (11)
                                                -----   ------    -------
Income tax provision (credit)
 from continuing operations                   $ 1,000  $ 3,000  $(11,000)
                                                =====   ======    =======

The Company recorded a $1,000,000 income tax credit (principally deferred) in the first quarter of 1993 relating to the cumulative effect of an accounting change for certain post-retirement benefits. In the fourth quarter of 1993, the Company recorded a $3,175,000 deferred income tax credit relating to the extraordinary loss, arising from indebtedness called for redemption. (See Note 4.) In 1991, the Company recorded a $5,000,000 current income tax provision relating to the extraordinary gain on debt retirements.
Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

4.  Notes, Mortgage Notes and Debentures Payable

Notes, mortgage notes and debentures payable in the accompanying consolidated balance sheet at December 31, 1993 and 1992 consist of the following:

                                                     December 31,
                                                     -------------
                                                    1993         1992
                                                    ----         ----
                                                  (Amounts in Thousands)

Notes payable to banks                          $  7,348     $    ---
Mortgage notes payable                             8,188       11,676
Other                                              1,141        4,085
9 3/4% Senior Notes due 1997
 ("9 3/4% Senior Notes"), net of
 unamortized original issue
 discount of $293,000 and
 $6,967,000                                       51,152       44,478
13 1/2% senior subordinated
 debentures due 1997 ("13 1/2%
 Debentures"), net of unamortized
 original issue discount of
 $53,000 and $438,000                             79,305       79,685
11 1/2% senior subordinated
 debentures due 1994 ("11 1/2%
 Debentures"), net of unamortized
 original issue discount of
 $18,000 and $69,000                              22,582       22,531
11% subordinated sinking fund
 debentures due 2004 ("11%
 Debentures"), net of unamortized
 debt discount of $18,000 and
 $666,000                                         19,406       18,758
10% subordinated sinking fund
 debentures due 1999 ("10%
 Debentures"), net of unamortized
 debt discount of $8,000 and
 $269,000                                          2,587        2,742
7 1/2% convertible sinking fund
 debentures due 2006 ("7 1/2%
 Convertible Debentures")                         15,494       15,793
                                                 -------      -------
                                                 207,203      199,748
Less amounts included in current
 liabilities                                      37,539        6,810
                                                 -------      -------
                                                $169,664     $192,938
                                                 =======      =======

On January 14, 1994, the Company redeemed $22,600,000 principal amount of its 11-1/2% Debentures, which were called for redemption in December 1993 and are classified as a current liability in the accompanying consolidated balance sheet.
Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

In February 1994, the Company sold in a public offering $218,500,000 of its 9-7/8% Senior Subordinated Notes due 2004 ("9-7/8% Notes") at a discount of approximately $1,717,000, which will be amortized over the life of the issue. Net proceeds from the sale of the 9-7/8% Notes, after deducting underwriting commissions and expenses, amounted to approximately $207,695,000, and a portion of such proceeds were used to redeem on March 24, 1994 the Company's outstanding principal amount of indebtedness and pay accrued interest on $51,445,000 of its 9-3/4% Senior Notes, $79,358,000 of its 13-1/2% Debentures,
$2,595,000 of its 10% Debentures, and $19,424,000 of its 11% Debentures, all of which were called for redemption on February 22, 1994. The 13-1/2% Debentures were redeemed at 101.5% of the outstanding principal amount thereof, while the other issues were redeemed at par. The call for these debt redemptions resulted in an extraordinary loss of approximately $6,100,000 ($.49 per share) net of an income tax credit of approximately $3,175,000, which was recorded in the fourth quarter of 1993.

The unaudited pro forma consolidated loss from continuing operations and fully diluted loss per share would have been $11,800,000 and $.94, respectively for the year ended December 31, 1993, as adjusted for the pro forma effect of this financing and the redemption of the Company's indebtedness, had such transactions been completed as of January 1, 1993. The pro forma data does not purport to be indicative of the results which would actually have been reported, or which may be reported in the future. The pro forma data includes a net after-tax loss of approximately $14,900,000 ($1.19 per share) as a result of the valuation reserve provided on Dixieline (See Note 9). In computing the pro forma loss from continuing operations, interest expense on the indebtedness redeemed during the period that such indebtedness was outstanding was excluded from operating results at an average interest rate of approximately 13.3% (including amortization of debt discounts and deferred debt expense), net of the tax effect. Interest expense was included on the Notes at a rate of approximately 9-7/8% plus amortization of deferred debt expense and debt discount, net of the tax effect. Investment income was assumed earned on the remaining cash proceeds from the debt financing at a rate of 3.5%.

The 9-7/8% Notes are redeemable at the option of the Company, in whole or in part, at any time and from time to time, at 104.214% on March 1, 1999, declining to 100% on March 1, 2002 and thereafter.

The Company's Canadian subsidiary has a $15,200,000 secured line of credit, of which approximately $11,200,000 in the aggregate is available to the Company. At December 31, 1993, there was approximately $7,000,000 outstanding (all of the proceeds of which borrowings were advanced to the Company) under this secured line of credit bearing interest at rates that approximate the prime rate of interest. At March 15, 1994, there was approximately $2,346,000 outstanding borrowings under this secured line of credit. The line of credit facility is subject to review by April 30, 1994. The Canadian subsidiary pays a commitment fee of .25% per annum on the unutilized portion of the line of credit payable monthly on a pro rata basis. Borrowings are available for Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

working  capital  and other general corporate purposes, of which  approximately
$3,850,000  at  March  15,  1994  is  available  for  Nortek  and   its   other
subsidiaries' requirements.

Mortgage notes payable include various mortgage notes and other related indebtedness payable in installments through 1998 and bearing interest at rates ranging from 2% to 13.5%. Approximately $8,038,000 of such indebtedness is collateralized by property and equipment with an aggregate net book value of approximately $5,901,000 at December 31, 1993.

Other obligations include borrowings relating to equipment purchases and other borrowings bearing interest from 2% to 5% and maturing at various dates through 2001. Approximately $1,141,000 of such indebtedness is collateralized by property and equipment with an aggregate net book value of approximately $1,338,000 at December 31, 1993.

Mortgage notes payable of a business held for sale principally include various mortgage notes payable of Dixieline in installments through 1997 and bearing interest at an adjustable rate equal to three points over the U. S. treasury bill rate. At December 31, 1993, the current interest rate was approximately 6.23% under these mortgage notes payable. Approximately $8,546,000 of such indebtedness is collateralized by property and equipment with an aggregate net book value of $10,095,000 at December 31, 1993. Maturities of such indebtedness are $255,000 in 1995, $2,769,000 in 1996 and $5,522,000 in 1997.

During 1993, the Company acquired, at a discount, in open market transactions approximately $1,202,000 principal amount of its various notes and debentures. These purchases did not result in a gain or loss. During 1992 and 1991, the Company acquired, at a discount, in open market and negotiated transactions, approximately $26,398,000 and $56,485,000, respectively, principal amount of its various notes and debentures. These transactions resulted in an extraordinary gain of $200,000, net of income taxes of $150,000 ($.01 per share) in the second quarter of 1992, an extraordinary loss of $100,000, net of an income tax credit of $100,000 ($.01 per share) in the third quarter of 1992, extraordinary gains of $3,500,000, net of income taxes of $2,500,000 ($.26 per share) in the first quarter of 1991, $1,200,000, net of income taxes of $650,000 ($.09 per share) in the second quarter of 1991, and $2,900,000, net of income taxes of $1,850,000 ($.22 per share) in the fourth quarter of 1991.

Discount and deferred costs relating to various notes and debentures in 1993 were principally being amortized over the original life of those issues. Such amortization of discount and deferred costs was approximately $2,100,000, $2,000,000 and $2,000,000 in 1993, 1992 and 1991, respectively. In the fourth quarter of 1993, as a result of the call for redemption of certain of the Company's indebtedness described above, the Company wrote off approximately Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

$8,100,000 of unamortized deferred debt expense and debt discount and provided a redemption premium of approximately $1,175,000, both of which were recorded as an extraordinary loss.

The indenture governing the 9-7/8% Notes restricts, among other things, the payment of cash dividends, repurchase of the Company's capital stock and the making of certain other restricted payments, the incurrence of additional indebtedness, the making of certain investments, mergers, consolidations and sale of assets (all as defined in the indenture). Upon certain asset sales (as defined in the indenture), the Company will be required to offer to purchase, at 100% principal amount plus accrued interest to the date of purchase, 9-7/8% Notes in a principal amount equal to any net cash proceeds (as defined in the indenture) that are not invested in properties and assets used primarily in the same or related business to those owned and operated by the Company at the issue date of the 9-7/8% Notes or at the date of such asset sale and such net cash proceeds were not applied to permanently reduce Senior Indebtedness (as defined in the indenture).

The indenture governing the 7 1/2% Convertible Debentures limits the payment of cash dividends and stock payments and requires that the Company maintain a minimum net worth, as defined, of $100,000,000. If the net worth at the end of any two consecutive fiscal quarters falls below the minimum, then on the last day of the fiscal quarter (the "Accelerated Payment Date") next following such second fiscal quarter, the Company will be required to accelerate the then outstanding principal amount due after such Accelerated Payment Date. Such redemptions will continue until the Company's net worth exceeds $100,000,000 or until all the 7 1/2% Convertible Debentures are redeemed.

The redemption price of the 7 1/2% Convertible Debentures will be their principal amount plus accrued interest to the Accelerated Payment Date. The Company may credit against its obligation to redeem the 7 1/2% Convertible Debentures upon any Accelerated Payment Date the principal amount of (i) 7-1/2% Convertible Debentures acquired by the Company and surrendered for cancellation (including converted 7 1/2% Convertible Debentures), and (ii) 7 1/2% Convertible Debentures redeemed or called for redemption otherwise than through operation of the sinking fund or through redemption on an Accelerated Payment Date. In no event shall the failure to meet the minimum net worth stated above at the end of any fiscal quarter be counted toward more than one acceleration of any sinking fund payment.

All sinking fund requirements of the 7 1/2% Convertible Debentures have been met.

The 7 1/2% Convertible Debentures are redeemable at the option of the Company as a whole or from time to time in part, at 102.25% (as of December 31, 1993) declining to 100% on May 1, 1996.

At December 31, 1993 and 1992, the 7 1/2% Convertible Debentures were convertible into shares of Common Stock of the Company at $21.56 per share, which is subject to adjustment under certain conditions.
Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

The following is a summary of maturities of all of the Company's debt obligations, excluding unamortized debt discount, due after December 31, 1994, as adjusted for the pro forma effect of the financing and the redemption of the Company's indebtedness on March 24, 1994:

                                     (Amounts in Thousands)
    1995                                     $    498
    1996                                          533
    1997                                          527
    1998                                          488
    Thereafter                                234,223
                                              -------
                                             $236,269
                                              =======

After the redemption on March 24, 1994 of certain indebtedness noted above, the indenture governing the 7-1/2% Convertible Debentures will be the most restrictive of the Company's loan agreements and indentures. The payment of cash dividends and stock payments was prohibited at December 31, 1993 and subsequently thereafter.

5.  Common   Stock,   Special  Common  Stock,  Stock   Options   and   Deferred
    Compensation

Each share of Special Common Stock has 10 votes on all matters submitted to a stockholder vote, except that the holders of Common Stock, voting separately as a class, have the right to elect 25% of the directors to be elected at a meeting to the Company's Board of Directors, with the remaining 75% being elected by the combined vote of both classes. Shares of Special Common Stock are generally non-transferable, but are freely convertible on a share-for-share basis into shares of Common Stock.

The Company has a rights plan which provides for the right to purchase for $75, one one-hundredth of a share of $1.00 par value Series A Participating Preference Stock for each right held. The rights that are not currently exercisable, are attached to each share of Common Stock and may be redeemed by the Directors at $.01 per share at any time. After a shareholder acquires beneficial ownership of 17% or more of the Company's Common Stock and Special Common Stock, the rights will trade separately and become exercisable entitling a rights holder to acquire additional shares of the Company's Common Stock having a market value equal to twice the amount of the exercise price of the right. In addition, after a person or group ("Acquiring Company") commences a tender offer or announces an intention to acquire 30% or more of the Company's Common Stock and Special Common Stock, the rights will trade separately and, under certain circumstances, will permit each rights holder to acquire common stock of the Acquiring Company, having a market value equal to twice the amount of the exercise price of the right.

At December 31, 1993, a total of 2,360,521 shares of Common Stock was reserved as follows:

Conversion of convertible debentures          718,646
Stock option plans                            792,300
Conversion of special common stock            849,575
                                            ---------
                                            2,360,521
                                            =========

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

At December 31, 1993, a total of 43,500 shares of Special Common Stock was reserved for stock option plans.

The Company has several stock option plans which provide for the granting of options to certain officers, employees and non-employee directors of the Company. Options granted under the plans vest over periods ranging up to five years and expire from eight to ten years from the date of grant. These Plans provide for the issuance of 1,183,333 shares of the Company's Common Stock and Special Common Stock, and at December 31, 1993, there were options outstanding covering 503,900 shares of Common and Special Common Stock, of which 233,200 options are currently exercisable.

Options for 65,100 and 41,400 shares of Common and Special Common Stock  became
exercisable  during  1993  and  1992,  respectively.   Proceeds  from   options
exercised are credited to common stock and additional paid-in capital.

The following table summarizes all Common and Special Common Stock option transactions for the three years ended December 31, 1993:

                                                      Option Price
                                Number                ------------
                             of Shares       Per Share          Total
                             ---------       ---------          -----
Options outstanding at
 December 31, 1990             354,300    $2.25-$15.69     $1,529,634
 Granted                        30,000            2.88         86,250
 Canceled                      (7,800)            2.88       (22,425)
Options outstanding at
 December 31, 1991             376,500    $2.25-$15.69     $1,593,459
 Exercised                    (85,700)       2.25-2.88      (240,613)
 Canceled                     (50,500)       2.25-8.69      (288,008)
Options outstanding at
 December 31, 1992             240,300    $2.25-$15.69      1,064,838
 Granted                       280,000            8.75      2,450,000
 Exercised                    (16,400)      2.25-2.875       (44,000)
                               -------     -----------      ---------
Options outstanding at
 December 31, 1993             503,900     $2.25-15.69     $3,470,838
                               =======     ===========      =========

On January 31, 1992, the Company acquired 625,000 shares of its Common Stock in a negotiated transaction for approximately $1,975,000 including expenses. (See
Note 4 with respect to limitations on the payment of cash dividends and stock payments.)

6.  Pension, Retirement, Profit Sharing Plans and Post-Retirement Benefits

The Company and its subsidiaries have various pension, retirement and profit sharing plans requiring contributions to qualified trusts and union administered funds. Pension and profit sharing expense charged to operations aggregated approximately $1,683,000 in 1993, $2,130,000 in 1992, and $1,938,000
in 1991. The Company's policy is to fund currently the actuarially determined annual contribution.
Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

The Company's net pension expense (credit) for its defined benefit plans for 1993, 1992 and 1991 consists of the following components:

                                                  Year Ended December 31,
                                                  -----------------------
                                                 1993       1992       1991
                                                 ----       ----       ----
                                                  (Amounts in Thousands)

Service costs                                  $1,685     $1,584     $1,213
Interest cost                                   1,989      1,967      1,818
Actual net income on
 plan assets                                  (3,295)    (3,173)    (4,762)
Net amortization and deferred
 items                                            822      1,070      2,635
                                                -----      -----      -----
Net pension expense                            $1,201     $1,448     $  904
                                                =====      =====      =====

The following table sets forth the funded status of the Company's defined benefit plans and amounts recognized in the Company's consolidated balance sheet:

                                                               Dec. 31,
                                           Dec. 31, 1993         1992
                                           -------------      ---------
                                   Plan Assets Accumulated  Plan Assets
                                    Exceeding    Benefit     Exceeding
                                   Accumulated  Obligation  Accumulated
                                     Benefit    Exceeding      Benefit
                                    Obligation   Plan Assets  Obligation
                                              (Amounts in Thousands)
Actuarial present value of benefit
obligations at September 30:
Vested benefits                        $17,799     $ 4,221    $17,535
Non-vested benefits                        434         305        552
                                        ------      ------     ------
Accumulated benefit obligation          18,233       4,526     18,087
Effect of projected future
 compensation levels                     5,936         ---      5,829
                                        ------      ------     ------
Projected benefit obligation            24,169       4,526     23,916
Plan assets at fair value at
 September 30                           24,055       3,678     26,065
                                        ------      ------     ------

Plan assets in excess of (less than)
 the projected benefit obligation        (114)       (848)      2,149
Unrecognized net loss                    7,294         806      5,930
Unrecognized transition net
 asset at January 1                    (2,971)         ---    (3,320)
Unrecognized prior service costs           312         652        985
Additional minimum liability               ---     (1,458)        ---
                                        ------      ------     ------
Prepaid pension costs (liability)
 at December 31                        $ 4,521    $  (848)    $ 5,744
                                        ======      ======     ======

Plan assets include commingled funds, marketable securities, insurance contracts and cash and short-term investments. The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.125 percent and 5.5 percent, respectively, in 1993, and 8 percent and 6 percent, respectively, in 1992 and 1991. The expected long-term rate of return on Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

assets was 8.5 percent in 1993 and 9.5 percent in 1992 and 1991.

In 1993, a minimum pension liability and an intangible asset for certain plans was recognized, resulting in a reduction in the Company's stockholders' investment of approximately $806,000.

Certain  of  the  Company's  subsidiaries  provided  health  care  and  related benefits, which were modified in 1993, to qualified active and retired beneficiaries. These benefits are net of reimbursement by Medicare and other insurance coverages. Effective January 1, 1993, the Company adopted the accounting requirements of Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions" and recorded an accumulated post-retirement benefit obligation ("APBO") of approximately $3,100,000 (before income tax credit of approximately $1,000,000) at January 1, 1993 as a charge to operations ($.17 per share, net of tax) as the cumulative effect of an accounting change. Previously, such benefits were charged to operating results in the period that such benefits were paid. Approximately $950,000 of the APBO was paid during 1993 as a result of certain plan modifications. The annual expense for 1993 from adopting SFAS 106 was approximately equal to the expense that would have been recorded under the previous accounting method. The discount rate used in determining the APBO at January 1, 1993 was 8 percent. A 17 percent annual rate of increase in the per capita cost of such health care and related benefits was assumed for determining the APBO at January 1, 1993, decreasing gradually to 6 percent in the year 2009. If the assumed health care and related cost trend rates increased 1 percent for all future years, the APBO at January 1, 1993 could have increased 10 percent. At December 31, 1993, the actuarially determined APBO for remaining plan benefits was approximately $1,400,000, relating principally to one subsidiary of the Company. The annual expense and liability related to these benefits is not significant to the Company's operations or financial position.

7.  Commitments and Contingencies

The Company provides accruals for all direct and indirect costs associated with the estimated resolution of contingencies at the earliest date at which the incurrence of a liability is deemed probable and the amount of such liability can be reasonably estimated.

The Company's Air Conditioning and Heating Products Group's plant in St. Louis, Missouri, which manufactures products for the residential and manufactured housing markets, experienced damage as a result of the flooding of the Mississippi River in July 1993. The plant was closed for several weeks, but returned to full operation in late August 1993. At December 31, 1993, the Company accrued for estimated losses of $14,500,000 related to the flooding, recorded a receivable of approximately $14,500,000 for casualty, property damage and business interruption insurance claims due from its insurance carrier and recorded as a liability approximately $13,200,000 of cash advances received relating to such claims. The Company believes that it has adequate insurance coverage and does not expect this event to have a material adverse effect on the Company's financial condition or results of operations.

In July 1992, derivative litigation against the Company and its directors challenging the transactions involving the retirement in 1990 of the Company's Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

former Chairman was settled. In connection with the settlement, the Company recorded a net after-tax gain on discontinued operations, in the third quarter, of approximately $900,000 ($.07 per share), resulting from the exchange of certain notes (carried at approximately $2,576,000 on Nortek's books at the date of the exchange) due from a company controlled by Nortek's former Chairman and held by the Company for $4,050,000 principal amount of Nortek 13-1/2% Debentures held by such company controlled by Nortek's former Chairman.

In December 1991, the Company recorded an $11,500,000 pre-tax charge ($.47 per share, net of tax) in connection with the settlement of litigation with the former selling shareholders of the Company's former Bend Millwork Systems Company.

At December 31, 1993, the Company and its subsidiaries, excluding Dixieline, are obligated under lease agreements for the rental of certain real estate and machinery and equipment used in its operations. Minimum annual rental expense aggregates approximately $12,728,000 at December 31, 1993. The obligations are payable as follows:

    1994                            $4,966,000
    1995                             2,431,000
    1996                             1,691,000
    1997                             1,416,000
    1998                             1,343,000
    Thereafter                         881,000

Certain of these lease agreements provide for increased payments based on changes in the consumer price index. Rental expense, from continuing operations in the accompanying consolidated statement of operations, excluding Dixieline, for the years ended December 31, 1993, 1992 and 1991 was approximately $6,562,000, $8,716,000 and $10,583,000, respectively. Under certain of these lease agreements, the Company and its subsidiaries are also obligated to pay insurance and taxes.

At December 31, 1993, Dixieline is obligated under lease agreements for the rental of certain real estate and machinery and equipment used in its operations. Minimum rental expense (net of minimum sub lease rental income of approximately $9,327,000) aggregates approximately $25,086,000 at December 31, 1993. Obligations are payable as follows:

                  1994             $ 2,190,000
                  1995               1,863,000
                  1996               1,596,000
                  1997               1,513,000
                  1998               1,492,000
                  Thereafter        16,432,000

Certain  of  these  lease obligations provide for increased payments  based  on changes in the consumer price index. Dixieline's rental expense, net, from continuing operations included in the Company's accompanying consolidated statement of operations for the years ended December 31, 1993, 1992 and 1991 was approximately $1,225,000, $1,910,000 and $1,851,000, respectively. Under certain of these lease agreements, Dixieline is obligated to pay insurance and taxes.
Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

At December 31, 1993, the Company is contingently liable for obligations (approximately $7,500,000) under Industrial Revenue Bond agreements ("IRB's") relating to facilities of previously owned subsidiaries. During 1992, the Company was notified of events of default relating to the failure of one of these previously owned subsidiaries, obligated on $7,100,000 of these IRB's, to make interest payments of approximately $800,000 due in March and September 1992 and a $75,000 payment of principal and interest due in May 1992. In February 1993, the Company was informed that this former subsidiary filed for protection under Federal bankruptcy laws. The Company has not been informed of what actions might be taken by the holders of these bonds, but it is possible there may be a call for acceleration of payment of the bonds. In March 1994, the Company paid approximately $1,594,000 to the Trustee of these IRB's for interest payments through that date. The Company believes that any liability that may ultimately result from the resolution of this matter, in excess of amounts provided, will not have a material adverse effect on financial position or results of operations of the Company.

The Company is subject to other contingencies, including additional legal proceedings and claims arising out of its businesses that cover a wide range of matters, including, among others, environmental matters, contract and employment claims, product liability, warranty and modification, adjustment or replacement of component parts of units sold, which may include product recalls. The Company has used various substances in its products and manufacturing operations which have been or may be deemed to be hazardous or dangerous, and the extent of its potential liability, if any, under environmental, product liability and worker's compensation statutes, rules, regulations and case law is unclear. Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated.

While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, the Company believes that the aggregate amount of such liabilities, if any, in excess of amounts provided, will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

8.  Operating Segment Information and Concentration of Credit Risk

The Company operates in one industry segment, Residential and Commercial Building Products. No single customer accounts for 10% or more of consolidated net sales. More than 90% of net sales and identifiable segment assets are related to the Company's domestic operations.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different geographical regions. At December 31, 1993, the Company had no significant concentrations of credit risk.
Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

9.  Businesses Sold or Held for Sale

In October 1993, the Company decided to sell Dixieline and provided a pre-tax valuation reserve of approximately $20,300,000 ($1.19 per share, net of tax) in the third quarter of 1993 to reduce the Company's net investment in such business to estimated net realizable value.

On January 2, 1992, the Company's Dixieline Products, Inc. subsidiary sold the assets, subject to certain liabilities of its subsidiary, L. J. Smith, Inc. ("L. J. Smith") for approximately $24,000,000. The Company recorded a pre-tax gain on the sale of L. J. Smith of approximately $8,000,000 ($.34 per share, net of tax) in the first quarter of 1992. On October 2, 1992, the Company sold all of the capital stock of its wholly-owned subsidiary, Bend Millwork Systems, Inc. ("Bend") for approximately $17,200,000 in cash and recorded a pre-tax loss on sale in the third quarter of 1992 of approximately $20,500,000 ($1.43 per share, net of tax). In the fourth quarter of 1992, the Company provided additional reserves of approximately $2,000,000 ($.17 per share, net of tax) in connection with the sale of Bend related to purchase price negotiations and settlements.

The combined unaudited net sales and pre-tax loss for all businesses sold or held for sale in 1993 and 1992 included in the consolidated statement of
operations  of  the  Company  were  approximately  $83,205,000  and   $600,000,
respectively, for the year ended December 31, 1993, and approximately $185,431,000 and $2,250,000, respectively, for the year ended December 31, 1992.

10. Discontinued Operations

Results of discontinued operations include other income and expense items relating to businesses discontinued in prior years, including an increase in reserves of approximately $1,400,000 in the third quarter and $5,000,000 in the fourth quarter of 1992.

Results of discontinued operations in 1991 include other income and expense items relating to businesses discontinued in prior years, including proceeds received from the settlement of certain litigation that was pending prior to the sale in 1989 of the Company's former Bradford-White Corporation subsidiary which resulted in a pre-tax gain of approximately $700,000 in the first quarter of 1991 ($.03 per share, net of tax).

11. Net Gain (Loss) on Investment and Marketable Securities

During 1993, the Company recorded a pre-tax gain on investment and marketable securities of $1,000,000 ($0.05 per share, net of tax) in the first quarter, a pre-tax gain of $450,000 ($0.02 per share, net of tax) in the second quarter, a $900,000 pre-tax gain ($0.05 per share, net of tax) in the third quarter and a pre-tax loss of $700,000 ($0.04 per share, net of tax) in the fourth quarter. Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

During 1992, the Company recorded a pre-tax loss on investment and marketable securities of $500,000 ($.03 per share, net of tax) in the first quarter, a pre-tax gain of $850,000 ($.04 per share, net of tax) in the second quarter, a $1,050,000 pre-tax gain ($.06 per share, net of tax) in the third quarter and a pre-tax loss of $550,000 ($.04 per share, net of tax) in the fourth quarter.

During 1991, the Company recorded a pre-tax gain on investment and marketable securities of approximately $200,000 ($.01 per share, net of tax) in the first quarter, a pre-tax loss of $1,850,000 ($.09 per share, net of tax) in the second quarter, a pre-tax gain of $350,000 ($.02 per share, net of tax) in the third quarter and a pre-tax gain of $1,700,000 ($.09 per share, net of tax) in the fourth quarter. The pre-tax loss in the second quarter includes a $1,600,000 pre-tax loss ($.07 per share, net of tax) from the sale of the Company's investment in Stanley Interiors' preferred stock (previously recorded in other assets) for approximately $1,000,000 in cash.

12. Selling, General and Administrative Expense

In the fourth quarter of 1993, the Company's Plumbing Products Group recorded a pre-tax loss of approximately $2,800,000 ($.15 per share, net of tax) in connection with the curtailment of certain product lines. In the third quarter of 1993, the Company recorded a pre-tax loss of approximately $1,600,000 ($.08 per share, net of tax) as a result of the sale in October 1993 of certain real property and provided a pre-tax reserve of approximately $700,000 ($.04 per share, net of tax) in connection with the consolidation of certain of its manufacturing facilities.

During  1991,  the Company increased reserves (primarily related to  businesses sold) for bad debts and warranties and recorded net after-tax charges of approximately $800,000 ($.06 per share) in the first quarter, $600,000 ($.04 per share) in the second quarter, $600,000 ($.04 per share) in the third quarter, and $800,000 ($.06 per share) in the fourth quarter. Also during 1991, the Company recorded net after-tax charges of approximately $400,000 ($.03 per share) in the second quarter, $800,000 ($.06 per share) in the third quarter and $200,000 ($.01 per share) in the fourth quarter in connection with various litigation matters.

13. Accrued Expenses and Taxes, Net

Accrued expenses and taxes, net, consist of the following at December 31, 1993 and 1992:
                                                       December 31,
                                                     -------------
                                                   1993          1992
                                                   ----          ----
                                                (Amounts in Thousands)
Interest                                       $  4,759       $ 4,840
Insurance                                        17,677        18,071
Payroll, management incentive and
 accrued employee benefits                       11,647        10,567
Businesses sold or discontinued                   8,650        12,963
Other, net                                       48,689        45,835
                                                -------        ------
                                                $91,422       $92,276
                                                =======        ======

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

14. Summarized Quarterly Financial Data (Unaudited)

The following summarizes unaudited quarterly financial data for the years ended December 31, 1993 and December 31, 1992:

                                         For the Quarters Ended
                                         ----------------------
                                April 3     July 3      Oct. 2    Dec. 31
                                -------    -------      ------    -------
                                  (In Thousands except per share amounts)
1993
Net sales                      $178,707   $195,058    $202,030  $168,318
Gross profit                     49,545     54,665      56,985    50,430
Earnings (loss) from
 continuing operations          (1,400)      1,500    (12,900)       200
Earnings (loss) per share
 from continuing operations:
 Primary                       $   (.11) $    .12     $  (1.03) $    .02
 Fully diluted                 $   (.11) $    .12     $  (1.03) $    .02
Net earnings (loss)           $ (3,500)   $  1,500   $(12,900) $ (5,900)

Net earnings (loss) per share:
 Primary                       $   (.28) $    .12     $  (1.03) $   (.47)
 Fully diluted                 $   (.28) $    .12     $  (1.03) $   (.47)

                                         For the Quarters Ended
                                         ----------------------
                               March 28    June 27     Sept. 26   Dec. 31
                               --------    -------       ------   -------
                                (In Thousands except per share amounts)
1992
Net sales                      $188,868   $215,862    $212,500  $182,749
Gross profit                     46,017     54,239      51,317    53,229
Earnings (loss) from
 continuing operations              100        100    (19,800)   (1,400)
Earnings (loss) per share
 from continuing operations:
 Primary                       $    .01  $    .01     $  (1.58) $   (.11)
 Fully diluted                 $    .01  $    .01     $  (1.58) $   (.11)
Net earnings (loss)            $    100   $    300   $(19,900) $ (4,700)

Net earnings (loss) per share:
 Primary                       $    .01   $   .02     $  (1.59) $   (.37)
 Fully diluted                 $    .01   $   .02     $  (1.59) $   (.37)

The Company's earnings (loss) from continuing operations in 1993 includes an approximately $14,900,000 net after tax loss ($1.19 per share) in the third quarter relating to a valuation reserve to reduce the Company's investment in Dixieline to estimated net realizable value. (See Notes 1 and 9.) The net earnings (loss) in 1993 also includes an approximately $2,100,000 net after-tax loss ($0.17 per share) related to the cumulative effect of an accounting change in the first quarter (see Note 6), and an approximately $6,100,000 after-tax extraordinary loss ($0.49 per share) in the fourth quarter related to the call for debt redemption in the first quarter of 1994. (See Note 4.)

The Company's earnings (loss) from continuing operations in 1992 includes a net after-tax gain of approximately $4,200,000 ($.34 per share) in the first quarter, a net after-tax loss of approximately $18,200,000 ($1.43 per share) Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

in the third quarter and a net after-tax loss of approximately $2,000,000 ($.17 per share) in the fourth quarter on businesses sold. The Company's net loss in the fourth quarter of 1992 also includes a $3,300,000 after-tax loss ($.27 per share) on discontinued operations (see Notes 7 and 9).

See Notes 4, 5, 9, 10, 11 and 12 regarding certain other quarterly transactions included in the operating results in the above table.

Lower net sales in 1993 and 1992, as compared to the prior year principally reflect the effect of businesses sold or held for sale, partially offset by increased net sales of ongoing operations, in part, resulting from the slight improvement in the residential housing market. (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

                                                  SCHEDULE I



                      NORTEK, INC. AND SUBSIDIARIES
                          MARKETABLE SECURITIES
                            DECEMBER 31, 1993




                                 NUMBER OF
                                   SHARES,               MARKET     AMOUNT
                                  UNITS OR      COST      VALUE     ON THE
                                 PRINCIPAL   OF EACH    OF EACH    BALANCE
DESCRIPTION                         AMOUNT     ISSUE      ISSUE      SHEET
- -----------                      ---------   -------    -------    -------
                                          (Dollar Amounts in Thousands)
Unrestricted marketable
securities:

U. S. Governmental and Agency
 Securities                         26,000   $26,321    $25,892    $25,892
                                                               SCHEDULE II
                         NORTEK, INC. AND SUBSIDIARIES
             NOTES AND ACCRUED INTEREST RECEIVABLE FROM EMPLOYEES
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

            BALANCE                    DEDUCTIONS             BALANCE
           BEGINNING             AMOUNTS     AMOUNTS        END OF YEAR
                                      ------------          -----------
NAME        OF YEAR   ADDITIONS  COLLECTED  WRITTEN OFF CURRENT  NON-CURRENT

1991
Ralph R.
Papitto(c)  $324,940$27,253(a)     $ ---      $ ---    $    ---    $352,193

1992
Ralph R.
Papitto(c)  $352,193$27,253(a)     $ ---      $ ---    $379,446    $    ---

             =======    ======      ====       ====     =======     =======
1993
Ralph R.
Papitto(c)  $379,446$22,711(a)     $ ---$402,157(b)    $    ---    $    ---
             =======    ======      ====    =======     =======     =======



(a)  Accrued interest at a rate of 8.95%.

(b)  Amounts forgiven and recorded as compensation expense.

(c) In connection with the retirement and settlement of the employment agreement and other matters involving the Company's former Chairman, the remaining principal balance and accrued interest was forgiven on October 31, 1993.


                                                            SCHEDULE V
                        NORTEK, INC. AND SUBSIDIARIES
                            PROPERTY AND EQUIPMENT

                                                   OTHER       (e)
                         BALANCE AT              CHANGES    BALANCE
                          BEGINNING ADDITIONS     DEBIT/     AT END
CLASSIFICATION              OF YEAR   AT COST   (CREDIT)    OF YEAR
- --------------           ---------- ---------    -------    -------
                                   (Amounts in Thousands)

For the year ended December 31, 1991:

Land                       $ 23,797   $    33   $  (822)  (a)$23,043
                                                   (430)  (b)
                                                     465  (c)

Buildings and                                    (2,647)  (a)
 Improvements                95,113     2,201    (8,997)  (b)89,027
                                                   3,357  (c)

                                                 (2,575)  (a)
Machinery and                                   (18,054)  (b)
 Equipment and other        133,658    13,781    (5,304)  (c)121,506
                            -------    ------    -------    -------
                           $252,568   $16,015  $(35,007)   $233,576
                            =======    ======    =======    =======

For the year ended December 31, 1992:
                                                $   (94)  (a)
Land                       $ 23,043   $    10    (1,409)  (b)$20,822
                                                   (728)  (c)

Buildings and                                    (1,104)  (a)
 Improvements                89,027       316    (9,915)  (b)71,388
                                                 (6,936)  (c)

                                                 (4,162)  (a)
Machinery and                                   (12,790)  (b)
 Equipment and other        121,506     8,478    (1,154)  (c)111,878
                            -------    ------    -------    -------
                           $233,576   $ 8,804  $(38,292)   $204,088
                            =======    ======    =======    =======

For the year ended December 31, 1993:

Land                       $ 20,822   $    60  $ (1,603)  (c)$ 5,833
                                                (13,446)  (d)

                                                   (103)  (a)
Buildings and                                      (902)  (c)
 Improvements                71,388       305   (18,379)  (d)52,309

                                                 (2,649)  (a)
Machinery and                                    (2,146)  (c)
 Equipment and other        111,878    10,444    (8,544)  (d)108,983
                            -------    ------    -------    -------
                           $204,088   $10,809  $(47,772)   $167,125
                            =======    ======    =======    =======

(a) Sale, retirement or transfers of property and equipment
(b) Sale of businesses
(c) Other
(d) Transfer of property and equipment of Dixieline to non-current assets of business held for sale
(e) The total amount of property and equipment at December 1992, of approximately $204,088,000 above, includes approximately $39,050,000 of Dixieline property and equipment classified as non-current assets of business held for sale in the accompanying consolidated balance sheet.


SCHEDULE VI

                        NORTEK, INC. AND SUBSIDIARIES
     ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT


                                    ADDITIONS                 (a)
                         BALANCE ATCHARGED TORETIREMENTS    BALANCE
                          BEGINNING COSTS AND        AND     AT END
CLASSIFICATION              OF YEAR  EXPENSES      OTHER    OF YEAR
- --------------           -------------------------------    -------
                                      (Amounts in Thousands)

For the year ended December 31, 1991:

Buildings and
 Improvements               $19,737   $ 5,189  $ (3,004)    $21,922

Machinery and
 Equipment                   46,722    15,563    (9,574)     52,711
                             ------    ------    -------     ------

                            $66,459   $20,752  $(12,578)    $74,633
                             ======    ======    =======     ======

For the year ended December 31, 1992:

Buildings and
 Improvements               $21,922   $ 4,241  $ (5,797)    $20,366

Machinery and
 Equipment                   52,711    13,041   (10,811)     54,941
                             ------    ------    -------     ------

                            $74,633   $17,282  $(16,608)    $75,307
                             ======    ======    =======     ======

For the year ended December 31, 1993:

Buildings and
 Improvements               $20,366   $ 3,596  $ (7,777)    $16,185

Machinery and
 Equipment                   54,941    11,397    (5,977)     60,361
                             ------    ------    -------     ------

                            $75,307   $14,993  $(13,754)    $76,546
                             ======    ======    =======     ======

(a) The total amount of accumulated depreciation at December 31, 1992 of approximately $75,307,000 above includes approximately $8,838,000 of Dixieline accumulated depreciation classified in non-current assets of business held for sale in the accompanying consolidated balance sheet.
                                                    SCHEDULE VIII

                        NORTEK, INC. AND SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS


                            BALANCE   CHARGED
                                 AT  TO COSTS   CHARGED DEDUCTIONS   BALANCE
                          BEGINNING       AND  TO OTHER       FROM    AT END
CLASSIFICATION              OF YEAR  EXPENSES  ACCOUNTS   RESERVES   OF YEAR
- --------------            ---------  --------  -------- ----------   -------
                                          (Amounts in Thousands)

For the year ended December 31, 1991:

Allowances for doubtful
 accounts and sales
 allowances                  $4,633    $3,349$(1,160)(b)$(2,189)(a)   $4,633
                              =====     =====    ======     ======     =====

For the year ended December 31, 1992:

Allowances for doubtful
 accounts and sales
 allowances                  $4,633    $2,362$ (573)(b)$(2,354)(a)    $4,068
                              =====     =====     =====     ======     =====

For the year ended December 31, 1993:

Allowances for doubtful
 accounts and sales
 allowances                  $4,068    $1,832$ (125)(c)$(1,577)(a)    $4,198
                              =====     =====     =====     ======     =====


(a) Amounts written off, net of recoveries.
(b) Sale of businesses.
(c) Transfer of allowances for doubtful accounts of Dixieline to current assets of business held for sale.
                                                       SCHEDULE IX

                        NORTEK, INC. AND SUBSIDIARIES
                            SHORT-TERM BORROWINGS
                              DECEMBER 31, 1993


                                     WEIGHTED   MAXIMUM    AVERAGE
                                       AVERAGE     AMOUNT     AMOUNT    AVERAGE
INTEREST                     OUT-        OUT-  INTEREST
CATEGORY OF               BALANCE        RATE  STANDING   STANDING      RATE
AGGREGATE SHORT-           AT END      AT END    DURING     DURING    DURING
TERM BORROWINGS           OF YEAR     OF YEAR  THE YEAR   THE YEAR  THE YEAR
- ----------------            -------  --------   -------- ---------- ----------
                                   (Dollar Amounts in Thousands)

Year ended December
31, 1991:
 Credit Line Borrowings(a)  $ ---        ---    $15,600  $10,900     10.38%
 Margin Borrowings(b)         ---        ---      9,000      ---       ---

Year ended December
31, 1992:
 Margin Borrowings(b)       $ ---        ---    $13,100  $ 4,831      6.34%

Year ended December
31, 1993:
 Credit Line Borrowings(c) $7,000       6.15%    $7,000   $7,000      6.15%
 Margin Borrowings(b)         ---        ---      7,000    5,293      5.50%


(a) During 1991, the Company's Canadian subsidiary had up to approximately $15,600,000 of borrowings under a secured line of credit. The average amount outstanding and average interest rate during the year was calculated based on outstanding balances and weighted average interest rates at each month end during the year, respectively.

(b) During 1991, the Company had margin borrowings outstanding of $9,000,000 for three days at 7.75%. During 1992, the Company had margin borrowings outstanding for 141 days at a weighted average interest rate of approximately 6.34% and a weighted average amount outstanding of approximately $4,831,000. During 1993, the Company had margin borrowings outstanding for 51 days at a weighted average interest rate of
    approximately   5.50%  and  a  weighted  average  amount   outstanding   of
    approximately $5,293,000. There were no borrowings outstanding at December 31, 1993.

(c) On December 30, 1993, the Company's Canadian subsidiary borrowed approximately $7,000,000 under its secured line of credit, and such borrowings were advanced to Nortek, Inc. (See Note 4 of the Notes to Consolidated Financial Statements, included elsewhere herein.)

                                                        SCHEDULE X


                        NORTEK, INC. AND SUBSIDIARIES


                SUPPLEMENTARY PROFIT AND LOSS INFORMATION (a)



                                                   Year Ended December 31,
                                                      -----------------------
                                                     1993      1992      1991
                                                              --------   ----
                                                    (Amounts in Thousands)

      Maintenance and repairs                     $ 8,258   $10,955   $11,640
                                                   ======    ======    ======

      Advertising                                 $12,186   $10,963   $11,945
                                                   ======    ======    ======











(a)Depreciation and amortization of intangible assets and similar deferrals have been disclosed separately in the Registrant's consolidated financial statements for the three years ended December 31, 1993. Taxes, other than payroll and income taxes, and royalties, as reported in the related consolidated statement of operations, did not exceed 1% of net sales and are therefore not required to be disclosed separately.

                CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS







To Nortek, Inc.:



         As  independent  public  accountants,  we  hereby  consent  to  the incorporation of our report dated March 24, 1994 included in this Form 10-K,

into  the  Company's previously filed Registration Statements  on  Form  S-8

(File Nos. 33-22527 and 33-47897) and Form S-3 (File No. 33-4693).









                                          ARTHUR ANDERSEN & CO.








Boston, Massachusetts,
March 24, 1994

                                 EXHIBIT INDEX

     Exhibits marked with an asterisk are filed herewith. The remainder of the exhibits have heretofore been filed with the Commission and are incorporated herein by reference. Exhibits marked with a double asterisk identify each management contract or compensatory plan or arrangement.

          3.1 Restated Certificate of Incorporation of Nortek, Inc. (Exhibit 2 to Form 8-K filed April 23, 1987, File No. 1-6112).

          3.2 Amendment to Restated Certificate of Incorporation of Nortek, Inc. effective May 10, 1989 (Exhibit 3.2 to Form 10-K filed March 30, 1990, File No. 1-6112).

          *3.3 By-laws of Nortek, Inc. (as amended through November 30, 1993).

          4.1 Indenture dated as of May 1, 1986 between the Company and Fleet National Bank relating to the 7 1/2% Convertible Debentures due 2006 (Exhibit 4.1 to Registration Statement No. 33-4693 filed April 23,
          1986).

          4.2 First Supplemental Indenture dated as of April 23, 1987 between the Company and Fleet National Bank supplementing the Indenture dated May 1, 1986 relating to the 7 1/2% Convertible Debentures due 2006 (Exhibit 4.11 to Form 10-K filed March 30, 1988, File No. 1-6112).

          4.3 Rights Agreement dated as of March 31, 1986 as amended and restated as of March 18, 1991 between the Company and State Street Bank and Trust Company, as Rights Agent (Exhibit 1 to Form 8-K filed March 26, 1991, File No. 1-6112).

          4.4 Amendment No. 1 dated as of October 6, 1993 to Amended and Restated Rights Agreement dated as of March 18, 1991 (Exhibit 1 to Form 8-K filed October 12, 1993, File No. 1-6112).

          *4.5 Indenture dated as of February 14, 1994 between the Company and State Street Bank and Trust Company, as Trustee, relating to the 9 7/8% Senior Subordinated Notes due 2004.

          **10.1     Employment  Agreement between Richard L.  Bready  and  the
          Company, dated as of January 1, 1984 (Exhibit 10.2 to Form 10-K filed March 31, 1986, File No. 1-6112).

          **10.2    Amendment dated as of March 3, 1988 to Employment Agreement between Richard L. Bready and the Company dated as of January 1, 1984 (Exhibit 19.2 to Form 10-Q filed May 17, 1988, File No. 1-6112).

          **10.3 Second Amendment dated as of November 1, 1990 to Employment Agreement between Richard L. Bready and the Company dated as of January 1, 1984 (Exhibit 10.3 to Form 10-K filed April 1, 1991, File No. 1-6112).

          **10.4    Deferred Compensation Agreement dated March 7, 1983 between
          Richard L. Bready and the Company (Exhibit 10.4 to Registration Statement No. 33-69778 filed February 9, 1994).

          **10.5 Deferred Compensation Agreement dated March 7, 1983 between Almon C. Hall and the Company (Exhibit 10.5 to Registration Statement No. 33-69778 filed February 9, 1994.
          **10.6 Deferred Compensation Agreement dated March 7, 1983 between Richard J. Harris and the Company (Exhibit 10.6 to Registration Statement No. 33-69778 filed February 9, 1994).

          **10.7     1984  Stock Option Plan, as amended through May  27,  1987
          (Exhibit  28.2 to Registration Statement No. 33-22527 filed June  15,
          1988).

          **10.8     Change in Control Severance Benefit Plan for Key Employees
          adopted February 10, 1986, and form of agreement with employees (Exhibit 10.19 to Form 10-K filed March 31, 1986, File No. 1-6112).

          **10.9     1987  Stock  Option  Plan (Exhibit  28.3  to  Registration
          Statement No. 33-22527 filed June 15, 1988).

          **10.10 Form of Indemnification Agreement between the Company and its directors and certain officers (Appendix C to Proxy Statement dated March 23, 1987 for Annual Meeting of Nortek Stockholders, File No. 1-6112).

          **10.11    1988  General  Stock Option  Plan  (Appendix  A  to  Proxy
          Statement   dated  April  1,  1988  for  Annual  Meeting  of   Nortek
          Stockholders, File No. 1-6112).

          **10.12    1988 General Stock Option Plan III (Appendix  C  to  Proxy
          Statement  dated  April  12,  1989  for  Annual  Meeting  of   Nortek
          Stockholders, File No. 1-6112).

          10.13 Registration Rights Agreement dated as of October 31, 1990 between the Company and Bready Associates (Exhibit 4 to Schedule 13D filed November 13, 1990 by Bready Associates relating to the Common Stock, par value $1.00 per share, of the Company).

          **10.14    1990  General  Stock Option  Plan  (Appendix  A  to  Proxy
          Statement  dated  April  17,  1991  for  Annual  Meeting  of   Nortek
          Stockholders, File No. 1-6112).

          *11.1      Calculation  of  Shares Used in Determining  Earnings  Per
          Share.

          *22.1     List of subsidiaries.