Form 10-K/A
period 1993-12-31
NORTEK INC
filed 1994-05-02
CIK 72423

-------------------------------------------------------------
  ------------------------------------------------------------
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                        -----------------
                           Form 10-K/A
                         Amendment No. 1
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The  aggregate  market  value  of  the  voting  stock  held   by
nonaffiliates of the registrant as of March 15, 1994 was $88,952,237. See Item 12.

The number of shares of Common Stock outstanding as of March 15,
1994   was  11,981,179.  The number of shares of Special  Common
Stock outstanding as of March 15, 1994 was 560,768.

               DOCUMENTS INCORPORATED BY REFERENCE


None.
- - ----------------------------------------------------------------
- - ----------------------------------------------------------------

PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The Directors of the Company are:

Term Expiring at                                                     Director
 1994 Annual Meeting        Principal Occupation                Age   Since

Dennis J. McGillicuddy      President and Director of Coaxial   52     1990
                            Communications of Central Ohio,
                            Inc., Coaxial Communications of
                            Southern Ohio, Inc. (cable
                            television services) and related
                            entities

D. Stevens McVoy            Vice President and Director of      51     1993
                            Coaxial Communications of Central
                            Ohio, Inc., Coaxial
                            Communications of Southern Ohio,
                            Inc. (cable television services)
                            and related entities

   Term Expiring
 at 1995 Annual Meeting

Richard L. Bready           Chairman, President and Chief        49    1976
                            Executive Officer of the Company

Philip B. Brooks            Retired, Certified Public            80    1981
                            Accountant


Barry Silverstein           Principal owner and Director of      61    1992
                            Coaxial Communications of Central
                            Ohio, Inc., Coaxial Communications
                            of Southern Ohio, Inc. (cable
                            television services) and related
                            entities


Term Expiring at the
 1996 Annual Meeting

Richard J. Harris           Vice President and Treasurer of      57    1984
                            the Company


J. Peter Lyons              President of The J. Peter Lyons      59    1991
                            Companies (consulting services for
                            employee insurance benefits)

      Mr. McGillicuddy has been President and a director and Mr. McVoy has been Vice President and a director, for more than the past five years, of the Coaxial Communications Companies, which they founded along with Mr. Silverstein. Mr. Bready became Chairman and Chief executive Officer of the Company in 1990 after serving as President, Chief Operating Officer and Chief Financial Officer of the Company for more than the past five years. Mr. Brooks is a certified public accountant who retired from active practice in 1967. Mr. Silverstein, for more than the past five years, has been the principal owner and director of the Coaxial Communications Companies, which he founded along with Messrs. McGillicuddy and McVoy. Mr. Silverstein has also been Chief Executive Officer (June 1985 to May 1988 and February 1991 to May 1991), Chairman of the Executive Committee (May 1988 to February 1991) and Chairman of the Board (June 1986 to May 1988 and February 1991 to present) of CCX, Inc. a manufacturer of building products. Messrs. Bready, McGillicuddy and McVoy are also directors of CCX, Inc. Mr. Harris has been employed by the Company in his present capacities for more than the past five years. Mr. Lyons, for more than the past five years, has been President of The J. Peter Lyons Companies which has designed benefit plans and provided insurance services to the Company.

      In a civil injunction action filed March 12, 1990 in the federal court in Washington, D.C., the Securities and Exchange Commission ("SEC") alleged that the Company violated Sections 10(b) and 13(d) of the Securities Exchange Act of 1934 and Rules 10b-5 and 13d-1 thereunder in connection with reporting on a
Schedule 13D its purchases of stock of Rexham Corporation ("Rexham") in January 1987. The complaint also alleged that Messrs. Harris and Bready and Ralph R. Papitto (former Chairman and Chief Executive Officer of the Company) aided and abetted the Company's violations of Section 13(d) and Rule 13d-1. For purposes of settling, each of the Company and Messrs. Papitto, Harris and Bready, without admitting or denying the SEC allegations, agreed to an entry of a permanent injunction enjoining them from future violations of the statutory provisions and rules they were alleged to have violated and the Company agreed to pay into a fund created by the Court $634,593 including interest, to compensate persons who sold Rexham securities during the four-day period the Company's Schedule 13D filing was allegedly delinquent.

      In addition to Messrs. Bready and Harris, the executive officers of the Company are:

Name                     Age                 Position

Almon C. Hall            47        Vice President, Controller and
                                   Chief Accounting Officer

Siegfried Molnar         53        Senior Vice President - Group Operations

Kenneth J. Ortman        58        Senior Vice President - Group Operations

Kevin W. Donnelly        39        Vice President, General Counsel and
                                   Secretary

      The executive officers have served in the same or substantially similar executive positions with the Company for at least the past five years, except Mr. Molnar, who was President and Chief Operating Officer (1987-1990) of RB&W Corporation prior to joining the Company in March 1990; and Mr. Ortman, who was Vice President, Operations and later Senior Vice President and General Manager of the Supply Division of the Wheelabrator Corporation division of
Wheelabrator Technologies (1984-1988) prior to joining the Company in September, 1989.

Section 16(a) Reporting

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and beneficial owners of more than 10% of its Common Stock or Special Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange and to furnish the Company with copies of the reports they file. Messrs. McGillicuddy, McVoy and Silverstein, directors and beneficial owners of more than 10% of the Company's Common Stock failed to file Form 4 reports and an annual Form 5 report reflecting acquisitions of Common Stock by Bready Associates, a partnership in which they are partners. Form 5 reports regarding these acquisitions have been filed late. In addition, Mr. McVoy has filed late a Form 4 report reflecting acquisitions of Common Stock.
Item 11.  Executive Compensation.

      The following table sets forth, on an accrual basis, information concerning the compensation for services to the Company and its subsidiaries for 1991, 1992 and 1993 of those persons who were, at December 31, 1993, the chief executive officer and the other four most highly compensated executive officers of the Company.

                          SUMMARY COMPENSATION TABLE

                           Annual Compensation(1)      Long-      All Other
                                                       Term       Compen-
                                                       Compen-    sation(2)(3)
                                                       sation
                                                       Awards
                                                       Securities
Name and                                               Underlying
Principal Position        Year  Salary       Bonus     Options

Richard L. Bready         1993  $731,649  $2,450,000   150,000       $3,420
 Chairman, President,     1992   711,029         -0-       -0-        3,780
 and Chief Executive      1991   689,650         -0-       -0-
 Officer(4)

Almon C. Hall             1993   210,000     100,000    40,000        9,288
 Vice President,          1992   210,000      75,000       -0-        1,338
 Controller and Chief     1991   210,000     150,000       -0-
 Accounting Officer

Richard J. Harris         1993   175,000     100,000    40,000          793
 Vice President and       1992   175,000      75,000       -0-          877
 Treasurer                1991   175,000     125,000       -0-

Siegfried Molnar          1993   200,000      30,000       -0-          -0-
 Senior Vice President-   1992   200,000      20,000       -0-          -0-
 Group Operations         1991   200,000         -0-       -0-

Kenneth J. Ortman         1993   150,000      75,000    15,000          -0-
 Senior Vice President-   1992   150,000      75,000       -0-          -0-
 Group Operations         1991   150,000      35,000       -0-
______________________

(1)The aggregate amount of any compensation in the form of perquisites and other personal benefits (club dues, personal use of Company property, etc.) paid in 1992 and 1993 based on the Company's incremental cost, did not exceed the lesser of 10% of the executive officer's annual salary and bonus or $50,000.

(2)No disclosure is made of All Other Compensation for 1991 as permitted by the transition rules of the Securities and Exchange Commission.

(3)For certain executive officers, the Company provides additional amounts of life insurance over those provided to other salaried employees. The amounts shown for 1993 are the premiums paid for such coverage. In addition $8,077 in accrued vacation pay for Mr. Hall is included for 1993.

(4)Mr. Bready's employment agreement with the Company provides for his employment as President and Chief Executive Officer through December 31,
   1998. As of November 1, 1990, his annual base salary was $650,000 with adjustments based upon increases in the cost of living. The agreement also provides for incentive compensation based upon Nortek's annual consolidated pre-tax earnings as follows: 0.7% of the amount of such earnings up to $10,000,000, plus 1.05% of the amount of such earnings in excess of $10,000,000 and provides that discretionary bonuses may be awarded. In 1993 the Company awarded Mr. Bready a bonus covering the years 1991, 1992 and 1993 in the total amount of $2,450,000. The employment agreement may be terminated at the election of Mr. Bready and in such event he is to be retained by the Company for five years as a consultant at an annual rate of 60% of his then current annual salary, plus incentive compensation. The
   Company may terminate the agreement at any time but in such event Mr. Bready would receive severance pay in an amount equal to 60% of his then current annual salary, plus incentive compensation, payable for five years following termination. If there has been a Change in Control of the Company (as defined in the agreement) within two years before or one year after his termination, then Mr. Bready may elect to accelerate the receipt of his severance pay. If he becomes disabled or dies while employed, the Company will pay to Mr. Bready or his estate an amount equal to 60% of his then current annual salary, plus incentive compensation for five years, or, if he was performing consulting services at the time, an amount equal to 60% of the consulting fee plus incentive compensation for the remainder of the consulting period. Mr. Bready is entitled to receive bonuses and to participate in any of the Company's corporate incentive and other benefit plans except for the Company's 401(k) plan in which no executive officers are eligible to participate.

      The Company has established a severance plan for certain of its executive officers, including Messrs. Hall, Molnar, Ortman, and Harris. The plan provides that in consideration of each such employee's agreement not to voluntarily terminate his employment if there is an attempted Change in Control (as that term is defined in the plan) of the Company, if such an employee is terminated within the 24-month period following a Change in Control (including termination by reason of a material adverse change in the terms of employment as provided in the plan), such employee will be entitled to severance pay for a period of 24 months following such termination at a rate equal to his base salary plus bonus or incentive compensation (at the highest rate in the previous three years) and to continued medical, life insurance and other benefits for such 24-month period (or payment of an amount equal to the cost of providing such benefits). If a Change in Control were to have occurred as of March 1, 1994, and the named executive officers were terminated as of such date, the officers covered under this plan would have been entitled to receive, over the next succeeding 24-month period, an aggregate of approximately $2,230,000. Mr. Ortman is entitled to a minimum of 15 months severance pay if his employment is terminated without cause.

Stock Options

      The following table provides information regarding stock options granted to the named executive officers in 1993. In addition, hypothetical gains are shown based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the options were granted over the full option term. Except for Mr. Bready the options are exercisable as to 25% on the date of grant (December 30, 1993) and thereafter as to an additional 25% on each anniversary date of the grant. Mr. Bready's options are exercisable two years after the date of grant.

                             OPTION GRANTS IN 1993

                            % of
                            Total
                            Options
                  No. of    Granted                     Potential Realizable
                  Shares    to                          Value at Assumed
                  Under-    Employ-                     Annual Rates of Stock
                  lying     ee's    Exer-               Price Appreciation
                  Options   in      cise    Expira-     for Option Term
     Name         Granted   1993    Price   tion Date     5%          10%

Richard L. Bready  150,000   53.6%  $8.75    12/30/03  $825,000    $2,092,500

Almon C. Hall       40,000   14.3    8.75    12/30/03   220,000       558,000

Richard J. Harris   40,000   14.3    8.75    12/30/03   220,000       558,000

Kenneth J. Ortman   15,000    5.4    8.75    12/30/03    82,500       209,250

      The following table contains information with respect to the value realized (market value less exercise price) of options exercised in 1993 by those executive officers listed in the Summary Compensation Table and the value of their unexercised options at year-end.

        AGGREGATED OPTION EXERCISES IN 1993 AND YEAR-END OPTION VALUES

                                         Number of
                                         Securities          Value of
                                         Underlying          Unexercised
                                         Unexercised         In-the-Money
                                         Options at          Options at
                  Shares                 Year-End            Year-End
                  Acquired    Value
                     on       Real-  Exer-     Unexer-   Exer-     Unexer-
Name              Exercise    ized   cisable   cisable   cisable   cisable

Richard L. Bready    -         -     37,500(1)  150,000   $62,500   $37,500

Almon C. Hall        -         -     18,000      30,000    51,500     7,500

Richard J. Harris    -         -     30,000      30,000   125,000     7,500

Siegfried Molnar     -         -      8,000      16,000    49,000    98,000

Kenneth J. Ortman   2,800   $13,650  25,950      11,250   136,913     2,813
_______________________
(1)Special Common Stock; all other option information relates to Common Stock.

Pension Plan

     The following table shows the estimated annual retirement benefits payable as a straight-life annuity to eligible employees of the Company, including executive officers, under the Company's qualified pension plan for its headquarters employees. Annual earnings for the purpose of calculating benefits (includes all compensation reported on the employee's Form W-2) cannot exceed certain limitations; the limit for 1993 was $235,840.

  Annual Average
   Remuneration
  (last 5 years                                Years of Service
Prior to Retirement)               10        20        25     30 and over

    $150,000..................   $23,273   $46,547   $58,184   $69,820
     175,000..................    27,398    54,797    68,496    82,195
     200,000..................    31,523    63,047    78,809    94,570
     225,000..................    35,648    71,297    89,121   106,945
     235,840..................    37,437    74,874    93,593   112,311

     The maximum annual benefit payable by a qualified pension plan in the form of a life annuity is limited to $115,641 plus adjustments for increases in the cost of living after 1993. Benefits are not subject to deduction for Social Security or other offset amounts.

      As  of March 1, 1994 Messrs. Bready, Hall, Harris, Molnar and Ortman  had
19, 17, 21, 4 and 4 years of service, respectively for the purposes of the plan.

      The Company provides deferred compensation benefits for Messrs. Bready, Hall and Harris. The agreements provide for 180 monthly payments beginning at age 65, although in the Company's discretion, the employee may receive reduced benefits upon retirement as early as age 60. Benefits are subject to forfeiture (except in the case of Mr. Bready) in the event employment terminates for any reason prior to age 60. Benefits are also subject to forfeiture in the event that the employee engages in competitive activity. Monthly payments to Messrs. Bready, Hall and Harris respectively, will, assuming retirement at age 65, be $5,050, $1,833 and $1,833.


      Directors who are not officers or employees of the Company or its subsidiaries receive directors' fees from the Company. The fees currently paid to such directors are $1,000 per month and $750 per meeting ($350 if a director participates by telephone). In addition, members of committees of the Board of Directors receive $350 per committee meeting.

Board of Directors Interlocks and Insider Participation

      Mr. Bready, President and Chief Executive officer of the Company is Chairman of the Board of Directors. Mr. Harris, Vice President and Treasurer of the Company is also a director. As directors they participate in Board deliberations regarding executive compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth the beneficial ownership of equity securities of the Company by the Company's directors, by its executive officers named in the Summary Compensation Table, by its directors and executive officers as a group, and by these known by the Company to own beneficially more than 5% of its Common Stock or Special Common Stock, all as of April 15, 1994 except for the number of shares held by Gabelli Funds, Inc. as to which the date is November 2, 1992 and by UBS Asset Management (New York) Inc. as to which the date is December 31, 1993.


                                   Common Stock          Special Common Stock
                              Amount and                 Amount and
                              Nature of                  Nature of
                              Beneficial     Percent     Beneficial    Percent
        Name(1)               Ownership(2)   of Class    Ownership(2)  of Class
Richard L. Bready(3)(4)....    1,740,759     14.5         318,327        53.6
Philip B. Brooks...........       38,600      *             6,699         1.2
Almon C. Hall..............       28,613      *             2,078         *
Richard J. Harris(4).......      287,376      2.4          50,106         9.0
J. Peter Lyons.............            -                        -
Dennis J. McGillicuddy(3)..    1,503,959     12.5         234,564        42.2
D. Stevens McVoy(3)........    1,503,959     12.5         234,564        42.2
Siegfried Molnar...........       22,000      *                 -
Kenneth J. Ortman..........       32,989      *                 -
Barry Silverstein(3).......    1,503,959     12.5         234,564        42.2
All directors and execu-
 tive officers as a
 group(3)(4)(5)............    1,924,721     15.9         330,957        55.2
Bready Associates(3).......    1,503,959     12.5         234,564        42.2
Phoenix Associates III(3)..    1,503,959     12.5         234,564        42.2
Gabelli Funds, Inc.
 One Corporate Center
 Rye, NY 10580(6)..........    2,031,215     16.6          24,631         4.4
UBS Asset Management
 (New York) Inc.
 1211 Avenue of the
 Americas, New York,
 NY 10035(6)...............      977,400      8.2               -
______________
*Less than 1%
(1)The  address  of  all such persons unless otherwise stated  is  c/o  Nortek,
   Inc., 50 Kennedy Plaza, Providence, Rhode Island 02903-2360. The address of Mr. McVoy, Bready Associates and Phoenix Associates III is 3770 East
   Livingston   Avenue,   Columbus,  Ohio  43227.   The  address   of   Messrs.
   McGillicuddy and Silverstein is 5111 Ocean Boulevard, Sarasota, Florida 34242. Certain of the shares shown in the table are shares as to which the persons named in the table have the right to acquire beneficial ownership, as specified in Rule 13d-3(d)(1) promulgated under the Securities Exchange
   Act  of  1934  as  amended.   Unless otherwise  indicated,  the  persons  or
   entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially held by them, subject to community property laws where applicable.

(2)Includes shares subject to currently exercisable options in the case of Messrs. Bready (37,500 shares of Special Common Stock), Brooks (36,000 shares of Common Stock and 6,000 shares of Special Common Stock), Hall (18,000 shares of Common Stock), Harris (30,000 shares of Common Stock), Molnar (16,000 shares of Common Stock) and Ortman (25,950 shares of Common Stock). Does not include future rights to acquire shares upon the exercise of options in the case of Messrs. Bready (150,000 shares of Common Stock), Hall (30,000 shares of Common Stock), Harris (30,000 shares of Common Stock), Molnar (8,000 shares of Common Stock) and Ortman (11,250 shares of Common Stock). Includes 200 shares of Common Stock and 33 shares of Special Common Stock beneficially owned by Mr. McGillicuddy's wife, as to which Mr. McGillicuddy disclaims beneficial ownership, and 2,869 shares of Common Stock jointly owned by Mr. McVoy and his wife.

(3)Mr. Bready holds a 15% junior interest (1% senior interest), Mr. McGillicuddy a 19% junior interest (22% senior interest), Mr. McVoy a 9% junior interest (10% senior interest) and Mr. Silverstein a 57% junior interest (67% senior interest) in Bready Associates, a partnership which directly held 1,059,291 shares of Common Stock at April 15, 1994. Under the terms of the partnership agreement of Bready Associates, the partnership also exercises sole voting and dispositive power over shares of Common and Special Common held by the partners and their affiliates. Phoenix Associates III is a partnership whose general partners are Messrs. McGillicuddy (a 22.5% interest), McVoy (a 10% interest) and Silverstein a 67.5% interest). As of April 15, 1994 Phoenix Associates III directly held 183,700 shares of Common Stock. Accordingly, all shares held by the partnerships, the partners and their affiliates are included in the table as being beneficially owned by Messrs. Bready, McGillicuddy, McVoy and Silverstein and by the partnerships and are also included under shares held by directors and executive officers as a group.

(4)Various defined benefit pension plans of the Company and certain of its subsidiaries held approximately 2.2% of the outstanding Common Stock of the Company and 8.3% of the outstanding Special Common Stock at April 15, 1994. Under the provisions of the trust agreement governing the plans, the Company may instruct the trustee regarding the acquisition and disposition of plan assets and the voting of securities held by the trust. Accordingly, although the directors and officers disclaim beneficial ownership of such shares, the shares are included in the table as being beneficially owned by Messrs. Bready and Harris and are also included under shares held by directors and executive officers as a group.

(5)Includes 135,200 shares of Common Stock and 43,500 shares of Special Common Stock that directors and executive officers as a group have a right to acquire upon the exercise of currently exercisable options. Does not include future rights of executive officers to acquire shares upon exercise of options totalling 248,000 shares of Common Stock. Includes 200 shares of Common Stock and 33 shares of Special Common Stock owned by Mr. McGillicuddy's wife as to which Mr. McGillicuddy disclaims beneficial ownership, and 2,869 shares of Common Stock jointly owned by Mr. McVoy and his wife. Except as set forth in the above table, the Company knows of no persons who at April 15, 1994, beneficially owned more than 5% of the shares of Common Stock or Special Common Stock of the Company outstanding on that date.

(6)The information is based on filings made with the Commission and for Gabelli Funds, Inc. includes 234,915 shares of Common Stock which may be acquired upon the exercise of conversion rights of the Company's 7 1/2% Convertible Debentures due 2006 at $21.56 per share.

Item 13.  Certain Relationships and Related Transactions.

      Investment in Ecological Engineering Associates Limited Partnership. Ecological Engineering Associates Limited Partnership (EEA) is engaged in the design and operation of wastewater-treatment systems. Messrs. McGillicuddy, Silverstein and McVoy, directors of the Company, are directors and sole stockholders of Environmental Engineering Inc. which is the general partner of EEA. The Company has made an investment in EEA of $970,000 through April 1994 in the form of a note with interest accruing at 2% over prime and compounded annually and will continue to invest at the rate of $30,000 per month through May 1994 at which time the matter will be reevaluated. The note, secured by a first lien on the partnership assets, matures on January 8, 1998. The Company has also received, in connection with its investment, warrants to acquire limited partnership units proportionate to all debt and equity investments made by other investors in EEA.


                                   SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

                                   NORTEK, INC.



Dated:  May 2, 1994                By:  /s/Richard J. Harris
                                        Richard J. Harris
                                        Vice President and Treasurer