Form 10-Q
period 1994-04-02
NORTEK INC
filed 1994-05-12
CIK 72423

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D. C.   20549


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


 For the quarterly period ended               April 2, 1994
                               -----------------------------

                             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


For the transition period from                to
                             --------------    -----------

Commission File No.                     1-6112
                  -----------------------------------------


                         NORTEK, INC.
 -----------------------------------------------------------
   (Exact name of registrant as specified in its charter)

       Delaware                              05-0314991
- -----------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

     50 Kennedy Plaza, Providence, RI   02903-2360
- -----------------------------------------------------------
           (Address of principal executive offices)
                         (Zip Code)

                         (401) 751-1600
- -----------------------------------------------------------
     (Registrant's telephone number, including area code)

                              N/A
- -----------------------------------------------------------
     (Former name, former address and former fiscal year
                 if changed since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X    No
   ----------   -----------

The  number of shares of Common Stock outstanding as of  May
6,  1994  was 11,987,742.  The number of shares  of  Special
Common Stock outstanding as of  May 6, 1994 was 554,205.


                  NORTEK, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEET
                  (Dollar Amounts in Thousands)

                                         April 2,    Dec. 31,
                                           1994        1993
                                           ----        ----
                                          (Unaudited)
                 ASSETS
Current Assets:
 Unrestricted--
  Cash and investments at cost which
   approximates market                  $ 79,995    $ 34,006
  Short-term investments held for
   redemption of debentures                  ---      22,600
  Marketable securities                   29,438      25,892
 Restricted--
  Cash and investments at cost which
   approximates market                     6,687       6,687
 Accounts receivable, less allowances
  of $4,549 and $4,198                    96,699      84,843
 Inventories:
  Raw materials                           29,047      27,603
  Work in process                         10,071       9,227
  Finished goods                          50,344      45,183
                                         -------     -------
                                          89,462      82,013

                                         -------     -------
Current assets of business sold              ---      23,736
 Insurance claims receivable              14,500      14,500
 Prepaid expenses and other current
  assets                                   7,211       7,541
 U. S. Federal prepaid income taxes       18,500      17,000
                                         -------     -------
                Total Current Assets     342,492     318,818
                                         -------     -------

Property and Equipment, at cost:
 Land                                      5,869       5,833
 Buildings and improvements               52,766      52,309
 Machinery and equipment                 111,744     108,983
                                         -------     -------
                                         170,379     167,125
  Less--Accumulated depreciation          79,968      76,546
                                         -------     -------
      Total Property and Equipment,
       net                                90,411      90,579
                                         -------     -------
Other Assets:
 Goodwill, less accumulated amortiza-
  tion of $19,681 and $19,180             74,572      75,599
 Non-current assets of business sold         ---      11,987
 Deferred debt expense                     9,376         563
 Other                                    11,306      11,663
                                         -------     -------
                                          95,254      99,812
                                         -------     -------

                                        $528,157    $509,209
                                         =======     =======



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  NORTEK, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEET
                           (Continued)
                  (Dollar Amounts in Thousands)

                                         April 2,    Dec. 31,
                                           1994        1993
                                           ----        ----
                                             (Unaudited)
LIABILITIES AND STOCKHOLDERS' INVESTMENT
- ----------------------------------------

Current Liabilities:
 Notes payable, current maturities
  of long-term debt and other short-
  term obligations                      $  8,737    $ 14,957
 11 1/2% Senior Subordinated
  Debentures, net                            ---      22,582
 Accounts payable                         57,299      46,923
 Accrued expenses and taxes, net          86,766      91,422
 Current liabilities of business sold        ---      11,769
 Insurance claims advances                13,239      13,239
                                         -------     -------
       Total Current Liabilities         166,041     200,892
                                         -------     -------

Other Liabilities:
 Deferred income taxes                    21,300      18,000
 Other                                     7,497       8,100
                                         -------     -------
                                          28,797      26,100
                                         -------     -------
Notes, Mortgage Notes and
 Debentures Payable                      230,379     169,664
                                         -------     -------

Mortgage Notes Payable of business sold      ---       8,546
                                         -------     -------

Stockholders' Investment:
 Preference stock, $1 par value;
  authorized 7,000,000 shares,
  none issued                                ---         ---
 Common Stock, $1 par value;
  authorized 40,000,000 shares,
  15,778,130 shares and 15,758,974
  shares issued                           15,778      15,759
 Special Common Stock, $1 par value;
  authorized 5,000,000 shares,
  830,419 and 849,575 shares issued          830         849
Additional paid-in capital               134,627     134,627
Accumulated deficit                     (15,534)    (17,034)
Cumulative translation, pension and
 other adjustments                       (4,710)     (2,143)
 Less - treasury common stock at
        cost, 3,795,028 shares          (26,371)    (26,371)
      - treasury special common stock
        at cost, 271,574 shares          (1,680)     (1,680)
                                         -------     -------
       Total Stockholders' Investment    102,940     104,007
                                         -------     -------

                                        $528,157    $509,209
                                         =======     =======


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  NORTEK, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
             (In Thousands Except Per Share Amounts)

                                               For The
                                          Three Months Ended
                                          ------------------
                                         April 2,     April 3,
                                           1994         1993
                                           ----         ----
                                             (Unaudited)

Net Sales                              $169,020      $178,707
                                        -------       -------

Costs and Expenses:
 Cost of products sold                  119,302       129,162
 Selling, general and
   administrative expense                41,444        45,332
                                        -------       -------
                                        160,746       174,494
                                        -------       -------
Operating earnings                        8,274         4,213
Interest expense                        (7,875)       (7,015)
Interest income                           1,201         1,002
Net gain on marketable securities           ---         1,000
                                        -------       -------
Earnings (loss) before provision for
 income taxes                             1,600         (800)
Provision for income taxes                  900           600
                                        -------       -------
Earnings (loss) before extraordinary
 gain                                       700       (1,400)
Extraordinary gain from debt
 retirements                                400           ---
                                        -------       -------

Earnings (loss) before the cumulative
 effect of accounting changes             1,100       (1,400)
Cumulative effect of accounting
 changes                                    400       (2,100)
                                        -------       -------
   Net Earnings (Loss)                 $  1,500     $ (3,500)
                                        =======       =======

Net Earnings (Loss) Per Share:
Earnings (Loss) Before Extraordinary Gain--
 Primary                                $   .06      $   (.11)
                                        -------       -------
 Fully diluted                          $   .06      $   (.11)
                                        -------       -------
Extraordinary Gain--
 Primary                                $   .03      $    ---
                                        -------       -------
 Fully diluted                          $   .03      $    ---
                                        -------       -------
Cumulative Effect of Accounting
 Changes--
 Primary                                $   .03      $   (.17)
                                        -------       -------
 Fully diluted                          $   .03      $   (.17)
                                        -------       -------
Net Earnings (Loss)--
 Primary                                $   .12      $   (.28)
                                         ======       =======
 Fully diluted                          $   .12      $   (.28)
                                         ======       =======

Weighted Average Number of Shares:
 Primary                                 12,685        12,657
                                         ======        ======
 Fully diluted                           13,400        13,387
                                         ======        ======


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  NORTEK, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Amounts in Thousands)

                                               For the
                                          Three Months Ended
                                          ------------------
                                          April 2,     April 3,
                                            1994        1993
                                            ----        ----
                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                      $ 1,500    $(3,500)
                                          ------      ------

Adjustments to reconcile net earnings
 (loss) to cash:
Depreciation and amortization              5,052       5,565
Gain on marketable securities                ---     (1,000)
Extraordinary gain from debt retirements   (600)         ---
Cumulative effect of accounting
 changes                                   (400)       3,100
Deferred federal income tax credit
 from continuing operations                (500)       (800)
Deferred federal income tax provision
 on extraordinary items                    1,350         ---
Changes in certain assets and liabilities,
 net of effects from acquisitions
 and dispositions:
  Accounts receivable, net              (11,856)     (9,947)
  Prepaids and other current assets      (1,091)       (109)
  Inventories                            (7,449)    (11,065)
  Accounts payable                         6,976       6,493
  Accrued expenses and taxes             (3,036)       3,380
  Long-term assets, liabilities and
   other, net                            (4,134)         682
                                          ------      ------
    Total adjustments to net earnings
     (loss)                             (15,688)     (3,701)
                                          ------     -------
    Net Cash Used in Operating
     Activities                         (14,188)     (7,201)
                                          ------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                     (3,763)     (2,643)
Purchase of investments and marketable
 securities                              (5,032)    (34,345)
Proceeds from sale of investments and
 marketable securities                       ---      37,917
Proceeds (payments) relating to
 businesses sold or discontinued, net     20,280     (2,970)
Other, net                                 (943)       (285)
                                          ------      ------
 Net Cash Provided by (Used in)
  Investing Activities                    10,542     (2,326)
                                          ------      ------

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Notes                            209,195         ---
Purchase and redemption of debentures
 and notes payable                     (176,611)       (778)
Payment of borrowings                    (5,458)     (3,361)
Other, net                                  (91)       (748)
                                          ------      ------
 Net Cash Provided by (Used in)
  Financing Activities                    27,035     (4,887)
                                          ------      ------

Net increase (decrease) in unrestricted
 cash and investments                     23,389    (14,414)
Unrestricted cash and investments at
 the beginning of the period              56,606      23,467
                                          ------      ------
Unrestricted cash and investments at the
 end of the period                       $79,995     $ 9,053

                                          ======      ======


Interest paid                            $ 6,997     $ 1,053

                                          ======      ======

Income taxes paid, net                   $ 2,753     $ 2,446
                                          ======      ======


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


Nortek, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Investment
For the Three Months Ended April 2, 1994 and April 3, 1993
(Dollar Amounts in Thousands)




                                                            Cumulative
                                                            Translation,
                                         Addi-      Retained   Pension
                               Special  tional      Earnings and Other
                        Common Common  Paid-in   (Accumulat-   Adjust-Treasury
                         Stock  Stock  Capital   ed Deficit)     ments   Stock
                        -----   -----  -------  -----------    ------    -----
                                            (Unaudited)

Balance, December 31,
 1992                  $15,602  $990  $134,599   $  3,766   $    --- $(28,051)
 10,393 shares of
  special common stock
  converted into
  10,393 shares of
  common stock              10  (10)       ---        ---        ---       ---
Net loss                   ---   ---       ---    (3,500)        ---       ---
                        ------   ---   -------    -------     ------   -------

Balance, April 3, 1993 $15,612  $980  $134,599    $   266    $   --- $(28,051)

                        ======   ===   =======     ======     ======   =======

Balance, December 31,
 1993                  $15,759  $849  $134,627  $(17,034)   $(2,143) $(28,051)
 19,156 shares of
  special common stock
  converted into
  19,156 shares of
  common stock              19  (19)       ---        ---        ---       ---
 Translation
  adjustment               ---   ---       ---        ---      (652)       ---
 Cumulative effect of
  an accounting
  change (see Note E)      ---   ---       ---        ---      (400)       ---
 Unrealized decline in
  marketable securities    ---   ---       ---        ---    (1,515)
Net earnings               ---   ---       ---      1,500        ---       ---
                        ------   ---   -------     ------     ------    ------

Balance, April 2, 1994 $15,778  $830  $134,627  $(15,534)   $(4,710) $(28,051)
                        ======   ===   =======     ======     ======   =======








The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     NORTEK, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    APRIL 2, 1994 AND APRIL 3, 1993


(A) The unaudited condensed consolidated financial statements presented ("Unaudited Financial Statements") have been prepared by Nortek, Inc. and subsidiaries (the "Company") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, although, the Company believes that the disclosures included are adequate to make the information presented not misleading. Certain amounts in the Unaudited Financial Statements for the prior periods have been reclassified to conform to the presentation at April 2, 1994. It is suggested that these Unaudited Financial Statements be read in conjunction with the financial statements and the notes included in the Company's latest Annual Report on Form 10-K.

(B) Net sales and loss before provision for income taxes in the first quarter of 1993 includes approximately $24,400,000 in net sales and a $1,000,000 loss before provision for income taxes relating to Dixieline, which was accounted for as a business held for sale beginning on October 2, 1993. Accordingly, Dixieline's operating results were no longer included in the Company's consolidated operating results subsequent to October 2, 1993. (See Note C below.)

(C) On January 14, 1994, the Company redeemed $22,600,000 principal amount of its 11 1/2% Senior Subordinated Debentures due May 1994, which were called for redemption in December 1993. In February 1994, the Company sold in a public offering $218,500,000 of its 9 7/8% Senior Subordinated Notes due 2004 ("9 7/8% Notes") at a slight discount. A portion of the net proceeds from the sale of the 9 7/8% Notes was used to redeem, on March 24, 1994, approximately $153,000,000 of certain of the Company's outstanding principal amount of indebtedness, called for redemption on February 22, 1994, and to pay accrued interest. Interest expense, net of interest income, in the first quarter of 1994 was approximately $1,300,000 greater than it would have been had the debt redemption occurred on the same day as the financing.

     On March 31, 1994, the Company sold all the capital stock of its Dixieline Lumber Company subsidiary ("Dixieline") for approximately $18,800,000 in cash and $6,000,000 in preferred stock of the purchaser. In the third quarter of 1993, the Company provided a valuation reserve of approximately $20,300,000 ($1.19 per share, net of tax) to reduce the Company's net investment in Dixieline to estimated net realizable value. No additional loss in 1994 was necessary in connection with the sale. The following table presents the approximate unaudited pro forma operating results of the Company for the three months ended April 2, 1994 and April 3, 1993, and the year ended December 31, 1993, as adjusted for the pro forma effect of the sale of

                     NORTEK, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    APRIL 2, 1994 AND APRIL 3, 1993
                              (Continued)

     Dixieline, the debt financing and the debt redemptions:

                                     Three Months Ended    Year Ended
                                    April 2,    April 3,    December
                                      1994        1993      31,1993
                                      ----        ----      -------
                                    (Amounts in Thousands Except Per
                                             Share Amounts)

     Net Sales                     $169,020    $154,346    $660,908

     Earnings (Loss) from
      Continuing Operations        $  1,600   $   (600)    $  3,500

     Fully Diluted Earnings
      (Loss) Per Share             $    .13    $   (.04)   $    .28

     In computing the pro forma earnings (loss) from continuing operations, interest expense on the indebtedness redeemed during the period that such indebtedness was outstanding was excluded from operating results at an average interest rate of approximately 13.5% (including amortization of debt discounts and deferred debt expense) for all periods presented, net of the tax effect. Interest expense was included on the Notes at a rate of approximately 9 7/8%, plus amortization of deferred debt expense and debt discount, for all periods presented, net of the tax effect. The net after-tax loss recorded in the third quarter of 1993 from the valuation reserve recorded to reduce the Company's net investment in Dixieline to net realizable value was also excluded. Investment income was assumed earned on the remaining cash proceeds from the debt financing at a rate of 3.5%. No investment income was assumed earned on the proceeds from the sale of Dixieline.

(D) During the first quarter of 1994, the Company purchased, at a discount, in the open market approximately $4,000,000 principal amount of its 7 1/2% convertible sinking fund debentures due 2006. This transaction resulted in an extraordinary gain of approximately $400,000, net of income taxes of $200,000 ($.03 per share) in the first quarter of 1994.

     During the first quarter of 1993, the Company purchased, at a discount, in the open market approximately $874,000 principal amount of its various debentures, which did not result in a net gain.

(E) On January 1, 1994, the Company adopted the accounting requirements of Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities", and recorded as income the accumulated unrealized marketable security reserve recorded at December 31,

                     NORTEK, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    APRIL 2, 1994 AND APRIL 3, 1993
                              (Continued)


     1993 of approximately $400,000 ($.03 per share) as the cumulative effect of an accounting change. Under the new accounting method, the Company will record unrealized gains or losses on such investment securities as adjustments to stockholders' investment. Previously, such gains or losses were recorded in the Company's statement of operations. At April 2, 1994, the reduction in the Company's stockholders' investment under the new accounting method for gross unrealized losses was approximately $1,915,000. Prior periods have not been restated.

     The Company's marketable securities at  April  2, 1994 consist of
     U. S. Government Treasury Notes due as follows:

                                                             Fair
                                     Principal              Market
     Due                               Amount      Cost     Value
                                          (Amounts in Thousands)

     1-5 years                        $16,000    $16,003   $15,327
     5-10 years                        15,000     15,350    14,111
                                       ------     ------    ------
                                      $31,000    $31,353   $29,438
                                      =======    =======   =======

     In the first quarter of 1994, there were no realized gains or losses on marketable securities. At April 2, 1994, there were no gross unrealized gains on the Company's marketable securities.


(F) On January 1, 1993, the Company adopted the accounting requirements of SFAS No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions" and recorded, as a charge to operations, the accumulated post-retirement benefit obligation ("APBO") of approximately $3,100,000 (before income tax credit of approximately $1,000,000 ($.17 per share, net of tax) as the cumulative effect of an accounting change. Previously, such health care and related benefits, for qualified active and retired beneficiaries, were charged to operating results in the period that such benefits were paid.

(G) At April 2, 1994, the Company remains contingently liable for obligations (approximately $7,100,000) under Industrial Revenue Bond agreements ("IRB's"), plus unpaid interest, relating to facilities of a previously owned subsidiary. This former subsidiary defaulted on certain principal and interest payments related to these IRB's during 1992 and, in March 1993 filed for protection under Federal bankruptcy laws. In March 1994, the Company paid approximately $1,594,000 to the Trustee of these IRB's for interest payments through that date. The Company continues to vigorously pursue all available remedies to minimize any liability that may ultimately result from the outcome of this matter. The Company believes that any liability that may ultimately result from the resolution of this matter, in excess of amounts provided, will not have a material adverse effect on financial position or results of operations of the Company.

                     NORTEK, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    APRIL 2, 1994 AND APRIL 3, 1993
                              (Continued)



(H) In the first quarter of 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes" as a change in accounting method. Under SFAS No. 109, deferred income tax assets or liabilities are computed based on the difference (temporary differences) between the financial statement and income tax bases of assets and liabilities, using the current marginal income tax rates in effect for the period in which the differences are expected to reverse. Deferred income tax provisions or credits are based on the changes in the asset and liability between periods. The effect of adopting this new accounting method in the first quarter of 1993 was not significant to the provision for income taxes as compared to the prior accounting method.

     The  tax  effect  of  temporary differences which  gave  rise  to
     significant   portions  of  deferred  income   tax   assets   and
     liabilities as of April 2, 1994 is as follows:


                                                          (Amounts in
                                                           Thousands)
                                                              ----

     U.S. Federal Prepaid (Deferred) Income
     Tax Assets Arising From:
       Accounts receivable                                   $ 1,571
       Inventory                                               (710)
       Insurance reserves                                      5,578
       Other reserves, liabilities and
         assets, net                                          12,050
         Other, net                                               11
                                                              ------
                                                             $18,500
                                                              ======

     Deferred (Prepaid) Income Tax Liabilities
       Arising From:
       Property & equipment, net                             $11,652
       Prepaid pension assets                                  1,636
       Insurance reserves                                      (816)
       Other reserves, liabilities and
         assets, net                                             946
       Capital loss carryforward                             (6,217)
       Valuation allowances                                   14,099
                                                             $21,300
                                                              ======



                     NORTEK, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    APRIL 2, 1994 AND APRIL 3, 1993
                              (Continued)

     At April 2, 1994, the Company has a capital loss carryforward of approximately $17,000,000 which expires in the year 1997. The Company has provided a valuation allowance equal to the tax effect of capital loss carryforwards and certain other deferred income tax assets, since realization of these deferred income tax assets cannot be reasonably assured. At April 2, 1994, the Company has approximately $7,500,000 of net U. S. Federal prepaid income tax assets which are expected to be realized through future operating earnings.

     The  table  below reconciles the provision for income taxes  from
     continuing  operations at  the  federal  statutory   income   tax
     rate  to  the actual provision  for  income taxes :

                                                  Three Months Ended
                                                  ------------------
                                                  April 2,    April 3,
                                                    1994        1993
                                                    ----        ----
                                                 (Amounts in Thousands)
     Provision (credit) for income taxes
      at the federal statutory rate               $ 560       $(272)
     Net change from statutory rate:
     State taxes, net of federal tax effect         163          330
     Non-deductible amortization for
      tax purposes                                  184          180
     Other non-deductible items                      74          160
     Change in valuation reserve                   (77)           61
     Tax effect on foreign income                    86          128
     Other, net                                    (90)           13
                                                   ----         ----

     Provision for income taxes from
      continuing operations                       $ 900        $ 600
                                                   ====         ====

     The Company recorded a $1,000,000 income tax credit (principally deferred) in the first quarter of 1993 relating to the cumulative effect of an accounting change for certain post-retirement benefits. This actual income tax credit was approximately equal to the tax credit at the U. S. Federal statutory rate.

(I) Loss per share calculations presented for the first quarter of 1993 do not include the effect of common stock equivalents or convertible debentures (and the reduction in related interest expense) because the assumed exercise of stock options and conversion of debentures is anti-dilutive.

     Earnings per share calculations presented for the first quarter of 1994 do not include the effect of convertible debentures (and the reduction in related interest expense) because the assumed conversion of debentures is anti-dilutive.

(J) At April 2, 1994, the payment of cash dividends or stock payments was prohibited under the most restrictive of the Company's indenture and loan agreements.

(K)  The   following  table  summarizes  the  unaudited  activity   of
     businesses  sold  or  discontinued included in  the  accompanying

                     NORTEK, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    APRIL 2, 1994 AND APRIL 3, 1993
                              (Continued)


     unaudited condensed consolidated statement of cash flows:

                                                  Three Months Ended
                                                  ------------------
                                                  April 2,    April 3,
                                                    1994        1993
                                                    ----        ----
                                                (Amounts in Thousands)

     Fair value of assets sold                   $34,439    $    ---
     Liabilities assumed by the purchaser        (16,143)        ---
     Cash received (paid) relating to
      businesses sold or discontinued              1,984    (2,970)
                                                  ------     ------
     Net cash proceeds (payments) relating
       to businesses sold or discontinued        $20,280   $(2,970)
                                                  ======     ======

Significant unaudited non-cash financing and investing activities excluded from the accompanying unaudited condensed consolidated statement of cash flows include transactions of approximately $1,515,000 of unrealized loss on investment in marketable securities in 1994 and approximately $1,883,000 resulting from the effect of a change in accounting method for income taxes relating to property, net, in 1993.

Depreciation and amortization included in the Company's unaudited condensed consolidated statement of cash flows for the three months ended April 2, 1994 and April 3, 1993, includes approximately $600,000 and approximately $500,000 of amortization of deferred debt expense and debt discount, respectively, which is recorded as interest expense in the accompanying unaudited condensed consolidated statement of operations.



                     NORTEK, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE FIRST QUARTER ENDED APRIL 2, 1994
               AND THE FIRST QUARTER ENDED APRIL 3, 1993

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

In March 1994, the Company sold its Retail Home Center Operations ("Dixieline") to increase the Company's focus on its other building products businesses. For purposes of this Management's Discussion and Analysis of Financial Condition and Results of Operations, the results of operations attributable to Dixieline have been excluded from all data that are reported as being from ongoing operations, including net sales, cost of products sold, selling, general and administrative expense and segment earnings. Total consolidated operating results of the Company, however, include the operating results of Dixieline in the first quarter of 1993. (See Note C of the Notes to Unaudited Condensed Consolidated Financial Statements.)

Results of Operations

The tables below and on the next page set forth, for the periods presented, (a) certain consolidated operating results, (b) the percentage change of certain such results as compared to the prior comparable period, (c) the percentage which certain of such results bears to net sales and (d) the change of certain of such percentages (to net sales) as compared to the prior comparable period. The results of operations for the first quarter ended April 2, 1994 are not necessarily indicative of the results of operations to be expected for the full year.

                             First Quarter Ended        Change in
                               April 2,  April 3,   First Quarter 1994
                                 1994      1993        $         %
                                 ----      ----      -----     ------
                                    (Dollar amounts in millions)

Net    sales                    $169.0    $178.7      $(9.7)      (5.4)
Cost of products sold            119.3     129.2        9.9        7.7
Selling, administrative and
 other, net                       41.4      45.3        3.9        8.6
Operating earnings                 8.3       4.2        4.1       97.6
Interest    expense               (7.9)     (7.0)       (.9)     (12.9)
Interest income                    1.2       1.0         .2       20.0
Net gain on marketable
    securities                     ---       1.0       (1.0)    (100.0)
Earnings (Loss) before
 provision for income taxes        1.6       (.8)       2.4      300.0
Provision   for  income  taxes      .9        .6        (.3)     (50.0)
Earnings (loss) before
 extraordinary gain                 .7      (1.4)       2.1      150.0
Extraordinary gain from
 debt retirements                   .4       ---         .4        ---
Earnings (loss) before the
 cumulative effect of
 accounting changes                1.1      (1.4)       2.5        ---
Cumulative effect of
 accounting changes                 .4      (2.1)       2.5        ---
                                  ----      ----       ----       ----
Net earnings (loss)              $ 1.5     $(3.5)     $ 5.0        ---
                                  ====      ====       ====       ====

                     NORTEK, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE FIRST QUARTER ENDED APRIL 2, 1994
               AND THE FIRST QUARTER ENDED APRIL 3, 1993
                              (Continued)
                                                      Change in
                          Percentage of Net Sales     Percentage
                            First Quarter Ended     for the First
                             April 2,  April 3,      Quarter 1994
                               1994      1993    as compared to 1993

                               ----      ----    -------------------

Net sales                   100.0%      100.0%           ---
Cost of products sold        70.6        72.3            1.7
Selling, administrative and
 other, net                  24.5        25.3             .8
Operating earnings            4.9         2.4            2.5
Interest expense             (4.6)       (3.9)           (.7)
Interest income                .7          .5             .2
Net gain on marketable
 securities                   ---          .5            (.5)
Earnings (Loss) before
 provision for income taxes   1.0         (.5)           1.5
Provision for income taxes     .5          .3            (.2)
Earnings (loss) before
 extraordinary gain            .5         (.8)           1.3
Extraordinary gain from debt
 retirements                   .2         ---             .2
Earnings (Loss) before the
 cumulative effect of
 accounting changes            .7         (.8)           1.5
Cumulative effect of
 accounting changes            .2        (1.2)           1.4
                             ----        ----           ----
Net earnings (loss)            .9        (2.0)           2.9
                             ====        ====           ====

The following table presents the net sales for the Company's principal product groups for the first quarter ended April 2, 1994 as compared to the first quarter ended April 3, 1993 and the amount and the percentage change of such results as compared to the prior comparable
period.   The  results  of operations for the first  quarter  are  not necessarily indicative of the results of operations to be expected for the full year.
                             First Quarter Ended
                                        -------------------
                             April 2,    April 3,  Increase (Decrease)
                               1994        1993        $         %
                               ----        ----      -----    -----
                                          (000's omitted)
Net Sales:
 Residential Building
  Products                 $ 64,000    $ 65,205   $(1,205)      (1.8)
 Air Conditioning and
  Heating Products           73,474      56,735     16,739      29.5
 Plumbing Products           31,546      32,406      (860)      (2.7)
                            -------     -------     ------     -----
     Net Sales from
     Ongoing Operations     169,020     154,346     14,674       9.5
Business Sold                   ---      24,361   (24,361)     100.0
                            -------     -------    -------     -----
 Total                     $169,020    $178,707  $ (9,687)      (5.4)
                            =======     =======    =======     =====


                     NORTEK, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE FIRST QUARTER ENDED APRIL 2, 1994
               AND THE FIRST QUARTER ENDED APRIL 3, 1993
                              (Continued)


Operating Results

Net sales from ongoing operations increased approximately $14,674,000, or approximately 9.5%, in the first quarter of 1994 as compared to the first quarter of 1993. Total net sales decreased approximately $9,687,000, or approximately 5.4%, in 1994 as compared to 1993 as a result of the effect of Dixieline, partially offset by the following factors. Net sales from ongoing operations increased principally as a result of increased sales volume of residential air conditioning and heating ("HVAC") products, increased shipments of new and replacement HVAC products to manufactured housing customers and increased sales levels of commercial and industrial HVAC products by the Air Conditioning and Heating Products Group. To a lesser extent, these increases were partially offset by slightly lower sales levels in the Residential Building Products Group and decreased sales levels of bathroom fixtures as a result of the curtailment of certain product lines in the fourth quarter of 1993 by the Plumbing Products Group. The decline in the Plumbing Products Group was partially offset by increased sales volume of vitreous china products.

Cost of products sold from ongoing operations as a percentage of net sales from ongoing operations decreased from approximately 71.6% in the first quarter of 1993 to approximately 70.6% in the first quarter of 1994. Total cost of products sold as a percentage of total net sales decreased from approximately 72.3% in 1993 to approximately 70.6% in 1994 as a result of the factors described below and the effect of Dixieline, which operated at higher cost levels than the Company's other product groups. The decrease in cost of products sold from ongoing operations as a percentage of net sales from ongoing operations was primarily attributable to a reduction in cost in the Plumbing Products Group and increased sales of residential and commercial HVAC products in the Air Conditioning and Heating Products Group, without a proportionate increase in costs. The improvement in cost levels is due, in part, to the Company's ongoing cost control efforts. To a lesser extent, these decreases in the percentage were partially offset by slightly lower sales levels without a proportionate decrease in costs in the Residential Building Products Group.

Selling, general and administrative expense from ongoing operations, as a percentage of net sales from ongoing operations decreased from approximately 25.1% in 1993 to approximately 24.5% in 1994. Total selling, general and administrative expense, as a percentage of total net sales decreased from approximately 25.3% in 1993 to approximately 24.5% in 1994 as a result of the factors described below and the effect of Dixieline which operated at higher expense levels than the Company's other product groups. The decrease in selling, general and administrative expense from ongoing operations as a percentage of net sales from ongoing operations in the first quarter of 1994 was principally due to lower non-segment expense and increased net sales from ongoing operations. The effect of increased net sales of the Air Conditioning and Heating Products Group, without a proportionate

                     NORTEK, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE FIRST QUARTER ENDED APRIL 2, 1994
               AND THE FIRST QUARTER ENDED APRIL 3, 1993
                              (Continued)

increase in expense was also a factor. This group operates at lower expense levels than the total expense level of ongoing operations. These decreases in the percentage were partially offset by the effect of lower sales in Residential Building Products and Plumbing Products without proportionate decreases in expense.

Segment earnings from ongoing operations were approximately $12,100,000 for the first quarter of 1994 as compared to approximately $9,900,000 for the first quarter of 1993. Total segment earnings were approximately $12,100,000 for 1994, as compared to approximately $9,000,000 for 1993 as a result of the effect of Dixieline and the following factors. The increase in segment earnings from ongoing operations principally was due to the increased sales level and lower cost and expense levels in the Air Conditioning and Heating Products Group, and decreased costs in the Plumbing Products Group. The increase in segment earnings was partially offset by the effect of slightly lower sales volume in the Residential Building Products Group without a proportionate decrease in costs and expenses.

Foreign segment earnings, consisting primarily of the results of operations of the Company's Canadian subsidiary which manufactures built-in ventilating products, declined to approximately 7.4% of segment earnings from ongoing operations in the first quarter of 1994 from approximately 11.3% of such earnings in 1993. This decline was primarily due to an approximately 26.8% increase in domestic segment earnings from ongoing operations in 1994, as well as an approximate 20.1% decrease in foreign segment earnings in 1994. The decrease in foreign segment earnings was primarily the result of the continued weakness in the residential construction market in Canada.

Operating earnings in the first quarter of 1994 increased approximately $4,100,000, or approximately 97.6%, as compared to 1993, primarily as a result of the factors discussed above and the effect of Dixieline's operating results. Dixieline's operating loss included in the Company's consolidated operating results was approximatley $900,000 in the first quarter of 1993. Dixieline's operating results in 1994 are no longer included in the Company's consolidated operating results. See above.

Interest expense in the first quarter of 1994 increased approximately $900,000, or approximately 12.9%, as compared to the first quarter of 1993. In February 1994, the Company sold in a public offering $218,500,000 of its 9 7/8% Senior Subordinated Notes due 2004 ("9 7/8% Notes") and used a portion of the proceeds to redeem, on March 24, 1994 approximately $153,000,000 of certain of the Company's outstanding indebtedness. Interest expense (net of interest income) was approximately $1,300,000 greater than it would have been had the debt redemption occurred on the same day as the financing. This increase was partially offset by the effect of the redemption of certain other outstanding indebtedness in January 1994. (See Note C of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

                     NORTEK, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE FIRST QUARTER ENDED APRIL 2, 1994
               AND THE FIRST QUARTER ENDED APRIL 3, 1993
                              (Continued)


Interest income in the first quarter of 1994 increased approximately $200,000, or approximately 20.0%, as compared to the first quarter of 1993, principally due to higher average invested balances of short-term investments, marketable securities and other investments (in part, due to cash from the sale of the 9 7/8% Notes), principally offset by slightly lower yields earned on investment and marketable securities.

The net gain on marketable securities was approximately $1,000,000 for 1993, a portion of which were unrealized gains recorded in the Company's Statement of Operations in 1993. Due to the adoption in 1994 by the Company of Statement of Financial Accounting Standards ("SFAS") No. 115, such unrealized gains and losses are now recorded as adjustments to stockholders' investment. (See Note E of Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

The provision for income taxes was approximately $900,000 for 1994, as compared to approximately $600,000 for 1993. The income tax rates principally differed from the United States federal statutory rate of 35% in 1994 and 34% in 1993, as a result of the effect of foreign income tax on foreign source income, a limited amount of state income tax benefits recorded, and nondeductible amortization expense (for tax purposes) in both periods. (See Note H of the Notes to Unaudited
Condensed   Consolidated  Financial  Statements   included   elsewhere
herein.)

The Company recorded an extraordinary gain of approximately $400,000 in the first quarter of 1994. The gain resulted from the purchase in the open market of the Company's 7 1/2% Convertible debentures in March 1994. (See Note D of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

The cumulative effect of accounting changes resulted in earnings of approximately $400,000 in the first quarter of 1994 and a loss of approximately $2,100,000 in the first quarter of 1993 from the adoption of SFAS No. 115 and No. 106, respectively. (See Notes E and F of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

                     NORTEK, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE FIRST QUARTER ENDED APRIL 2, 1994
               AND THE FIRST QUARTER ENDED APRIL 3, 1993
                              (Continued)

Liquidity and Capital Resources

The Company's primary sources of liquidity in 1994 have been funds provided by the sale of Notes (See Note C of the Notes to the Unaudited Condensed Consolidated Financial Statements) and proceeds from a business sold and, in both periods, subsidiary operations, unrestricted investments and marketable securities. The Company's Canadian subsidiary, Broan Limited, has a $20,100,000 Canadian (approximately $14,500,000 U. S. at exchange rates prevailing at April 2, 1994) secured line of credit, of which approximately $14,800,000 Canadian (approximately $10,700,000 U. S. at exchange rates prevailing at April 2, 1994), in the aggregate, is available to the Company (the "Line of Credit"). The Line of Credit prohibits dividends or other distributions to the Company from Broan Limited in excess of $14,800,000 Canadian (approximately $10,700,000 U. S. at exchange rates prevailing at April 2, 1994). Borrowings under the Line of Credit are available for working capital and other general corporate purposes. The Line of Credit contains covenants requiring Broan Limited to maintain (i) a ratio of earnings before interest and taxes to interest of at least 2 to 1, (ii) a working capital ratio of at least 1.5 to 1 and (iii) a debt to equity ratio of no higher than 3 to 1; the Line of Credit also limits the annual amount of capital expenditures which Broan Limited may make to $500,000 Canadian (approximately $360,000 U. S. at exchange rates prevailing at April 2,
1994). Broan Limited pays a commitment fee of .25% per annum on the unutilized portion of the Line of Credit payable monthly on a pro rata basis, and the Line of Credit is subject to an annual review by the lender in April of each year.

As of May 10, 1994, there were $1,600,000 U. S. in outstanding borrowings under the Line of Credit, all of the proceeds of such borrowings were advanced to the Company, and $3,700,000 U. S. of additional available borrowings could be advanced to the Company.

Unrestricted cash and investments were $109,433,000 at April 2, 1994. On January 14, 1994, the Company redeemed $22,600,000 principal amount of its 11-1/2% Senior Subordinated Debentures due May 1994, which were called for redemption in December 1993. In February 1994, the Company sold in a public offering $218,500,000 of its 9-7/8% Senior Subordinated Notes due 2004 ("9-7/8% Notes") at a slight discount. A portion of the net proceeds from the sale of the 9-7/8% Notes were used to redeem, on March 24, 1994, approximately $153,000,000 of certain of the Company's outstanding principal amount of indebtedness and pay accrued interest. (See Note C of Notes to the Unaudited Condensed Consolidated Financial Statements.)

The Company believes that cash flow from subsidiary operations, unrestricted cash and marketable securities and borrowings under the Line of Credit or under new credit facilities or arrangements which may be entered into will provide sufficient liquidity to meet the


                     NORTEK, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE FIRST QUARTER ENDED APRIL 2, 1994
               AND THE FIRST QUARTER ENDED APRIL 3, 1993
                              (Continued)

Company's working capital, capital expenditure, debt service and other ongoing business needs through the next 12 months.

The Company's investment in marketable securities at April 2, 1994 consisted primarily of investments in United States Treasury securities. (See Note E of Notes to Unaudited Condensed Consolidated Financial Statements.) At April 2, 1994, approximately $6,687,000 of the Company's cash and investments were pledged as collateral with an insurance company and were classified as restricted in current assets in the Company's accompanying consolidated balance sheet.

At April 2, 1994, the Company remains contingently liable under approximately $7,100,000 of obligations under Industrial Revenue Bond ("IRB's") agreements, plus unpaid interest, relating to facilities of a previously owned subsidiary. This former subsidiary defaulted on certain principal and interest payments related to these IRB's during 1992 and, in February 1993, filed for protection under federal bankruptcy laws. In March 1994, the Company paid approximately $1,594,000 to the Trustee of these IRB's for interest payments through that date. The Company continues to vigorously pursue all available remedies to minimize any liability that may ultimately result from the outcome of this matter. The Company believes that the resolution of this matter, after giving consideration to amounts previously provided, will not have a material adverse effect on the financial position or results of operations of the Company. (See Note G of Notes to Unaudited Condensed Consolidated Financial Statements.)

In   March   1994,  the  Company  sold  Dixieline  for   approximately
$18,800,000 in cash and $6,000,000 of preferred stock of the purchaser. (See Note C of Notes to Unaudited Condensed Consolidated Financial Statements.)

The Company's working capital and current ratio increased from approximately $117,926,000 and approximately 1.6:1, respectively, at December 31, 1993 to $176,451,000 and approximately 2.1:1, respectively, at April 2, 1994, principally as a result of the remaining cash proceeds from the debt financing in February 1994 and as described below. (See Note C of Notes to Unaudited Condensed Consolidated Financial Statements.)

Accounts receivable increased approximately $11,856,000, or approximately 14.0%, between December 31, 1993 and April 2, 1994, while net sales from ongoing operations increased approximately .4% in the first quarter of 1994 as compared to the fourth quarter of 1993. This increase is principally as a result of increased net sales of new and replacement products from residential and manufactured housing customers by the Air Conditioning and Heating Products Group. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Significant net sales near the end of any period generally result in significant amounts of accounts receivable on the date of the balance sheet at the end of such period.

                     NORTEK, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE FIRST QUARTER ENDED APRIL 2, 1994
               AND THE FIRST QUARTER ENDED APRIL 3, 1993
                              (Continued)

In recent periods, the Company has not experienced any significant changes in credit terms, collection efforts, credit utilization or delinquency.

Inventories increased approximately $7,449,000 or approximately 9.1%, between December 31, 1993 and April 2, 1994.

Accounts payable increased approximately $10,376,000 or approximately 22.1% between December 31, 1993 and April 2, 1994.

Unrestricted cash and investments increased approximately $23,389,000 (net of $22,600,000 which was used to retire certain indebtedness on January 14, 1994 - see Note C of Notes to Unaudited Condensed Consolidated Financial Statements) from December 31, 1993 to April 2, 1994, principally as a result of cash provided (used) by the following:
                                                      Condensed
                                                     Consolidated
                                                      Cash Flows
                                                     ------------
Operating Activities--
 Cash flow from operations, net                      $ 6,402,000
 Increase in accounts receivable, net                (11,856,000)
 Increase in inventories                              (7,449,000)
 Increase in trade accounts payable                    6,976,000
 Change in accrued expenses, taxes, prepaids,
   other assets, liabilities, and other, net          (8,261,000)
Investing Activities--
 Net cash proceeds relating to
   businesses sold                                    20,280,000
 Purchase of marketable securities                    (5,032,000)
 Capital expenditures                                 (3,763,000)
Financing Activities--
 Increases in borrowings, net of payments,
   including purchase of debentures                   27,126,000
All other, net                                        (1,034,000)
                                                       ----------
                                                     $23,389,000
                                                       ==========

The Company's debt-to-equity ratio increased from approximately 2.1:1 at December 31, 1993 to 2.3:1 at April 2, 1994, primarily as a result of a net increase in borrowings of approximately $23,400,000. (See Note C of Notes to Unaudited Condensed Consolidated Financial Statements.)

At April 2, 1994, the payment of cash dividends or stock payments was prohibited under the most restrictive of the Company's indentures and loan agreements.

The Company's St. Louis, Missouri plant, which is part of the Company's Air Conditioning and Heating Products Group and manufactures products for the residential site-built and manufactured housing markets, experienced damage as a result of the flooding of the Mississippi River in July 1993. The plant was closed for several


                     NORTEK, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE FIRST QUARTER ENDED APRIL 2, 1994
               AND THE FIRST QUARTER ENDED APRIL 3, 1993
                              (Continued)

weeks, but returned to full operation in late August 1993. At April 2, 1994, the Company accrued for estimated losses of approximately $14,500,000 related to the flooding, recorded a receivable of approximately $14,500,000 for casualty, property damage and business interruption insurance claims due from its insurance carrier and recorded as a liability approximately $13,200,000 of cash advances received relating to such claims. The Company believes that it has adequate insurance coverage and does not expect this event to have a material adverse effect on the Company's financial condition or results of operations.

At   April 2,  1994,  the Company has approximately $7,500,000 of  net
U. S. Federal prepaid income tax assets which are expected to be realized through future operating earnings. (See Note H of Notes to the Unaudited Condensed Consolidated Financial Statements.)

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




                      PART II.  OTHER INFORMATION




Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------

             (a)    Exhibits

                     11.1 Calculation of shares used in determining earnings per share (filed herewith).

              (b) The following reports on Form 8-K were filed by the Registrant during the period:

                      February 11, 1994. Item 5. Other Events, Item 7. Financial Statements, Pro Forma Financial
                      Information and Exhibits.

                      February  14, 1994.  Item 5.  Other Events, Item
                      7. Financial Statements, Pro Forma Financial
                      Information and Exhibits.

                      April   13,  1994.   Item  2.   Acquisition   or
                      Disposition of Assets, Item 7. Financial
                      Statements, Pro Forma Financial information and Exhibits.

                               SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NORTEK, INC.

(Registrant)




                                   /s/Almon C. Hall
                                   ---------------------------------
                                   Almon C. Hall, Vice President and
                                   Controller and Chief Accounting
                                   Officer




      May 12, 1994
- -------------------------
       (Date)