Form 10-Q
period 1994-07-02
NORTEK INC
filed 1994-08-16
CIK 72423

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D. C.   20549


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


 For the quarterly period ended                July 2, 1994
                               -----------------------------

                             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


For the transition period from                to
                             --------------    -----------

Commission File No.                     1-6112
                  -----------------------------------------


                         NORTEK, INC.
 -----------------------------------------------------------
   (Exact name of registrant as specified in its charter)

       Delaware                              05-0314991
- - -----------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

     50 Kennedy Plaza, Providence, RI   02903-2360
- - -----------------------------------------------------------
           (Address of principal executive offices)
                         (Zip Code)

                         (401) 751-1600
- - -----------------------------------------------------------
     (Registrant's telephone number, including area code)

                              N/A
- - -----------------------------------------------------------
     (Former name, former address and former fiscal year
                 if changed since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X    No
   ----------   -----------

The number of shares of Common Stock outstanding as of August 5, 1994 was 11,998,546. The number of shares of Special Common Stock outstanding as of August 5, 1994 was
545,145.


                  NORTEK, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEET
                  (Dollar Amounts in Thousands)

                                         July 2,     Dec. 31,
                                           1994        1993
                                           ----        ----
                                             (Unaudited)
                 ASSETS
Current Assets:
 Unrestricted--
  Cash and investments at cost which
   approximates market                  $ 69,817    $ 34,006
  Short-term investments held for
   redemption of debentures                  ---      22,600
  Marketable securities available
   for sale                               28,697      25,892
 Restricted--
  Cash and investments at cost which
   approximates market                     9,337       6,687
 Accounts receivable, less allowances
  of $4,836 and $4,198                   109,372      84,843
 Inventories:
  Raw materials                           31,798      27,603
  Work in process                         10,442       9,227
  Finished goods                          48,201      45,183
                                         -------     -------
                                          90,441      82,013
                                         -------     -------
Current assets of business sold              ---      23,736
 Insurance claims receivable                 ---      14,500
 Prepaid expenses and other current
  assets                                   9,432       7,541
 U. S. Federal prepaid income taxes       21,300      17,000
                                         -------     -------
   Total Current Assets                  338,396     318,818
                                         -------     -------

Property and Equipment, at cost:
 Land                                      5,884       5,833
 Buildings and improvements               52,981      52,309
 Machinery and equipment                 115,402     108,983
                                         -------     -------
                                         174,267     167,125
  Less--Accumulated depreciation          82,013      76,546
                                         -------     -------
      Total Property and Equipment,
       net                                92,254      90,579
                                         -------     -------
Other Assets:
 Goodwill, less accumulated amortiza-
  tion of $20,293 and $19,180             74,011      75,599
 Non-current assets of business sold         ---      11,987
 Deferred debt expense                     9,060         563
 Other                                    11,906      11,663
                                         -------     -------
                                          94,977      99,812
                                         -------     -------

                                        $525,627    $509,209
                                         =======     =======



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  NORTEK, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEET
                           (Continued)
                  (Dollar Amounts in Thousands)

                                         July 2,     Dec. 31,
                                           1994        1993
                                           ----        ----
                                             (Unaudited)
LIABILITIES AND STOCKHOLDERS' INVESTMENT
- - ----------------------------------------

Current Liabilities:
 Notes payable, current maturities
  of long-term debt and other short-
  term obligations                      $  7,920    $ 14,957
 11 1/2% Senior Subordinated
  Debentures, net                            ---      22,582
 Accounts payable                         52,376      46,923
 Accrued expenses and taxes, net         103,693      91,422
 Current liabilities of business sold        ---      11,769
 Insurance claims advances                   ---      13,239
                                         -------     -------
       Total Current Liabilities         163,989     200,892
                                         -------     -------

Other Liabilities:
 Deferred income taxes                    21,800      18,000
 Other                                     6,935       8,100
                                         -------     -------
                                          28,735      26,100
                                         -------     -------
Notes, Mortgage Notes and
 Debentures Payable                      225,243     169,664
                                         -------     -------

Mortgage Notes Payable of business sold      ---       8,546
                                         -------     -------

Stockholders' Investment:
 Preference stock, $1 par value;
  authorized 7,000,000 shares,
  none issued                                ---         ---
 Common Stock, $1 par value;
  authorized 40,000,000 shares,
  15,788,051 shares and 15,758,974
  shares issued                           15,788      15,759
 Special Common Stock, $1 par value;
  authorized 5,000,000 shares,
  820,498 and 849,575 shares issued          820         849
Additional paid-in capital               134,627     134,627
Accumulated deficit                     (10,134)    (17,034)
Cumulative translation, pension and
 other adjustments                       (5,390)     (2,143)
 Less - treasury common stock at
        cost, 3,795,028 shares          (26,371)    (26,371)
      - treasury special common stock
        at cost, 271,574 shares          (1,680)     (1,680)
                                         -------     -------
       Total Stockholders' Investment    107,660     104,007
                                         -------     -------

                                        $525,627    $509,209
                                         =======     =======



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  NORTEK, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
             (In Thousands Except Per Share Amounts)

                                               For The
                                          Three Months Ended
                                          ------------------
                                         July 2,      July 3,
                                           1994         1993
                                           ----         ----
                                             (Unaudited)

Net Sales                              $193,722      $195,058
                                        -------       -------

Costs and Expenses:
 Cost of products sold                  136,044       140,393
 Selling, general and
   administrative expense                42,897        45,812
                                        -------       -------
                                        178,941       186,205
                                        -------       -------
Operating earnings                       14,781         8,853
Interest expense                        (6,211)       (6,637)
Interest income                           1,330           834
Net gain on marketable securities           ---           450
                                        -------       -------
Earnings before provision for
 income taxes                             9,900         3,500
Provision for income taxes                4,400         2,000
                                        -------       -------
Earnings before extraordinary
 loss                                     5,500         1,500
Extraordinary loss from debt
 retirements                              (100)           ---
                                        -------       -------

   Net Earnings                        $  5,400      $  1,500
                                        =======       =======

Net Earnings (Loss) Per Share:
Earnings Before Extraordinary Loss--
 Primary                                $   .44      $    .12
                                        -------       -------
 Fully diluted                          $   .43      $    .12
                                        -------       -------
Extraordinary Loss--
 Primary                                $  (.01)     $    ---
                                        -------       -------
 Fully diluted                          $  (.01)     $    ---
                                        -------       -------
Net Earnings--
 Primary                                $   .43      $    .12
                                         ======       =======
 Fully diluted                          $   .42      $    .12
                                         ======       =======
Weighted Average Number of Shares:
 Primary                                 12,661        12,603
                                         ======        ======
 Fully diluted                           13,162        13,325
                                         ======        ======


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  NORTEK, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
             (In Thousands Except Per Share Amounts)

                                               For The
                                           Six Months Ended
                                          ------------------
                                         July 2,      July 3,
                                           1994         1993
                                           ----         ----
                                             (Unaudited)

Net Sales                              $362,742      $373,765
                                        -------       -------

Costs and Expenses:
 Cost of products sold                  255,346       269,555
 Selling, general and
   administrative expense                84,341        91,144
                                        -------       -------
                                        339,687       360,699
                                        -------       -------
Operating earnings                       23,055        13,066
Interest expense                       (14,086)      (13,652)
Interest income                           2,531         1,836
Net gain on marketable securities           ---         1,450
                                        -------       -------
Earnings before provision for
 income taxes                            11,500         2,700
Provision for income taxes                5,300         2,600
                                        -------       -------
Earnings before extraordinary
 gain                                     6,200           100
Extraordinary gain from debt
 retirements                                300           ---
                                        -------       -------

Earnings before the cumulative
 effect of accounting changes             6,500           100
Cumulative effect of accounting
 changes                                    400       (2,100)
                                        -------       -------
   Net Earnings (Loss)                 $  6,900     $ (2,000)
                                        =======       =======

Net Earnings (Loss) Per Share:
Earnings Before Extraordinary Gain--
 Primary                                $   .49      $    .01
                                        -------       -------
 Fully diluted                          $   .49      $    .01
                                        -------       -------
Extraordinary Gain--
 Primary                                $   .02      $    ---
                                        -------       -------
 Fully diluted                          $   .02      $    ---
                                        -------       -------
Cumulative Effect of Accounting
 Changes--
 Primary                                $   .03      $   (.17)
                                        -------       -------
 Fully diluted                          $   .03      $   (.17)
                                        -------       -------
Net Earnings (Loss)--
 Primary                                $   .54      $   (.16)
                                         ======       =======
 Fully diluted                          $   .54      $   (.16)
                                         ======       =======

Weighted Average Number of Shares:
 Primary                                 12,680        12,603
                                         ======        ======
 Fully diluted                           13,289        13,326
                                         ======        ======


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  NORTEK, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Amounts in Thousands)

                                               For the
                                           Six Months Ended
                                          ------------------
                                          July 2,      July 3,
                                            1994        1993
                                            ----        ----
                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                      $ 6,900    $(2,000)
                                          ------      ------

Adjustments to reconcile net earnings
 (loss) to cash:
Depreciation and amortization              9,529      11,109
Gain on marketable securities                ---     (1,450)
Extraordinary gain from debt retirements   (450)         ---
Cumulative effect of accounting
 changes                                   (400)       3,100
Deferred federal income tax credit
 from continuing operations              (2,000)     (1,800)
Deferred federal income tax provision
 on extraordinary items                    1,350         ---
Changes in certain assets and liabilities,
 net of effects from acquisitions
 and dispositions:
  Accounts receivable, net              (24,529)    (16,184)
  Prepaids and other current assets      (3,312)       (340)
  Inventories                            (8,428)    (11,945)
  Accounts payable                         5,453       3,527
  Accrued expenses and taxes              14,175     (4,037)
  Long-term assets, liabilities and
   other, net                            (6,131)       3,850
                                          ------      ------
    Total adjustments to net earnings
     (loss)                             (14,743)    (14,170)
                                          ------     -------
    Net Cash Used in Operating
     Activities                          (7,843)    (16,170)
                                          ------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                     (7,945)     (5,041)
Purchase of investments and marketable
 securities                              (5,032)    (50,415)
Proceeds from sale of investments and
 marketable securities                       ---      68,448
Proceeds (payments) relating to
 businesses sold or discontinued, net     20,280     (2,970)
Change in restricted cash and
 investments                             (2,650)         ---
Other, net                               (1,063)     (1,437)
                                          ------      ------
 Net Cash Provided by Investing
  Activities                               3,590       8,585
                                          ------      ------

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Notes, net                       209,195         ---
Purchase and redemption of
 debentures and notes payable          (185,209)     (1,094)
Payment of borrowings                    (6,432)     (3,538)
Other, net                                  (90)     (1,341)
                                          ------      ------
 Net Cash Provided by (Used in)
  Financing Activities                    17,464     (5,973)
                                          ------      ------

Net increase (decrease) in unrestricted
 cash and investments                     13,211    (13,558)
Unrestricted cash and investments at
 the beginning of the period              56,606      23,467
                                          ------      ------
Unrestricted cash and investments at the
 end of the period                      $ 69,817     $ 9,909
                                          ======      ======


Interest paid                           $  7,731     $12,483
                                          ======      ======

Income taxes paid, net                  $  3,189     $12,609
                                          ======      ======


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


Nortek, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Investment
For the Three Months Ended July 2, 1994 and July 3, 1993
(Dollar Amounts in Thousands)




                                                            Cumulative
                                                            Translation,
                                         Addi-      Retained   Pension
                               Special  tional      Earnings and Other
                        Common Common  Paid-in   (Accumulat-   Adjust-Treasury
                         Stock  Stock  Capital   ed Deficit)     ments   Stock
                        -----   -----  -------  -----------    ------    -----
                                            (Unaudited)

Balance, April 3,
 1993                  $15,612  $980  $134,599    $   266   $    --- $(28,051)
 109,840 shares of
  special common stock
  converted into
  109,840 shares of
  common stock             110 (110)       ---        ---        ---       ---
 10,000 shares of
  common stock issued
  upon exercise of
  stock options             10   ---        19        ---        ---       ---
Net earnings               ---   ---       ---      1,500        ---       ---
                        ------   ---   -------    -------     ------   -------

Balance, July 3, 1993  $15,732  $870  $134,618    $ 1,766    $   --- $(28,051)
                        ======   ===   =======     ======     ======   =======

Balance, April 2, 1994 $15,778$  830  $134,627  $(15,534)   $(4,710) $(28,051)
 9,921 shares of
  special common stock
  converted into
  9,921 shares of
  common stock              10  (10)       ---        ---        ---       ---
 Translation adjust-
  ment                     ---   ---       ---        ---         61       ---
 Unrealized decline in
  marketable securities    ---   ---       ---        ---      (741)       ---
Net earnings               ---   ---       ---      5,400        ---       ---
                        ------   ---   -------     ------     ------    ------

Balance, July 2, 1994  $15,788  $820  $134,627  $(10,134)   $(5,390) $(28,051)
                        ======   ===   =======     ======     ======   =======




The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nortek, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Investment
For the Six Months Ended July 2, 1994 and July 3, 1993
(Dollar Amounts in Thousands)




                                                            Cumulative
                                                            Translation,
                                         Addi-      Retained   Pension
                               Special  tional      Earnings and Other
                        Common Common  Paid-in   (Accumulat-   Adjust-Treasury
                         Stock  Stock  Capital   ed Deficit)     ments   Stock
                        -----   -----  -------  -----------    ------    -----
                                            (Unaudited)

Balance, December 31,
 1992                  $15,602  $990  $134,599   $  3,766    $   --- $(28,051)
 120,233 shares of
  special common stock
  converted into
  120,233 shares of
  common stock             120 (120)       ---        ---        ---       ---
 10,000 shares of
  common stock issued
  upon exercise of
  stock options             10   ---        19        ---        ---       ---
Net loss                   ---   ---       ---    (2,000)        ---       ---
                        ------   ---   -------    -------     ------   -------

Balance, July 3, 1993  $15,732  $870  $134,618    $ 1,766    $   --- $(28,051)
                        ======   ===   =======     ======     ======   =======

Balance, December 31,
 1993                  $15,759  $849  $134,627  $(17,034)   $(2,143) $(28,051)
 29,077 shares of
  special common stock
  converted into
  29,077 shares of
  common stock              29  (29)       ---        ---        ---       ---
 Translation adjust-
  ment                     ---   ---       ---        ---      (591)       ---
 Cumulative effect of
  an accounting change
  (see Note E)             ---   ---       ---        ---      (400)       ---
 Unrealized decline in
  marketable securities    ---   ---       ---        ---    (2,256)       ---
Net earnings               ---   ---       ---      6,900        ---       ---
                        ------   ---   -------     ------     ------    ------

Balance, July 2, 1994  $15,788  $820  $134,627  $(10,134)   $(5,390) $(28,051)
                        ======   ===   =======     ======     ======   =======



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                     NORTEK, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     July 2, 1994 AND July 3, 1993


(A) The unaudited condensed consolidated financial statements presented ("Unaudited Financial Statements") have been prepared by Nortek, Inc. and subsidiaries (the "Company") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, although, the Company believes that the disclosures included are adequate to make the information presented not misleading. Certain amounts in the Unaudited Financial Statements for the prior periods have been reclassified to conform to the presentation at July 2, 1994. It is suggested that these Unaudited Financial Statements be read in conjunction with the financial statements and the notes included in the Company's latest Annual Report on Form 10-K.

(B) Net sales and earnings before provision for income taxes in the first half and second quarter of 1993 includes approximately $53,700,000 and $29,300,000 in net sales and a $900,000 loss and
     $100,000 of earnings, respectively, relating to Dixieline Lumber Company ("Dixieline"), which business was accounted for as a business held for sale since October 2, 1993. Accordingly, Dixieline's operating results were no longer included in the Company's consolidated operating results subsequent to October 2, 1993. (See Note C below.)

(C) On January 14, 1994, the Company redeemed $22,600,000 principal amount of its 11 1/2% Senior Subordinated Debentures due May 1994, which were called for redemption in December 1993. In February 1994, the Company sold in a public offering $218,500,000 of its 9 7/8% Senior Subordinated Notes due 2004 ("9 7/8% Notes") at a slight discount. A portion of the net proceeds from the sale of the 9 7/8% Notes was used to redeem, on March 24, 1994, approximately $153,000,000 of certain of the Company's outstanding principal amount of indebtedness, called for redemption on February 22, 1994, and to pay accrued interest. Interest expense, net of interest income, in the first half of 1994 was approximately $1,300,000 greater than it would have been had the debt redemption occurred on the same day as the financing.

     On March 31, 1994, the Company sold all the capital stock of its Dixieline subsidiary for approximately $18,800,000 in cash and $6,000,000 in preferred stock of the purchaser. In the third quarter of 1993, the Company provided a valuation reserve of approximately $20,300,000 ($1.19 per share, net of tax) to reduce the Company's net investment in Dixieline to estimated net realizable value. No additional loss in 1994 was incurred in connection with the sale. The following table presents the approximate unaudited pro forma operating results of the Company for the six months and three months ended July 2, 1994 and July 3, 1993, and the year ended December 31, 1993, as adjusted for the pro forma effect of the sale of Dixieline, the debt financing

                     NORTEK, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     JULY 2, 1994 AND JULY 3, 1993
                              (Continued)

     and the debt redemptions:

                        Six Months Ended Three Months Ended   Year Ended
                       July 2,   July 3,  July 2,  July 3,    December
                         1994      1993     1994     1993     31,1993
                                      ----        ----      -------
                                (Amounts in Thousands Except Per
                                         Share Amounts)

     Net Sales         $362,742 $320,112  $193,722  $165,766 $660,908

     Earnings from
      Continuing
      Operations       $  7,100 $  1,000  $  5,500  $  1,600 $  3,500

     Fully Diluted
      Earnings Per
      Share             $   .56  $   .08   $   .43  $   .13   $   .28

     In computing the pro forma earnings from continuing operations, interest expense on the indebtedness redeemed during the period that such indebtedness was outstanding was excluded from operating results at an average interest rate of approximately 13.5% (including amortization of debt discount and deferred debt expense) for all periods presented, net of the tax effect. Interest expense was included on the Notes at a rate of approximately 9 7/8%, plus amortization of deferred debt expense and debt discount, for all periods presented, net of the tax effect. The net after-tax loss recorded in the third quarter of 1993 from the valuation reserve recorded to reduce the Company's net investment in Dixieline to net realizable value was also excluded. Investment income was assumed earned on the remaining cash proceeds from the debt financing at a rate of 3.5%. No investment income was assumed earned on the proceeds from the sale of Dixieline.

(D) During the second quarter of 1994, the Company purchased in the open market approximately $5,121,000 principal amount of its 7-1/2% convertible sinking fund debentures due 2006. During the first quarter of 1994, the Company purchased, at a discount, in the open market approximately $4,000,000 principal amount of its 7 1/2% convertible sinking fund debentures due 2006. These transactions resulted in an extraordinary loss of approximately $100,000, net of income taxes of $50,000 ($.01 per share) in the second quarter and an extraordinary gain of approximately $300,000, net of income taxes of $150,000 ($.02 per share) in the first half of 1994.

     During the first quarter of 1993, the Company purchased, at a discount, in the open market approximately $874,000 principal amount of its various debentures. During the second quarter of 1993, the Company purchased, at a discount, in the open market approximately $318,000 principal amount of its various debentures. These purchases did not result in a net gain.

                     NORTEK, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     JULY 2, 1994 AND JULY 3, 1993
                              (Continued)

(E) On January 1, 1994, the Company adopted the accounting requirements of Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities", and recorded as income the accumulated unrealized marketable security reserve recorded at December 31, 1993 of approximately $400,000 ($.03 per share) as the cumulative effect of an accounting change. Under the new accounting method, the Company will record unrealized gains or losses on such investment securities as adjustments to stockholders' investment. Previously, such gains or losses were recorded in the Company's statement of operations. At July 2, 1994, the reduction in the Company's stockholders' investment under the new accounting method for gross unrealized losses was approximately $2,656,000. At July 2, 1994, there were no gross unrealized gains on the Company's marketable securities. Prior periods have not been restated.

     The  Company's marketable securities at July 2, 1994  consist  of
     U. S. Government Treasury Notes due as follows:
                                                             Fair
                                     Principal              Market
     Due                               Amount      Cost     Value
                                          (Amounts in Thousands)

     1-5 years                        $16,000    $16,004   $15,029
     5-10 years                        15,000     15,349    13,668
                                       ------     ------    ------
                                      $31,000    $31,353   $28,697
                                       ======     ======    ======
     In the first half of 1994, there were no realized gains or losses on marketable securities.

(F) In the first six months and the second quarter ended July 2, 1994, the Company incurred net after-tax charges of approximately $2,900,000 and $2,000,000, respectively, principally relating to expenses of certain cost reduction activities and manufacturing process improvements in each of the Company's operating groups, marketing expenses as a result of competitive conditions and expenses of certain litigation and other matters in dispute. Net after-tax charges of approximately $1,000,000 and approximately $600,000 in the first six months and second quarter of 1993, respectively, were incurred in connection with cost reduction activities and manufacturing process improvements. The effect of these costs and expenses were partially offset in the second quarter of 1994 by approximately $1,900,000 of after-tax income resulting from the settlement of certain insurance claims and disputes.

(G) On January 1, 1993, the Company adopted the accounting requirements of SFAS No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions" and recorded, as a charge to operations, the accumulated post-retirement benefit obligation ("APBO") of approximately $3,100,000 (before income tax credit of approximately $1,000,000 ($.17 per share, net of tax) as the cumulative effect of an accounting change. Previously, such health care and related benefits, for qualified


                     NORTEK, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     JULY 2, 1994 AND JULY 3, 1993
                              (Continued)

     active and retired beneficiaries, were charged to operating results in the period that such benefits were paid.

 (H) During 1992, a former subsidiary of the Company defaulted on certain principal and interest payments relating to obligations under which the Company was contingently liable. In March 1994, the Company paid approximately $1,594,000 of interest payments through that date on such obligations. In July 1994, the Company purchased at a slight discount, approximately $6,400,000 principal amount of such obligations (consisting of substantially all of such obligations) from several holders. The Company did not record any losses in 1994 in connection with the settlement of these contingent obligations.

(I) In the first quarter of 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes" as a change in accounting method. Under SFAS No. 109, deferred income tax assets or liabilities are computed based on the difference (temporary differences) between the financial statement and income tax bases of assets and liabilities, using the current marginal income tax rates in effect for the period in which the differences are expected to reverse. Deferred income tax provisions or credits are based on the changes in the asset and liability between periods. The effect of adopting this new accounting method in the first quarter of 1993 was not significant to the provision for income taxes as compared to the prior accounting method.

     The  tax  effect  of  temporary differences which  gave  rise  to
     significant   portions  of  deferred  income   tax   assets   and
     liabilities as of July 2, 1994 is as follows:
                                                          (Amounts in
                                                           Thousands)
                                                           ----------

     U.S. Federal Prepaid (Deferred) Income
     Tax Assets Arising From:
       Accounts receivable                                  $ 1,662
       Inventory                                              (412)
       Insurance reserves                                     5,691
       Other reserves, liabilities and assets, net           14,329
       Other, net                                                30
                                                             ------
                                                            $21,300
                                                             ======

     Deferred (Prepaid) Income Tax Liabilities
       Arising From:
       Property & equipment, net                            $12,032
       Prepaid pension assets                                 1,569
       Insurance reserves                                   (1,024)
       Other reserves, liabilities and assets, net            1,273
       Capital loss carryforward                            (6,217)
       Valuation allowances                                  14,167
                                                            $21,800
                                                             ======

                     NORTEK, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     JULY 2, 1994 AND JULY 3, 1993
                              (Continued)

     At July 2, 1994, the Company has a capital loss carryforward of approximately $17,000,000 which expires in the year 1997. The Company has provided a valuation allowance equal to the tax effect of capital loss carryforwards and certain other deferred income tax assets, since realization of these deferred income tax assets cannot be reasonably assured. At July 2, 1994, the Company has approximately $7,300,000 of net U. S. Federal prepaid income tax assets which are expected to be realized through future operating earnings.

     The  table  below reconciles the provision for income taxes  from
     continuing  operations at  the  federal  statutory   income   tax
     rate  to  the actual provision  for  income taxes :

                                          Three             Six
                                       Months Ended     Months Ended
                                       ------------     ------------
                                     July 2,  July 3, July 2, July 3,
                                      1994      1993    1994    1993
                                      ----      ----    ----    ----
                                            (Amounts in Thousands)
     Provision for income taxes at
      the federal statutory rate     $3,465  $1,190   $4,025  $  918
     Net change from statutory rate:
     State taxes, net of federal tax
      effect                            421     165      584     495
     Non-deductible amortization for
      tax purposes                      185     180      369     360
     Other non-deductible items         108      92      182     252
     Change in valuation reserve         68     256      (9)     317
     Tax effect on foreign income        63     120      149     248
     Other, net                          90     (3)      ---      10
                                      -----   -----    -----   -----
     Provision for income taxes from
      continuing operations          $4,400  $2,000   $5,300  $2,600
                                      =====   =====    =====   =====

     The Company recorded a $1,000,000 income tax credit (principally deferred) in the first half of 1993 relating to the cumulative effect of an accounting change for certain post-retirement benefits. This actual income tax credit was approximately equal to the tax credit at the U. S. Federal statutory rate.

(J) Earnings (loss) per share calculations presented in 1993 do not include the effect of convertible debentures (and the reduction in related interest expense) because the assumed conversion of debentures is anti-dilutive.

(K) At July 2, 1994, the payment of cash dividends or stock payments was prohibited under the most restrictive of the Company's indenture and loan agreements.


                     NORTEK, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     JULY 2, 1994 AND JULY 3, 1993
                              (Continued)


(L)  The   following  table  summarizes  the  unaudited  activity   of
     businesses sold or discontinued included in the accompanying unaudited condensed consolidated statement of cash flows:

                                                   Six Months Ended
                                                  ------------------
                                                  July 2,     July 3,
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
                                                  ======     ======

     Significant unaudited non-cash financing and investing activities excluded from the accompanying unaudited condensed consolidated statement of cash flows include transactions of approximately $2,256,000 of unrealized loss on investment in marketable securities in 1994.

     Depreciation and amortization included in the Company's unaudited condensed consolidated statement of cash flows for the six months ended July 2, 1994 and July 3, 1993, includes approximately $900,000 and approximately $1,100,000, respectively, of amortization of deferred debt expense and debt discount, respectively,  which  is  recorded as  interest  expense  in  the
     accompanying   unaudited  condensed  consolidated  statement   of
     operations.

                     NORTEK, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 2, 1994
       AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1993

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

In March 1994, the Company sold its Retail Home Center Operations ("Dixieline") to increase the Company's focus on its other building products businesses. For purposes of this Management's Discussion and Analysis of Financial Condition and Results of Operations, the results of operations attributable to Dixieline have been excluded from all data that are reported as being from ongoing operations, including net sales, cost of products sold, selling, general and administrative expense and segment earnings. Total consolidated operating results of the Company, however, include the operating results of Dixieline in the second quarter and first half of 1993. (See Note C of the Notes to Unaudited Condensed Consolidated Financial Statements.)

Results of Operations

The tables below and on the next page set forth, for the periods presented, (a) certain consolidated operating results, (b) the amounts and percentage change of certain such results as compared to the prior comparable period, (c) the percentage which certain of such results bears to net sales and (d) the change of certain of such percentages (to net sales) as compared to the prior comparable period. The results of operations for the second quarter ended July 2, 1994 are not necessarily indicative of the results of operations to be expected for the full year.
                             Second Quarter Ended       Change in
                               July 2,   July 3,   Second Quarter 1994
                                 1994      1993        $         %
                                 ----      ----      -----     ------
                                    (Dollar amounts in millions)

Net    sales                    $193.7    $195.1      $(1.4)       (.7)
Cost of products sold            136.0     140.4        4.4        3.1
Selling, general and
 administrative expense           42.9      45.8        2.9        6.3
Operating earnings                14.8       8.9        5.9       66.3
Interest expense                  (6.2)     (6.7)        .5        7.5
Interest income                    1.3        .8         .5       62.5
Net gain on marketable
    securities                     ---        .5        (.5)    (100.0)
Earnings before provision
 for income taxes                  9.9       3.5        6.4      182.9
Provision   for   income  taxes    4.4       2.0       (2.4)    (120.0)
Earnings before extraordinary
 loss                              5.5       1.5        4.0      266.7
Extraordinary loss from
 debt retirements                  (.1)      ---        (.1)       ---
                                  ----       ---       ----      -----
Net earnings                     $ 5.4      $1.5      $ 3.9      260.0
                                  ====      ====       ====      =====

                     NORTEK, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 2, 1994
       AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1993
                              (Continued)
                                                      Change in
                          Percentage of Net Sales     Percentage
                            Second Quarter Ended    for the Second
                             July 2,   July 3,       Quarter 1994
                               1994      1993    as compared to 1993
                               ----      ----    -------------------

Net sales                      100.0%   100.0%           ---
Cost of products sold           70.2     72.0            1.8
Selling, general and
 administrative expense         22.2     23.5            1.3
Operating earnings               7.6      4.5            3.1
Interest expense                (3.2)    (3.4)            .2
Interest income                   .7       .4             .3
Net gain on marketable
 securities                      ---       .3            (.3)
Earnings before provision
 for income taxes                5.1      1.8            3.3
Provision for income taxes       2.2      1.0           (1.2)
Earnings before extraordinary
 loss                            2.9       .8            2.1
Extraordinary loss from debt
 retirements                     (.1)     ---            (.1)
                                ----     ----           ----
Net earnings                     2.8       .8            2.0
                                ====     ====           ====

                     NORTEK, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 2, 1994
       AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1993
                              (Continued)



The tables below and on the next page set forth, for the periods presented, (a) certain consolidated operating results, (b) the amount and the percentage change of certain such results as compared to the prior comparable period, (c) the percentage which certain of such results bears to net sales, and (d) the change of certain of such percentages (to net sales) as compared to the prior comparable period. The results of operations for the six months ended July 2, 1994 are not necessarily indicative of the results of operations to be expected for the full year.

                                                   Change in the First
                               Six Months Ended     Six Months of 1994
                               July 2,   July 3,   as compared to 1993
                                 1994      1993        $         %
                                 ----      ----      -----     ------
                                    (Dollar amounts in millions)

Net sales                       $362.7    $373.8     $(11.1)    (3.0)
Cost of products sold            255.3     269.6       14.3      5.3
Selling, general and
  administrative expense          84.3      91.1        6.8      7.5
Operating earnings                23.1      13.1       10.0     76.3
Interest expense                 (14.1)    (13.7)       (.4)    (2.9)
Interest income                    2.5       1.8         .7     38.9
Net gain on marketable
  securities                       ---       1.5       (1.5)   100.0
Earnings before provision
  for income taxes                11.5       2.7        8.8    325.9
Provision for income taxes         5.3       2.6       (2.7)  (103.8)
Earnings before extraordinary
  gain and the cumulative
  effect of accounting
  changes                          6.2        .1        6.1      *
Extraordinary gain from debt
  retirements                       .3       -           .3      ---
Cumulative effect of
  accounting changes                .4      (2.1)       2.5    119.0
                                 -----     --=--      -----    -----
Net earnings (loss)             $  6.9    $ (2.0)    $  8.9    445.0
                                 =====     =====      =====    =====


*not meaningful
                     NORTEK, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 2, 1994
       AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1993
                              (Continued)

                                Percentage of
                                  Net Sales        Change in Percentage
                               Six Months Ended     for the First Six
                               July 2,   July 3,      Months of 1994
                                 1994      1993    as compared to 1993
                                 ----      ----    -------------------


Net sales                        100.0%    100.0%       ---
Cost of products sold             70.4      72.1        1.7
Selling, general and
 administrative expense           23.2      24.4        1.2
Operating earnings                 6.4       3.5        2.9
Interest expense                  (3.9)     (3.7)       (.2)
Interest income                     .7        .5         .2
Net gain on marketable
 securities                        ---        .4        (.4)
Earnings before provision
 for income taxes                  3.2        .7        2.5
Provision for income taxes         1.5        .7        (.8)
Earnings before extraordinary
 gain and the cumulative
 effect of accounting
 changes                           1.7       ---        1.7
Extraordinary gain from debt
 retirements                        .1       -           .1
Cumulative effect of
 accounting changes                 .1       (.6)        .7
                                  ----      ----       ----
Net earnings (loss)                1.9       (.6)       2.5
                                  ====      ====       ====


                     NORTEK, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 2, 1994
       AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1993
                              (Continued)

The following table presents the net sales for the Company's principal product groups for the second quarter and six months ended July 2, 1994 as compared to the second quarter and six months ended July 3,
1993 and the amount and the percentage change of such results as compared to the prior comparable period. The results of operations for the second quarter and first six months of 1994 are not necessarily indicative of the results of operations to be expected for the full year.
                                         Second Quarter Ended
                                        -------------------
                             July 2,     July 3,   Increase (Decrease)
                               1994        1993        $         %
                               ----        ----      -----    -----
                                          (000's omitted)
Net Sales:
 Residential Building
  Products                 $ 67,439    $ 61,099    $ 6,340      10.4
 Air Conditioning and
  Heating Products           91,035      73,488     17,547      23.9
 Plumbing Products           35,248      31,179      4,069      13.1
                            -------     -------     ------     -----
     Net Sales from
     Ongoing Operations     193,722     165,766     27,956      16.9
Business Sold                   ---      29,292   (29,292)    (100.0)
                            -------     -------    -------     -----
 Total                     $193,722    $195,058  $ (1,336)       (.7)
                            =======     =======    =======     =====

                                        Six Months Ended
                                        -------------------
                             July 2,     July 3,   Increase (Decrease)
                               1994        1993        $         %
                               ----        ----      -----    -----
                                          (000's omitted)
Net Sales:
 Residential Building
  Products                 $131,439    $126,304   $  5,135       4.1
 Air Conditioning and
  Heating Products          164,509     130,223     34,286      26.3
 Plumbing Products           66,794      63,585      3,209       5.0
                            -------     -------     ------     -----
  Net Sales from
    Ongoing Operations      362,742     320,112     42,630      13.3
Business Sold                   ---      53,653   (53,653)    (100.0)
                            -------     -------    -------     -----
 Total                     $362,742    $373,765  $(11,023)      (3.0)
                            =======     =======    =======    ======

Operating Results

Net sales from ongoing operations increased approximately $27,956,000, or approximately 16.9%, and increased approximately $42,630,000, or approximately 13.3%, for the second quarter and first six months of 1994, respectively, as compared to 1993. Total net sales decreased approximately $1,336,000, or approximately .7%, and decreased approximately $11,023,000, or approximately 3.0%, for the second quarter and first six months of 1994, respectively, as compared to 1993, as a result of the effect of Dixieline, partially offset by the following factors. Net sales from ongoing operations increased principally as a result of increased sales volume of residential air conditioning and heating ("HVAC") products, increased shipments of new and replacement HVAC products to manufactured housing customers and increased sales levels of commercial and industrial HVAC products by

                     NORTEK, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 2, 1994
       AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1993
                              (Continued)

the Air Conditioning and Heating Products Group. Increased sales of the Plumbing Products Group is principally due to increased shipments of water efficient toilets, partially offset by decreased sales levels (approximately $1,700,000 and approximately $4,000,000 in the second quarter and first six months of 1994, respectively) of bathroom fixtures as a result of the curtailment of certain product lines in the fourth quarter of 1993.

Cost of products sold from ongoing operations as a percentage of net sales from ongoing operations decreased from approximately 71.4% in the second quarter of 1993 to approximately 70.2% in the second quarter of 1994 and decreased from approximately 71.5% in the first six months of 1993 to approximately 70.4% in the first six months of 1994. Cost of products sold as a percentage of total net sales decreased from approximately 72.0% in the second quarter of 1993 to approximately 70.2% in the second quarter of 1994, and decreased from approximately 72.1% in the first six months of 1993 to approximately 70.4% in the first six months of 1994 as a result of the factors described below and the effect of Dixieline which operated at higher cost levels than the Company's other product groups. The decreases in cost of products sold as a percentage of net sales from ongoing operations were primarily attributable to an increase in Plumbing Products Group net sales in the second quarter and increased sales of residential and commercial HVAC products in the Air Conditioning and Heating Products Group in both periods, all without a proportionate increase in costs. To a lesser extent, these decreases in the percentage were partially offset by slightly higher cost levels in the Residential Building Products Group. The overall improvement in cost levels is due, in part, to the Company's ongoing cost control efforts.

Selling, general and administrative expense from ongoing operations as a percentage of net sales from ongoing operations decreased from approximately 23.4% in the second quarter of 1993 to approximately 22.2% in the second quarter of 1994 and decreased from approximately 24.2% in the first six months of 1993 to approximately 23.2% in the first six months of 1994. Total selling, general and administrative expense as a percentage of total net sales decreased from approximately 23.5% in the second quarter of 1993 to approximately 22.2% in the second quarter of 1994 and decreased from approximately 24.4% in the first six months of 1993 to approximately 23.2% in the first six months of 1994 as a result of the factors described below and the effect of Dixieline which operated at higher expense levels than the Company's other product groups. The decreases in selling, general and administrative expense from ongoing operations as a percentage of net sales from ongoing operations in the second quarter and first six months of 1994 were principally due to lower non-segment expense and approximately $3,200,000 of income from the settlement of insurance claims and disputes combined with increased net sales from ongoing operations in the second quarter of 1994. The effect of the percentage increase in net sales in the Air Conditioning and Heating Products Group in excess of the percentage increases in net sales by the Company's other product groups was also a factor in the decreases in the percentage on ongoing net sales, since this group operates at


                     NORTEK, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 2, 1994
       AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1993
                              (Continued)

lower expense levels than the total expense level of ongoing operations. These improvements in the percentage were offset by the effect of approximately $3,400,000 and approximately $4,800,000 in the second quarter and first six months of 1994, respectively, of expenses relating to the implementation of certain cost reduction activities and manufacturing process improvements in each of the Company's operating groups, marketing expenses as a result of competitive conditions and expenses of certain litigation and other matters in dispute. Approximately $900,000 and $1,500,000 of expenses relating to certain cost reduction activities and manufacturing process improvements were incurred in the second quarter and first six months of 1993, respectively.

Segment earnings from ongoing operations were approximately $17,200,000 for the second quarter of 1994, as compared to approximately $12,400,000 for the second quarter of 1993, and approximately $29,200,000 for the first six months of 1994 as compared to approximately $22,400,000 for the first six months of 1993. Total segment earnings were approximately $17,200,000 for the second quarter of 1994, as compared to approximately $12,600,000 for the second quarter of 1993, and approximately $29,200,000 for the first six months of 1994 as compared to approximately $21,600,000 for the first six months of 1993 as a result of the effect of Dixieline and the following factors. The increase in segment earnings from ongoing operations principally was due to increased sales levels in the Air Conditioning and Heating Products and Plumbing Products Groups, without a proportionate increase in cost. Approximately $1,500,000 of the increase in segment earnings related to income from the settlement of insurance claims. The increase in segment earnings was partially offset by the effect of approximately $2,500,000 and approximately $3,800,000 in the second quarter and first six months of 1994, respectively, of expenses incurred in connection with the implementation of certain cost reduction activities and manufacturing process improvements in each of the Company's operating groups, and marketing expenses as a result of competitive conditions in the Residential Building Products Group. Expenses incurred in connection with cost reduction activities and manufacturing process improvements in the second quarter and first half of 1993 were approximately $900,000 and approximately $1,500,000, respectively.

Foreign segment earnings, consisting primarily of the results of operations of the Company's Canadian subsidiary which manufactures built-in ventilating products, declined to approximately 5.9% of segment earnings from ongoing operations in the second quarter of 1994 from approximately 12.0% of such earnings in 1993, and declined to approximately 6.5% of segment earning from ongoing operations in the first six months of 1994 from approximately 11.7% of such earnings in the first six months of 1993. This decline was primarily due to an approximately 46.0% and approximately 37.3% increase in domestic segment earnings from ongoing operations in the second quarter and first six months of 1994, respectively, as well as an approximately 32.7% and approximately 27.3% decrease in foreign segment earnings in the second quarter and first six months of 1994, respectively. The


                     NORTEK, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 2, 1994
       AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1993
                              (Continued)

decrease in foreign segment earnings was primarily the result of the continued weakness in the residential construction market in Canada.

Operating earnings in the second quarter of 1994 increased approximately $5,900,000, or approximately 66.3%, as compared to the second quarter of 1993 and increased approximately $10,000,000, or approximately 76.3%, for the first six months of 1994 as compared to 1993 primarily as a result of the factors discussed above and the effect of Dixieline's operating results. Operating earnings also include approximately $1,700,000 of non-segment income from the settlement in the second quarter of 1994 of insurance claims and disputes, partially offset by approximately $900,000 and approximately $1,000,000 of non-segment expense of certain litigation and other matters in dispute in the second quarter and first six months of 1994, respectively. Dixieline's operating earnings included in the Company's consolidated operating results were approximately $300,000 in the second quarter of 1993 and was an operating loss of approximately $600,000 for the first six months of 1993. Dixieline's operating results were no longer included in the Company's
consolidated operating results in 1994.   See above.

Interest expense decreased approximately $500,000, or approximately 7.5% in the second quarter of 1994, as compared to 1993 and increased approximately $400,000, or approximately 2.9% in the first six months of 1994, as compared to 1993. In February 1994, the Company sold in a public offering $218,500,000 of its 9 7/8% Senior Subordinated Notes due 2004 ("9 7/8% Notes") and used the proceeds to redeem, on March
24, 1994 approximately $153,000,000 of certain of the Company's outstanding indebtedness. Interest expense (net of interest income) was approximately $1,300,000 greater in the first half of 1994 than it would have been had the debt redemption occurred on the same day as the financing. This increase was partially offset by the effect of the redemption of certain other outstanding indebtedness in January 1994. The decrease in interest expense in the second quarter was primarily due to the redemption and financing discussed above. (See Note C of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

Interest income increased approximately $500,000, or approximately 62.5%, and approximately $700,000, or approximately 38.9%, for the second quarter and first six months of 1994, respectively, as compared to the same periods in 1993. The increases were principally due to higher average invested balances of short-term investments, marketable securities and other investments (in part due to cash from the sale of the 9 7/8% Notes), principally offset by the effect of slightly lower yields earned on investment and marketable securities.

The net gain on marketable securities was approximately $500,000 for the second quarter of 1993 and approximately $1,500,000 for the first six months of 1993, a portion of which were unrealized gains recorded in the Company's Statement of Operations in 1993. Due to the adoption in 1994 by the Company of Statement of Financial Accounting Standards ("SFAS") No. 115, such unrealized gains and losses are now recorded as


                     NORTEK, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 2, 1994
       AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1993
                              (Continued)

adjustments to stockholders' investment.  (See Note E of  the Notes to
Unaudited   Condensed   Consolidated  Financial  Statements   included
elsewhere herein.)

The provision for income taxes was approximately $4,400,000 for the second quarter of 1994, as compared to approximately $2,000,000 for the second quarter of 1993 and was approximately $5,300,000 for the first six months of 1994, as compared to approximately $2,600,000 for 1993. The income tax rates principally differ from the United States federal statutory rate of 35% in 1994 and 34% in 1993, as a result of the effect of foreign income tax on foreign source income, a limited amount of state income tax benefits recorded, and nondeductible amortization expense (for tax purposes) in both periods. (See Note I of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

The Company recorded an extraordinary loss of approximately $100,000 in the second quarter and an extraordinary gain of approximately $300,000 in the first six months of 1994. The extraordinary loss and gain resulted from the purchase in the open market of the Company's 7 1/2% Convertible debentures. (See Note D of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

The cumulative effect of accounting changes resulted in earnings of approximately $400,000 in the first six months of 1994 and a loss of approximately $2,100,000 in the first six months of 1993 from the adoption of SFAS No. 115 and No. 106, respectively. (See Notes E and G of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

In the first six months of 1994, the Company incurred increased marketing expenses, principally in its Residential Building Products Group, as a result of competitive conditions. There can be no assurance that such conditions will continue in the future or what effect such conditions, if they persist, may have on future operations.

                     NORTEK, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 2, 1994
       AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1993
                              (Continued)

Liquidity and Capital Resources

The Company's primary sources of liquidity in 1994 have been funds provided by the sale of Notes (See Note C of the Notes to the Unaudited Condensed Consolidated Financial Statements) and proceeds from a business sold and, in 1994 and 1993, subsidiary operations, unrestricted investments and marketable securities. The Company's Canadian subsidiary, Broan Limited, has a $20,100,000 Canadian (approximately $14,500,000 U. S. at exchange rates prevailing at July 2, 1994) secured line of credit, of which approximately $5,100,000 Canadian (approximately $3,700,000 U. S. at exchange rates prevailing at August 5, 1994), in the aggregate, is available to the Company (the "Line of Credit") at August 5, 1994. The Line of Credit prohibits dividends or other distributions to the Company from Broan Limited in excess of $14,800,000 Canadian (approximately $10,700,000 U. S. at exchange rates prevailing at July 2, 1994). Borrowings under the Line of Credit are available for working capital and other general corporate purposes. The Line of Credit contains covenants requiring Broan Limited to maintain (i) a ratio of earnings before interest and taxes to interest of at least 2 to 1, (ii) a working capital ratio of at least 1.5 to 1 and (iii) a debt to equity ratio of no higher than 3 to 1; the Line of Credit also limits the annual amount of capital expenditures which Broan Limited may make to $500,000 Canadian (approximately $360,000 U. S. at exchange rates prevailing at July 2,
1994). Broan Limited pays a commitment fee of .25% per annum on the unutilized portion of the Line of Credit payable monthly on a pro rata basis, and the Line of Credit is subject to an annual review by the lender in April of each year.

As of August 5, 1994, there were approximately $1,100,000 U. S. in outstanding borrowings under the Line of Credit, all of the proceeds of such borrowings were advanced to the Company in 1993.

Unrestricted cash and investments were approximately $69,817,000 at July 2, 1994. On January 14, 1994, the Company redeemed $22,600,000 principal amount of its 11-1/2% Senior Subordinated Debentures due May 1994, which were called for redemption in December 1993. In February 1994, the Company sold in a public offering $218,500,000 of its 9-7/8% Senior Subordinated Notes due 2004 ("9-7/8% Notes") at a slight discount. A portion of the net proceeds from the sale of the 9-7/8% Notes were used to redeem, on March 24, 1994, approximately $153,000,000 of certain of the Company's outstanding principal amount of indebtedness and pay accrued interest. (See Note C of Notes to the Unaudited Condensed Consolidated Financial Statements.)

The Company believes that cash flow from subsidiary operations, unrestricted cash and marketable securities and borrowings under the Line of Credit or under new credit facilities or arrangements which may be entered into will provide sufficient liquidity to meet the


                     NORTEK, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 2, 1994
       AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1993
                              (Continued)

Company's working capital, capital expenditure, debt service and other ongoing business needs through the next 12 months.

The Company's investment in marketable securities at July 2, 1994 consisted primarily of investments in United States Treasury securities. (See Note E of Notes to Unaudited Condensed Consolidated Financial Statements.) At July 2, 1994, approximately $9,337,000 of the Company's cash and investments were pledged as collateral with insurance companies and were classified as restricted in current assets in the Company's accompanying unaudited condensed consolidated balance sheet.

During 1992, a former subsidiary of the Company defaulted on certain principal and interest payments relating to obligations under which the Company was contingently liable. In March 1994, the Company paid approximately $1,594,000 of interest payments through that date on such obligations. In July 1994, the Company purchased at a slight discount, approximately $6,400,000 principal amount of such obligations (consisting of substantially all of such obligations) from several holders. The Company did not record any losses in 1994 in connection with the settlement of these contingent obligations. (See Note H of Notes to Unaudited Condensed Consolidated Financial Statements.)

In   March   1994,  the  Company  sold  Dixieline  for   approximately
$18,800,000 in cash and $6,000,000 of preferred stock of the purchaser. (See Note C of Notes to Unaudited Condensed Consolidated Financial Statements.)

The Company's working capital and current ratio increased from approximately $117,926,000 and approximately 1.6:1, respectively, at December 31, 1993 to approximately $174,407,000 and approximately 2.1:1, respectively, at July 2, 1994, principally as a result of the remaining net cash proceeds from the debt financing in February 1994 and as described below. (See Note C of Notes to Unaudited Condensed Consolidated Financial Statements.)

Accounts receivable increased approximately $24,529,000, or approximately 28.9%, between December 31, 1993 and July 2, 1994, while net sales from ongoing operations increased approximately 15.1% in the second quarter of 1994 as compared to the fourth quarter of 1993. This increase is principally as a result of increased net sales of new and replacement products from residential and manufactured housing customers by the Air Conditioning and Heating Products Group. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Significant net sales near the end of any period generally result in significant amounts of accounts receivable on the date of the balance sheet at the end of such period.

                     NORTEK, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 2, 1994
       AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1993
                              (Continued)

In recent periods, the Company has not experienced any significant changes in credit terms, collection efforts, credit utilization or delinquency.

Inventories increased approximately $8,428,000 or approximately 10.3%, between December 31, 1993 and July 2, 1994.

Accounts payable increased approximately $5,453,000 or approximately 11.6% between December 31, 1993 and July 2, 1994.

Unrestricted cash and investments increased approximately $13,211,000 (net of $22,600,000 which was used to retire certain indebtedness on January 14, 1994 - see Note C of Notes to Unaudited Condensed Consolidated Financial Statements) from December 31, 1993 to July 2, 1994, principally as a result of cash provided (used) by the following:
                                                       Condensed
                                                      Consolidated
                                                       Cash Flows
                                                       ----------
Operating Activities--
 Cash flow from operations, net                       $14,929,000
 Increase in accounts receivable, net                 (24,529,000)
 Increase in inventories                               (8,428,000)
 Increase in trade accounts payable                     5,453,000
 Change in accrued expenses, taxes, prepaids,
   other assets, liabilities, and other, net            4,732,000
Investing Activities--
 Net cash proceeds relating to
   businesses sold                                     20,280,000
 Purchase of marketable securities                     (5,032,000)
 Capital expenditures                                  (7,945,000)
 Change in restricted cash and investments             (2,650,000)
Financing Activities--
 Increases in borrowings, net of payments,
   including purchase of debentures                    17,554,000
All other, net                                         (1,153,000)
                                                       ----------
                                                      $13,211,000
                                                       ==========

The Company's debt-to-equity ratio increased from approximately 2.1:1 at December 31, 1993 to approximately 2.2:1 at July 2, 1994, primarily as a result of a net increase in indebtedness of approximately $17,400,000, partially offset by the effect of increased stockholders' investment as a result of net earnings in the first half of 1994. (See Note C of Notes to Unaudited Condensed Consolidated Financial Statements.)

At July 2, 1994, the payment of cash dividends or stock payments was prohibited under the most restrictive of the Company's indentures and loan agreements.

The Company's St. Louis, Missouri plant, which is part of the Company's Air Conditioning and Heating Products Group and manufactures products for the residential site-built and manufactured housing

                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 2, 1994
         AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1993
                                (Continued)

markets, experienced damage as a result of the flooding of the Mississippi River in July 1993. The plant was closed for several weeks, but returned to full operation in late August 1993. In the second quarter of 1994, the Company settled its claims with its insurance carrier and recorded approximately $1,500,000 of income.

At July 2, 1994, the Company has approximately $7,300,000 of net U. S. Federal prepaid income tax assets which are expected to be realized through future operating earnings. (See Note I of Notes to the Unaudited Condensed Consolidated Financial Statements.)

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

                    (b) The following report on Form 8-K was filed by the Registrant during the period:

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




      August 16, 1994
- - -------------------------
       (Date)