Form 10-Q
period 1994-10-01
NORTEK INC
filed 1994-11-08
CIK 72423

Page 31  of  31


                          FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D. C.   20549

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


 For the quarterly period ended             October 1, 1994
                              ------------------------------

                             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


For the transition period from                to
                             --------------     ----------

Commission File No.                     1-6112
                  -----------------------------------------


                         NORTEK, INC.
- ------------------------------------------------------------
   (Exact name of registrant as specified in its charter)

       Delaware                              05-0314991
- ------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

     50 Kennedy Plaza, Providence, RI   02903-2360
- ------------------------------------------------------------
           (Address of principal executive offices)
                         (Zip Code)

                         (401) 751-1600
- ------------------------------------------------------------
     (Registrant's telephone number, including area code)

                              N/A
- ------------------------------------------------------------
     (Former name, former address and former fiscal year
                 if changed since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X    No
   ----------   -----------

The number of shares of Common Stock outstanding as of November 4, 1994 was 12,008,613. The number of shares of Special Common Stock outstanding as of November 4, 1994 was
535,078.


                  NORTEK, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEET
                  (Dollar Amounts in Thousands)

                                         Oct. 1,     Dec. 31,
                                           1994        1993
                                           ----        ----
                                             (Unaudited)
                 ASSETS
Current Assets:
 Unrestricted--
  Cash and investments at cost which
   approximates market                  $ 68,728     $ 34,006
  Short-term investments held for
   redemption of debentures                  ---       22,600
  Marketable securities available
   for sale                               28,436       25,892
 Restricted--
  Cash and investments at cost which
   approximates market                     9,337        6,687
 Accounts receivable, less allowances
  of $4,804 and $4,198                   111,071       84,843
 Inventories:
  Raw materials                           31,732       27,603
  Work in process                         10,920        9,227
  Finished goods                          51,444       45,183
                                         -------      -------
                                          94,096       82,013
                                         -------      -------
Current assets of business sold              ---       23,736
 Insurance claims receivable                 ---       14,500
 Prepaid expenses and other current
  assets                                   9,342        7,541
 U. S. Federal prepaid income taxes       21,800       17,000
                                         -------      -------
   Total Current Assets                  342,810      318,818
                                         -------      -------

Property and Equipment, at cost:
 Land                                      5,909        5,833
 Buildings and improvements               52,849       52,309
 Machinery and equipment                 118,759      108,983
                                         -------      -------
                                         177,517      167,125
  Less--Accumulated depreciation          83,291       76,546
                                         -------      -------
      Total Property and Equipment,
       net                                94,226       90,579
                                         -------      -------
Other Assets:
 Goodwill, less accumulated amortiza-
  tion of $20,961 and $19,180             73,660       75,599
 Non-current assets of business sold         ---       11,987
 Deferred debt expense                     8,730          563
 Other                                    11,791       11,663
                                         -------      -------
                                          94,181       99,812
                                         -------      -------
                                        $531,217     $509,209
                                         =======      =======



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.



                  NORTEK, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEET
                           (Continued)
                  (Dollar Amounts in Thousands)

                                         Oct. 1,     Dec. 31,
                                           1994        1993
                                           ----        ----
                                             (Unaudited)
LIABILITIES AND STOCKHOLDERS' INVESTMENT
- ----------------------------------------

Current Liabilities:
 Notes payable, current maturities
  of long-term debt and other short-
  term obligations                      $  6,404    $ 14,957
 7 1/2% Convertible Debentures             6,373         ---
 11 1/2% Senior Subordinated
  Debentures, net                            ---      22,582
 Accounts payable                         60,850      46,923
 Accrued expenses and taxes, net          93,199      91,422
 Current liabilities of business sold        ---      11,769
 Insurance claims advances                   ---      13,239
                                         -------     -------
       Total Current Liabilities         166,826     200,892
                                         -------     -------

Other Liabilities:
 Deferred income taxes                    24,691      18,000
 Other                                     6,714       8,100
                                         -------     -------
                                          31,405      26,100
                                         -------      ------
Notes, Mortgage Notes and
 Debentures Payable                      218,857     169,664
                                         -------     -------

Mortgage Notes Payable of business sold      ---       8,546
                                         -------     -------

Stockholders' Investment:
 Preference stock, $1 par value;
  authorized 7,000,000 shares,
  none issued                                ---         ---
 Common Stock, $1 par value;
  authorized 40,000,000 shares,
  15,800,201 shares and 15,758,974
  shares issued                           15,800      15,759
 Special Common Stock, $1 par value;
  authorized 5,000,000 shares,
  810,092 and 849,575 shares issued          810         849
Additional paid-in capital               134,625     134,627
Accumulated deficit                       (3,834)    (17,034)
Cumulative translation, pension and
 other adjustments                        (5,221)     (2,143)
 Less - treasury common stock at
        cost, 3,795,028 shares           (26,371)    (26,371)
      - treasury special common stock
        at cost, 271,574 shares           (1,680)     (1,680)
                                          -------     -------
       Total Stockholders' Investment    114,129     104,007
                                          -------     -------

                                        $531,217    $509,209
                                          =======     =======



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.



                  NORTEK, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
             (In Thousands Except Per Share Amounts)

                                               For The
                                          Three Months Ended
                                          ------------------
                                         Oct. 1,      Oct. 2,
                                           1994         1993
                                           ----         ----
                                             (Unaudited)

Net Sales                              $197,012      $202,030
                                        -------       -------

Costs and Expenses:
 Cost of products sold                  138,937       145,045
 Selling, general and
   administrative expense                42,721        48,700
                                        -------       -------
                                        181,658       193,745
                                        -------       -------
Operating earnings                       15,354         8,285
Interest expense                         (6,112)       (6,513)
Interest income                           1,258           628
Net gain on marketable securities           ---           900
Loss on business sold                       ---       (20,300)
                                        -------       -------
Earnings (loss) before provision
 (credit) for income taxes               10,500      (17,000)
Provision (credit) for income taxes       4,100       (4,100)
                                        -------       -------
Earnings (loss) before extraordinary
 loss                                     6,400      (12,900)
Extraordinary loss from debt
 retirements                               (100)         ---
                                        -------       -------
   Net Earnings (Loss)                 $  6,300     $(12,900)
                                        =======       =======

Net Earnings (Loss) Per Share:
Earnings (Loss) Before Extraordinary Loss--
 Primary                                $   .50      $  (1.03)
                                        -------       -------
 Fully diluted                          $   .50      $  (1.03)
                                        -------       -------
Extraordinary Loss--
 Primary                                $  (.01)     $    ---
                                        -------       -------
 Fully diluted                          $  (.01)     $    ---
                                        -------       -------
Net Earnings(Loss)--
 Primary                                $   .49      $  (1.03)
                                         ======       =======
 Fully diluted                          $   .49      $  (1.03)
                                         ======       =======

Weighted Average Number of Shares:
 Primary                                 12,730        12,608
                                         ======        ======
 Fully diluted                           13,059        13,336
                                         ======        ======


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.



                  NORTEK, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
             (In Thousands Except Per Share Amounts)

                                               For The
                                          Nine Months Ended
                                          ------------------
                                         Oct. 1,      Oct. 2,
                                           1994         1993
                                           ----         ----
                                             (Unaudited)

Net Sales                              $559,754      $575,795
                                        -------       -------

Costs and Expenses:
 Cost of products sold                  394,283       414,600
 Selling, general and
   administrative expense               127,062       139,844
                                        -------       -------
                                        521,345       554,444
                                        -------       -------
Operating earnings                       38,409        21,351
Interest expense                       (20,198)      (20,165)
Interest income                           3,789         2,464
Net gain on marketable securities           ---         2,350
Loss on business sold                       ---      (20,300)
                                        -------       -------
Earnings (Loss) before provision
 (credit) for income taxes               22,000      (14,300)
Provision (credit) for income taxes       9,400       (1,500)
                                        -------       -------
Earnings (Loss) before extraordinary
 gain                                    12,600      (12,800)
Extraordinary gain from debt
 retirements                                200           ---
                                        -------       -------

Earnings (Loss) before the cumulative
 effect of accounting changes            12,800      (12,800)
Cumulative effect of accounting
 changes                                    400       (2,100)
                                        -------       -------
   Net Earnings (Loss)                 $ 13,200     $(14,900)
                                        =======       =======

Net Earnings (Loss) Per Share:
Earnings (Loss) Before Extraordinary Gain--
 Primary                                $   .99      $  (1.02)
                                        -------       -------
 Fully diluted                          $   .98      $  (1.02)
                                        -------       -------
Extraordinary Gain--
 Primary                                $   .02      $    ---
                                        -------       -------
 Fully diluted                          $   .02      $    ---
                                        -------       -------
Cumulative Effect of Accounting
 Changes--
 Primary                                $   .03      $   (.17)
                                        -------       -------
 Fully diluted                          $   .03      $   (.17)
                                         ------       -------
Net Earnings (Loss)--
 Primary                                $  1.04      $  (1.19)
                                          ======     =======
 Fully diluted                          $  1.03      $  (1.19)
                                          ======     =======

Weighted Average Number of Shares:
 Primary                                  12,697      12,605
                                          ======      ======
 Fully diluted                            13,212      13,332
                                          ======      ======


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.



                  NORTEK, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Amounts in Thousands)

                                               For the
                                          Nine Months Ended
                                          ------------------
                                          Oct. 1,      Oct. 2,
                                            1994        1993
                                            ----        ----
                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                      $ 13,200   $(14,900)
                                          ------     -------

Adjustments to reconcile net earnings
 (loss) to cash:
Depreciation and amortization              14,060     16,566
Gain on marketable securities                ---      (2,350)
Extraordinary gain from debt retirements     (250)      ---
Cumulative effect of accounting
 changes                                     (400)     3,100
Loss on business sold                        ---      20,300
Deferred federal income tax credit
 from continuing operations                (3,200)    (7,800)
Deferred federal income tax provision
 on discontinued operations                 2,200       ---
Deferred federal income tax provision
 on extraordinary items                     1,350       ---
Changes in certain assets and liabilities,
 net of effects from acquisitions
 and dispositions:
  Accounts receivable, net                (26,228)   (21,872)
  Prepaids and other current assets        (3,436)       398
  Inventories                             (12,083)    (6,567)
  Accounts payable                         13,831      3,202
  Accrued expenses and taxes               11,550      3,985
  Long-term assets, liabilities and
   other, net                              (5,917)     7,130
                                          -------     -------
    Total adjustments to net earnings
     (loss)                                (8,523)    16,092
                                          -------     -------
    Net Cash Provided by Operating
     Activities                             4,677      1,192
                                          -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                      (13,640)    (7,227)
Purchase of investments and marketable
 securities                                (5,032)   (90,502)
Proceeds from sale of investments and
 marketable securities                       ---     133,000
Proceeds (payments) relating to
 businesses sold or discontinued, net      12,468     (2,420)
Change in restricted cash and
 investments                               (2,475)     1,500
Other, net                                    410     (2,527)
                                          -------     -------
 Net Cash Provided by (Used in)
  Investing Activities                     (8,269)    31,824
                                          -------     -------


CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Notes, net                        209,195      ---
Purchase and redemption of
 debentures and notes payable            (185,209)    (1,104)
Payment of borrowings                      (8,185)    (3,683)
Other, net                                    (87)    (1,341)
                                          -------     -------
 Net Cash Provided by (Used in)
  Financing Activities                     15,714     (6,128)
                                          -------      ------

Net increase in unrestricted
 cash and investments                      12,122     26,888
Unrestricted cash and investments at
 the beginning of the period               56,606     23,467
                                          -------      ------
Unrestricted cash and investments at the
 end of the period                       $ 68,728    $50,355
                                          =======      ======

Interest paid                            $ 21,436    $13,254
                                          =======      ======

Income taxes paid, net                   $  4,530    $13,678
                                          =======      ======


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.



Nortek, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Investment
For the Three Months Ended October 1, 1994 and October 2, 1993
(Dollar Amounts in Thousands)




                                                            Cumulative
                                                            Translation,
                                         Addi-   Retained   Pension
                               Special  tional   Earnings   and Other
                        Common Common  Paid-in   (Accumulat-  Adjust-  Treasury
                         Stock  Stock  Capital   ed Deficit)   ments   Stock
                        -----   -----  -------  -----------    ------    -----
                                            (Unaudited)

Balance, July 3,
 1993                  $15,732  $870  $134,618  $  1,766   $   ---     $(28,051)
 10,207 shares of
  special common
  stock converted
  into 10,207 shares
  of common stock           11   (11)      ---       ---        ---       ---
Net loss                   ---   ---       ---   (12,900)       ---       ---
                        ------   ---   -------    -------     ------    ------
Balance, October 2,
 1993                  $15,743  $859  $134,618  $(11,134)    $  ---    $(28,051)
                        ======   ===   =======     ======     ======   =======


Balance, July 2, 1994  $15,788  $820  $134,627  $(10,134)   $(5,390)  $(28,051)
 10,406 shares of
  special common stock
  converted into
  10,406 shares of
  common stock              10   (10)     ---        ---        ---       ---
 1,744 shares of common
  stock issued upon
  exercise of stock
  options                    2   ---        (2)       ---        ---       ---
 Translation adjust-
  ment                     ---   ---       ---        ---        430       ---
 Unrealized decline in
  marketable securities    ---   ---       ---        ---       (261)      ---
Net earnings               ---   ---       ---     6,300         ---       ---
                        ------   ---   -------     ------     ------   -------
Balance, Oct. 1, 1994  $15,800  $810  $134,625   $(3,834)    $(5,221) $(28,051)
                        ======   ===   =======    ======      ======   =======






The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.



Nortek, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Investment
For the Nine Months Ended October 1, 1994 and October 2, 1993
(Dollar Amounts in Thousands)


                                                            Cumulative
                                                            Translation,
                                         Addi-  Retained    Pension
                               Special  tional  Earnings    and Other
                        Common Common  Paid-in  (Accumulat-  Adjust-  Treasury
                         Stock  Stock  Capital   ed Deficit)   ments     Stock
                        -----   -----  -------  -----------    ------    -----
                                              (Unaudited)
Balance, December 31,
 1992                  $15,602  $990  $134,599   $  3,766    $   ---   $(28,051)
 130,440 shares of
  special common stock
  converted into
  130,440 shares of
  common stock             131  (131)      ---        ---        ---       ---
 10,000 shares of
  common stock issued
  upon exercise of
  stock options             10   ---        19         ---        ---       ---
Net loss                   ---   ---       ---    (14,900)        ---       ---
Balance, October 2,    -------  ----  --------   ---------    -------  --------
 1993                  $15,743  $859  $134,618   $(11,134)    $   ---  $(28,051)
                        ======   ===   =======    =======     ======   =======

Balance, December 31,
 1993                  $15,759  $849  $134,627   $(17,034)    $(2,143) $(28,051)
 39,483 shares of
  special common stock
  converted into
  39,483 shares of
  common stock              39   (39)     ---        ---        ---       ---
 1,744 shares of common
  stock issued upon
  exercise of stock
  options                    2   ---        (2)       ---        ---       ---
 Translation adjustment    ---   ---       ---        ---       (161)      ---
 Cumulative effect of
  an accounting change
  (see Note E)             ---   ---       ---        ---       (400)      ---
 Unrealized decline in
  marketable securities    ---   ---       ---        ---     (2,517)      ---
Net earnings               ---   ---       ---     13,200        ---       ---
                        ------   ---   -------    -------     ------    ------
Balance, October 1,
 1994                  $15,800  $810  $134,625   $ (3,834)   $(5,221) $(28,051)
                        ======   ===   =======     ======     ======   =======






The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.




                     NORTEK, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  OCTOBER 1, 1994 AND OCTOBER 2, 1993

(A) The unaudited condensed consolidated financial statements presented ("Unaudited Financial Statements") have been prepared by Nortek, Inc. and subsidiaries (the "Company") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, although, the Company believes that the disclosures included are adequate to make the information presented not misleading. Certain amounts in the Unaudited Financial Statements for the prior periods have been reclassified to conform to the presentation at October 1, 1994. It is suggested that these Unaudited Financial Statements be read in conjunction with the financial statements and the notes included in the Company's latest Annual Report on Form 10-K.

(B) Net sales and earnings before provision for income taxes in the first nine months and third quarter of 1993 includes approximately $83,200,000 and approximately $29,500,000 in net sales and approximately a $600,000 loss and approximately $300,000 of earnings, respectively, relating to the Company's former Dixieline Lumber Company subsidiary ("Dixieline"), which business was accounted for as a business held for sale since October 2, 1993 (see Note C below). Accordingly, Dixieline's operating results were no longer included in the Company's consolidated operating results subsequent to October 2, 1993.

(C) On January 14, 1994, the Company redeemed $22,600,000 principal amount of its 11 1/2% Senior Subordinated Debentures due May 1994, which were called for redemption in December 1993. In February 1994, the Company sold in a public offering $218,500,000 of its 9 7/8% Senior Subordinated Notes due 2004 ("9 7/8% Notes") at a slight discount. A portion of the net proceeds from the sale of the 9 7/8% Notes was used to redeem, on March 24, 1994, approximately $153,000,000 of certain of the Company's outstanding principal amount of indebtedness, called for redemption on February 22, 1994, and to pay accrued interest. Interest expense, net of interest income, in the first nine months of 1994 was approximately $1,300,000 greater than it would have been had the debt redemption occurred on the same day as the financing.

     On March 31, 1994, the Company sold all the capital stock of its Dixieline subsidiary for approximately $18,800,000 in cash and $6,000,000 in preferred stock of the purchaser. In the third quarter of 1993, the Company provided a valuation reserve of approximately $20,300,000 ($1.19 per share, net of tax) to reduce the Company's net investment in Dixieline to estimated net realizable value. No additional loss in 1994 was incurred in connection with the sale. The following table presents the approximate unaudited pro forma operating results of the Company for the nine months and three months ended October 1, 1994 and October 2, 1993, and the year ended December 31, 1993, as adjusted for the pro forma effect of the sale of Dixieline, the



                     NORTEK, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  OCTOBER 1, 1994 AND OCTOBER 2, 1993
                              (Continued)

     debt financing and the debt redemptions:

                       Nine Months Ended Three Months Ended   Year Ended
                       Oct. 1,   Oct. 2,  Oct. 1,  Oct. 2,    December
                         1994      1993     1994     1993     31,1993
                         ----      ----     ----     ----     -------
                       (Amounts in Thousands Except Per Share Amounts)

     Net Sales        $559,754  $492,590  $197,012  $172,478 $660,908

     Earnings from
      Continuing
      Operations      $ 13,500  $  3,100  $  6,400  $  2,100 $  3,500

     Fully Diluted
      Earnings Per
      Share           $   1.05 $     .25  $    .50 $    .17   $   .28

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

(D) On October 24, 1994, the Company redeemed its remaining outstanding $6,373,000 principal amount of 7 1/2% Convertible Debentures due May 1, 2006 ("7 1/2% Debentures"), which were called for redemption in September 1994, plus paid accrued interest and a slight redemption premium. This call for redemption resulted in an extraordinary loss of approximately $100,000, net of income taxes of $100,000 ($.02 per share) in the third quarter of 1994.

     During the second quarter of 1994, the Company purchased in the open market approximately $5,121,000 principal amount of its 7-1/2% Debentures. During the first quarter of 1994, the Company purchased, at a discount, in the open market approximately
     $4,000,000 principal amount of its 7 1/2% Debentures. These transactions resulted in an extraordinary loss of approximately $100,000, net of income taxes of $50,000 ($.01 per share) in the second quarter and an extraordinary gain of approximately $400,000, net of income taxes of $200,000 ($.03 per share) in the first quarter of 1994.



                     NORTEK, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  OCTOBER 1, 1994 AND OCTOBER 2, 1993
                              (Continued)



(E) On January 1, 1994, the Company adopted the accounting requirements of Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities", and recorded as income the accumulated unrealized marketable security reserve recorded at December 31, 1993 of approximately $400,000 ($.03 per share) as the cumulative effect of an accounting change. Under the new accounting method, the Company will record unrealized gains or losses on such investment securities as adjustments to stockholders' investment. Previously, such gains or losses were recorded in the Company's statement of operations. At October 1, 1994, the reduction in the Company's stockholders' investment under the new accounting method for gross unrealized losses was approximately $2,917,000. At October 1, 1994, there were no gross unrealized gains on the Company's marketable securities. Prior periods have not been restated.

     The Company's marketable securities at October 1, 1994 consist of
     U. S. Government Treasury Notes due as follows:

                                                             Fair
                                     Principal              Market
     Due                               Amount      Cost     Value
                                       ------      ----     -----
                                          (Amounts in Thousands)

     1-5 years                        $16,000    $16,004   $14,952
     5-10 years                        15,000     15,349    13,484
                                       ------     ------    ------
                                      $31,000    $31,353   $28,436
                                       ======     ======    ======

     In the first nine months of 1994, there were no realized gains or losses on marketable securities.

(F) In the first nine months and the third quarter ended October 1, 1994, the Company incurred net after-tax charges of approximately $4,500,000 and approximately $1,600,000, respectively, principally relating to expenses of certain cost reduction activities and manufacturing process improvements in each of the Company's operating groups, marketing expenses as a result of competitive conditions and expenses of certain litigation and other matters in dispute. Net after-tax charges of approximately $1,100,000 and approximately $100,000 in the first nine months and  third  quarter  of  1993,  respectively,  were  incurred  in connection  with  cost  reduction  activities  and  manufacturing process improvements. The effect of these costs and expenses were partially offset in the second quarter of 1994 by approximately $1,900,000 of after-tax income resulting from the settlement of certain insurance claims and disputes.



                     NORTEK, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  OCTOBER 1, 1994 AND OCTOBER 2, 1993
                              (Continued)

(G) On January 1, 1993, the Company adopted the accounting requirements of SFAS No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions" and recorded, as a charge to operations, the accumulated post-retirement benefit obligation ("APBO") of approximately $3,100,000, before income tax credit of approximately $1,000,000 ($.17 per share, net of tax), as the cumulative effect of an accounting change. Previously, such health care and related benefits, for qualified active and retired beneficiaries, were charged to operating results in the period that such benefits were paid.

 (H) During 1992, a former subsidiary of the Company defaulted on certain principal and interest payments relating to obligations under which the Company was contingently liable. In March 1994, the Company paid approximately $1,594,000 of interest payments through that date on such obligations. In the third quarter of 1994, the Company purchased at a slight discount, approximately $6,635,000 principal amount of such obligations (consisting of substantially all of such obligations) from several holders. The Company did not record any losses in 1994 in connection with the settlement of these contingent obligations.

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

     The  tax  effect  of  temporary differences which  gave  rise  to
     significant   portions  of  deferred  income   tax   assets   and
     liabilities as of October 1, 1994 is as follows:     (Amounts in
                                                           Thousands)
                                                           ----------

     U.S. Federal Prepaid (Deferred) Income
     Tax Assets Arising From:
       Accounts receivable                                  $ 1,640
       Inventory                                               (583)
       Insurance reserves                                     6,560
       Other reserves, liabilities and assets, net           14,117
       Other, net                                                66
                                                             ------
                                                            $21,800
                                                             ======

     Deferred (Prepaid) Income Tax Liabilities Arising From:
       Property & equipment, net                            $11,898
       Prepaid pension assets                                 1,518
       Insurance reserves                                      (587)
       Other reserves, liabilities and assets, net            3,758
       Capital loss carryforward                             (6,217)
       Valuation allowances                                  14,390
                                                             ------
                                                            $24,760
                                                             ======



                     NORTEK, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  OCTOBER 1, 1994 AND OCTOBER 2, 1993
                              (Continued)

     At October 1, 1994, the Company has a capital loss carryforward of approximately $17,000,000 which expires in the year 1997. The Company has provided a valuation allowance equal to the tax effect of capital loss carryforwards and certain other deferred income tax assets, since realization of these deferred income tax assets cannot be reasonably assured. At October 1, 1994, the Company has approximately $6,400,000 of net U. S. Federal prepaid income tax assets which are expected to be realized through future operating earnings.

     The  table below reconciles the provision for income taxes before
     extraordinary  items  at  the  federal   statutory   income   tax
     rate  to  the actual provision  for  income taxes :

                                          Three             Nine
                                       Months Ended     Months Ended
                                       ------------     ------------
                                     Oct. 1,  Oct. 2, Oct. 1, Oct. 2,
                                      1994      1993    1994    1993
                                      ----      ----    ----    ----
                                            (Amounts in Thousands)
     Provision (credit) for income
      taxes at the federal
      statutory rate                 $3,662   $(5,780) $7,687  $(4,862)
     Net change from statutory rate:
     State taxes, net of federal tax
      effect                             66       149     650      644
     Non-deductible amortization for
      tax purposes                      184       180     553      540
     Other non-deductible items          91        75     273      326
     Change in valuation reserve        132     1,934     123    2,251
     Net loss on business sold          ---      (204)   ---      (204)
     Tax effect on foreign income       142        69     292      317
     Other, net                        (177)     (523)   (178)    (512)
                                      -----    -----    -----   -----
     Provision (credit) for income
      taxes before extraordinary
      items                          $4,100   $(4,100) $9,400  $(1,500)
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

(K) At October 1, 1994, the payment of cash dividends or stock payments was prohibited under the indenture governing the 7 1/2% Debentures, the most restrictive of the Company's indenture and loan agreements. (See Note D.) At October 25, 1994, approximately $25,600,000 was available for the payment of cash dividends or stock payments under the terms of the Company's Indenture governing the 9 7/8% Notes.



                     NORTEK, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  OCTOBER 1, 1994 AND OCTOBER 2, 1993
                              (Continued)

(L) In the third quarter of 1993, the Company recorded a pre-tax loss of approximately $1,600,000 ($.08 per share, net of tax) as a result of the sale in October 1993 of certain real property and provided a pre-tax reserve of approximately $700,000 ($.04 per share, net of tax) in connection with the consolidation of certain of its manufacturing facilities.

(M)  The   following  table  summarizes  the  unaudited  activity   of
     businesses sold or discontinued included in the accompanying unaudited condensed consolidated statement of cash flows:

                                                  Nine Months Ended
                                                  ------------------
                                                  Oct. 1,     Oct. 2,
                                                    1994        1993
                                                    ----        ----
                                                (Amounts in Thousands)

     Fair value of assets sold                   $34,439    $   ---
     Liabilities assumed by the purchaser        (16,143)        ---
     Net cash paid relating to
      businesses sold or discontinued             (5,828)    (2,420)
                                                  ------     ------
     Net cash proceeds (payments) relating
       to businesses sold or discontinued        $12,468    $(2,420)
                                                  ======     ======

     Significant unaudited non-cash financing and investing activities excluded from the accompanying unaudited condensed consolidated statement of cash flows include transactions of approximately $2,517,000 of unrealized loss on investment in marketable securities in 1994.

     Depreciation and amortization included in the Company's unaudited condensed consolidated statement of cash flows for the nine months ended October 1, 1994 and October 2, 1993, includes approximately $1,100,000 and approximately $1,600,000, respectively, of amortization of deferred debt expense and debt discount, which is recorded as interest expense in the accompanying unaudited condensed consolidated statement of operations.



                     NORTEK, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 1, 1994
      AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 2, 1993



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

In March 1994, the Company sold its Retail Home Center Operations ("Dixieline") to increase the Company's focus on its other building products businesses. For purposes of this Management's Discussion and Analysis of Financial Condition and Results of Operations, the results of operations attributable to Dixieline have been excluded from all data that are reported as being from ongoing operations, including net sales, cost of products sold, selling, general and administrative expense and segment earnings. Total consolidated operating results of the Company, however, include the operating results of Dixieline in the third quarter and first nine months of 1993. (See Note C of the Notes to Unaudited Condensed Consolidated Financial Statements.)

Results of Operations

The tables that follow set forth, for the periods presented, (a) certain consolidated operating results, (b) the amount and the percentage change of certain such results as compared to the prior comparable period, (c) the percentage which certain of such results bears to net sales and (d) the change of certain of such percentages (to net sales) as compared to the prior comparable period. The results of operations for the third quarter ended October 1, 1994 are not necessarily indicative of the results of operations to be expected for the full year.



                     NORTEK, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 1, 1994
      AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 2, 1993


                                                      Change in the
                             Third Quarter Ended  Third Quarter of 1994
                               Oct. 1,   Oct. 2,   as Compared to 1993
                                 1994      1993        $         %
                                 ----      ----      -----     ------
                                    (Dollar amounts in millions)

Net sales                       $197.0    $202.0     $(5.0)     (2.5)
Cost of products sold            138.9     145.0       6.1       4.2
Selling, general and
 administrative expense           42.8      48.7       5.9      12.1
Operating earnings                15.3       8.3       7.0      84.3
Interest expense                  (6.1)     (6.5)       .4       6.2
Interest income                    1.3        .6        .7     116.7
Net gain on marketable
    securities                    ---         .9       (.9)   (100.0)
Loss on business sold             ---      (20.3)     20.3     100.0
Earnings (loss) before
 provision (credit) for
 income taxes                     10.5     (17.0)     27.5        *
Provision (credit) for income
 taxes                             4.1      (4.1)     (8.2)       *
Earnings (loss) before
 extraordinary loss                6.4     (12.9)     19.3        *
Extraordinary loss from
 debt retirements                  (.1)      ---       (.1)       ---
                                  ----       ---       ----      -----
Net earnings (loss)              $ 6.3    $(12.9)    $19.2         *
                                  ====      ====       ====      =====
*not meaningful



                     NORTEK, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 1, 1994
      AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 2, 1993
                              (Continued)



                                 Change in
                          Percentage of Net Sales     Percentage
                            Third Quarter Ended     for the Third
                             Oct. 1,   Oct. 2,       Quarter 1994
                               1994      1993    as compared to 1993
                               ----      ----    -------------------

Net sales                      100.0%   100.0%           ---
Cost of products sold           70.5     71.8            1.3
Selling, general and
 administrative expense         21.7     24.1            2.4
Operating earnings               7.8      4.1            3.7
Interest expense                (3.1)    (3.2)            .1
Interest income                   .7       .3             .4
Net gain on marketable
 securities                      ---       .4            (.4)
Loss on business sold            ---    (10.0)          10.0
Earnings (loss) before
 provision (credit) for
 income taxes                    5.4     (8.4)          13.8
Provision (credit) for
 income taxes                    2.1     (2.0)          (4.1)
Earnings (loss) before
 extraordinary loss              3.3     (6.4)           9.7
Extraordinary loss from debt
 retirements                     (.1)     ---            (.1)
                                ----     ----           ----
Net earnings (loss)              3.2     (6.4)           9.6
                                ====     ====           ====




                     NORTEK, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 1, 1994
      AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 2, 1993
                              (Continued)



The tables that follow set forth, for the periods presented, (a) certain consolidated operating results, (b) the amount and the percentage change of certain such results as compared to the prior comparable period, (c) the percentage which certain of such results bears to net sales, and (d) the change of certain of such percentages (to net sales) as compared to the prior comparable period. The results of operations for the nine months ended October 1, 1994 are not necessarily indicative of the results of operations to be expected for the full year.

                                                   Change in the First
                              Nine Months Ended    Nine Months of 1994
                               Oct. 1,   Oct. 2,   as compared to 1993
                                 1994      1993        $         %
                                 ----      ----      -----     ------
                                    (Dollar amounts in millions)

Net sales                       $559.8    $575.8      (16.0)    (2.8)
Cost of products sold            394.3     414.6       20.3      4.9
Selling, general and
  administrative expense         127.1     139.8       12.7      9.1
Operating earnings                38.4      21.4       17.0     79.4
Interest expense                 (20.2)    (20.2)       ---      ---
Interest income                    3.8       2.4        1.4     58.3
Net gain on marketable
  securities                       ---       2.4       (2.4)  (100.0)
Loss on business sold              ---     (20.3)      20.3    100.0
Earnings (loss) before
  provision (credit) for
  income taxes                    22.0     (14.3)      36.3      *
Provision (credit) for
  income taxes                     9.4      (1.5)     (10.9)     *
Earnings (loss) before
  extraordinary gain and the
  cumulative effect of
  accounting changes              12.6     (12.8)      25.4      *
Extraordinary gain from debt
  retirements                       .2       ---         .2      ---
Cumulative effect of
  accounting changes                .4      (2.1)       2.5      *
                                 -----     -----      -----    -----
Net earnings (loss)             $ 13.2    $(14.9)    $ 28.1      *
                                 =====     =====      =====    =====

*not meaningful




                     NORTEK, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 1, 1994
      AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 2, 1993
                              (Continued)




                                Percentage of
                                  Net Sales        Change in Percentage
                              Nine Months Ended     for the First Nine
                               Oct. 1,   Oct. 2,      Months of 1994
                                 1994      1993    as compared to 1993
                                 ----      ----    -------------------


Net sales                        100.0%    100.0%            ---
Cost of products sold             70.5      72.0             1.5
Selling, general and
 administrative expense           22.7      24.3             1.6
Operating earnings                 6.8       3.7             3.1
Interest expense                  (3.6)     (3.5)            (.1)
Interest income                     .7        .4              .3
Net gain on marketable
 securities                        ---        .4             (.4)
Loss on business sold              ---      (3.5)            3.5
Earnings (loss) before
 provision (credit) for
 income taxes                      3.9      (2.5)            6.4
Provision (credit) for
 income taxes                      1.7       (.3)           (2.0)
Earnings (loss) before
 extraordinary gain and the
 cumulative effect of
 accounting changes                2.2      (2.2)            4.4
Extraordinary gain from debt
 retirements                        .1       ---              .1
Cumulative effect of
 accounting changes                 .1       (.4)             .5
                                  ----      ----            ----
Net earnings (loss)                2.4      (2.6)            5.0
                                  ====      ====            ====





                     NORTEK, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 1, 1994
      AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 2, 1993
                              (Continued)

The following table presents the net sales for the Company's principal product groups for the third quarter and nine months ended October 1, 1994 as compared to the third quarter and nine months ended October 2, 1993 and the amount and the percentage change of such results as compared to the prior comparable period. The results of operations for the third quarter and first nine months of 1994 are not necessarily indicative of the results of operations to be expected for the full year.
                                          Third Quarter Ended
                              ---------------------------------------
                             Oct. 1,     Oct. 2,   Increase (Decrease)
                               1994        1993        $         %
                               ----        ----      -----    -----
                                          (000's omitted)
Net Sales:
 Residential Building
  Products                 $ 67,832    $ 65,321      2,511       3.8
 Air Conditioning and
  Heating Products           93,573      73,779     19,794      26.8
 Plumbing Products           35,607      33,378      2,229       6.7
                            -------     -------     ------     -----
     Net Sales from
     Ongoing Operations     197,012     172,478     24,534      14.2
Business Sold                   ---      29,552    (29,552)   (100.0)
                            -------     -------    -------     -----
 Total                     $197,012    $202,030   $ (5,018)     (2.5)
                            =======     =======    =======    ======

                                        Nine Months Ended
                             -----------------------------------------
                             Oct. 1,     Oct. 2,   Increase (Decrease)
                               1994        1993        $         %
                               ----        ----      -----    -----
                                          (000's omitted)
Net Sales:
 Residential Building
  Products                 $199,271    $191,625      7,646       4.0
 Air Conditioning and
  Heating Products          258,082     204,002     54,080      26.5
 Plumbing Products          102,401      96,963      5,438       5.6
                            -------     -------     ------     -----
  Net Sales from
    Ongoing Operations      559,754     492,590     67,164      13.6
Business Sold                   ---      83,205    (83,205)   (100.0)
                            -------     -------    -------     -----
 Total                     $559,754    $575,795   $(16,041)     (2.8)
                            =======     =======    =======    ======


Operating Results

Net sales from ongoing operations increased approximately $24,534,000, or approximately 14.2%, and increased approximately $67,164,000, or approximately 13.6%, for the third quarter and first nine months of 1994, respectively, as compared to 1993. Total net sales decreased approximately $5,018,000, or approximately 2.5%, and decreased approximately $16,041,000, or approximately 2.8%, for the third quarter and first nine months of 1994, respectively, as compared to 1993, as a result of the effect of Dixieline, partially offset by the following factors. Net sales from ongoing operations increased principally as a result of increased sales volume of residential air conditioning and heating ("HVAC") products, increased shipments of new



                     NORTEK, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 1, 1994
      AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 2, 1993
                              (Continued)

and replacement HVAC products to manufactured housing customers and increased sales levels of commercial and industrial HVAC products by the Air Conditioning and Heating Products Group. Increased sales of the Plumbing Products Group is principally due to increased shipments of water efficient toilets, partially offset by decreased sales levels (approximately $1,700,000 and approximately $5,700,000 in the third quarter and first nine months of 1994, respectively) of bathroom fixtures as a result of the curtailment of certain product lines in the fourth quarter of 1993.

Cost of products sold from ongoing operations as a percentage of net sales from ongoing operations decreased from approximately 71.4% in the third quarter of 1993 to approximately 70.5% in the third quarter of 1994 and decreased from approximately 71.5% in the first nine months of 1993 to approximately 70.5% in the first nine months of
1994. Cost of products sold as a percentage of total net sales decreased from approximately 71.8% in the third quarter of 1993 to approximately 70.5% in the third quarter of 1994, and decreased from approximately 72.0% in the first nine months of 1993 to approximately 70.5% in the first nine months of 1994 as a result of the factors described below and the effect of Dixieline which operated at higher cost levels than the Company's other product groups. The decreases in cost of products sold as a percentage of net sales from ongoing operations were primarily attributable to an increase in Plumbing Products Group net sales and increased sales of residential and commercial HVAC products in the Air Conditioning and Heating Products Group, all without a proportionate increase in costs. To a lesser extent, these decreases in the percentage were partially offset by slightly higher cost levels in the Residential Building Products Group, in part, due to increased competition and the impact of consolidating some manufacturing facilities. The overall improvement in cost levels is due, in part, to the Company's ongoing cost control efforts.

Selling, general and administrative expense from ongoing operations as a percentage of net sales from ongoing operations decreased from approximately 24.1% in the third quarter of 1993 to approximately 21.7% in the third quarter of 1994 and decreased from approximately 24.1% in the first nine months of 1993 to approximately 22.7% in the first nine months of 1994. Total selling, general and administrative expense as a percentage of total net sales decreased from approximately 24.1% in the third quarter of 1993 to approximately 21.7% in the third quarter of 1994 and decreased from approximately 24.3% in the first nine months of 1993 to approximately 22.7% in the first nine months of 1994 as a result of the factors described below and the effect of Dixieline which operated at higher expense levels than the Company's other product groups. The decreases in selling, general and administrative expense from ongoing operations as a percentage of net sales from ongoing operations in the third quarter and first nine months of 1994 were principally due to lower non-segment expense, the effect of 1993 pre-tax losses of approximately $1,600,000 as a result of the sale in October 1993 of certain real property and $700,000 in connection with the consolidation of certain



                     NORTEK, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 1, 1994
      AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 2, 1993
                              (Continued)

manufacturing facilities by the Company's Building Products Group, and approximately $3,200,000 of income from the settlement of insurance claims and disputes (in the first nine months of 1994) combined with increased net sales from ongoing operations in the third quarter and first nine months of 1994. The effect of the percentage increase in net sales in the Air Conditioning and Heating Products Group in excess of the percentage increases in net sales by the Company's other product groups was also a factor in the decreases in the percentage on ongoing net sales, since this group operates at lower expense levels than the total expense level of ongoing operations. These improvements in the percentage were offset by the effect of approximately $2,800,000 and approximately $7,600,000 in the third quarter and first nine months of 1994, respectively, of expenses relating to the implementation of certain cost reduction activities and manufacturing process improvements in each of the Company's operating groups, the cost of installing new systems, marketing expenses as a result of competitive conditions and expenses of certain litigation and other matters in dispute. Approximately $300,000 and $1,800,000 of expenses relating to certain cost reduction activities and manufacturing process improvements were incurred in the third quarter and first nine months of 1993, respectively.

Segment earnings from ongoing operations were approximately $17,700,000 for the third quarter of 1994, as compared to approximately $11,800,000 for the third quarter of 1993, and approximately $46,900,000 for the first nine months of 1994 as compared to approximately $34,200,000 for the first nine months of 1993. Total segment earnings were approximately $17,700,000 for the third quarter of 1994, as compared to approximately $12,300,000 for the third quarter of 1993, and approximately $46,900,000 for the first nine months of 1994 as compared to approximately $33,900,000 for the first nine months of 1993 as a result of the effect of Dixieline and the following factors. The increase in segment earnings from ongoing operations principally was due to increased sales levels in the Air Conditioning and Heating Products and Plumbing Products Groups, without a proportionate increase in cost. Approximately $1,500,000 of the increase in segment earnings in the first nine months related to income from the settlement of insurance claims. The increase in segment earnings was partially offset by the effect of approximately $2,700,000 and approximately $6,500,000 in the third quarter and first nine months of 1994, respectively, of expenses incurred in connection with the implementation of certain cost reduction activities and manufacturing process improvements in each of the Company's operating groups, the cost of installing new systems, and marketing expenses as a result of competitive conditions in the Residential Building Products Group. Expenses incurred in connection with cost reduction activities and manufacturing process improvements in the third quarter and first nine months of 1993 were approximately $300,000 and approximately $1,800,000, respectively.

Foreign segment earnings, consisting primarily of the results of operations of the Company's Canadian subsidiary which manufactures built-in ventilating products, declined to approximately 7.1% of



                     NORTEK, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 1, 1994
      AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 2, 1993
                              (Continued)

segment earnings from ongoing operations in the third quarter of 1994 from approximately 11.9% of such earnings in 1993, and declined to approximately 6.7% of segment earning from ongoing operations in the first nine months of 1994 from approximately 11.8% of such earnings in the first nine months of 1993. This decline was primarily due to an approximately 57.3% and approximately 44.9% increase in domestic segment earnings from ongoing operations in the third quarter and first nine months of 1994, respectively, as well as an approximately 11.8% and approximately 21.5% decrease in foreign segment earnings in the third quarter and first nine months of 1994, respectively. The decrease in foreign segment earnings was primarily the result of the continued weakness in the residential construction market in Canada.

Operating earnings in the third quarter of 1994 increased approximately $7,000,000, or approximately 84.3%, as compared to the third quarter of 1993 and increased approximately $17,000,000, or approximately 79.4%, for the first nine months of 1994 as compared to 1993 primarily as a result of the factors discussed above and the effect of Dixieline's operating results. Operating earnings also include approximately $1,700,000 of non-segment income from the settlement in the first nine months of 1994 of insurance claims and disputes, partially offset by approximately $100,000 and approximately $1,100,000 of non-segment expense of certain litigation and other matters in dispute in the third quarter and first nine months of 1994, respectively. Dixieline's operating earnings included in the Company's consolidated operating results were approximately $400,000 in the third quarter of 1993 and was an operating loss of approximately $200,000 for the first nine months of 1993. Dixieline's operating results were no longer included in the Company's consolidated operating results in 1994. (See Note C of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

Interest expense decreased approximately $400,000, or approximately 6.2% in the third quarter of 1994, as compared to 1993 and remained approximately the same in the first nine months of 1994, as compared to 1993. In February 1994, the Company sold in a public offering $218,500,000 of its 9 7/8% Senior Subordinated Notes due 2004 ("9 7/8% Notes") and used the proceeds to redeem, on March 24, 1994 approximately $153,000,000 of certain of the Company's outstanding indebtedness. Interest expense (net of interest income) was approximately $1,300,000 greater in the first nine months of 1994 than it would have been had the debt redemption occurred on the same day as the financing. This increase was partially offset by the effect of the redemption of certain other outstanding indebtedness in January 1994. The decrease in interest expense in the third quarter was primarily due to the redemption and financing discussed above. (See Note C of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

Interest income increased approximately $700,000, or approximately 116.7%, and approximately $1,400,000, or approximately 58.3%, for the third quarter and first nine months of 1994, respectively, as compared



                     NORTEK, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 1, 1994
      AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 2, 1993
                              (Continued)


to the same periods in 1993. The increases were principally due to higher average invested balances of short-term investments, marketable securities and other investments (in part due to cash from the sale of the 9 7/8% Notes), principally offset by the effect of slightly lower yields earned on investment and marketable securities.

The net gain on marketable securities was approximately $900,000 for the third quarter of 1993 and approximately $2,400,000 for the first nine months of 1993, a portion of which were unrealized gains recorded in the Company's Statement of Operations in 1993. Due to the adoption in 1994 by the Company of Statement of Financial Accounting Standards ("SFAS") No. 115, such unrealized gains and losses are now recorded as adjustments to stockholders' investment. (See Note E of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

The provision for income taxes was approximately $4,100,000 for the third quarter of 1994, as compared to an income tax credit of approximately  $4,100,000  for  the third  quarter  of  1993  and  was approximately $9,400,000 for the first nine months of 1994, as compared to an income tax credit of approximately $1,500,000 for the first nine months of 1993. The income tax rates principally differ from the United States federal statutory rate of 35% in 1994 and 34% in 1993, as a result of the effect of foreign income tax on foreign source income, a limited amount of state income tax benefits recorded, and nondeductible amortization expense (for tax purposes) in both periods. (See Note I of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

The Company recorded an extraordinary loss of approximately $100,000 in the third quarter and an extraordinary gain of approximately $200,000 in the first nine months of 1994 resulting from the call for redemption and purchases in the open market of the Company's 7 1/2% Convertible debentures. (See Note D of the Notes to Unaudited
Condensed   Consolidated  Financial  Statements   included   elsewhere
herein.)

The cumulative effect of accounting changes resulted in earnings of approximately $400,000 in the first nine months of 1994 and a loss of approximately $2,100,000 in the first nine months of 1993 from the adoption of SFAS No. 115 and No. 106, respectively. (See Notes E and G of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

In the first nine months of 1994, the Company incurred increased marketing expenses, principally in its Residential Building Products Group, as a result of competitive conditions. There can be no assurance that such conditions will not continue in the future or what effect such conditions, if they persist, may have on future operations.



                     NORTEK, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 1, 1994
      AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 2, 1993
                              (Continued)

Liquidity and Capital Resources

The Company's primary sources of liquidity in 1994 have been funds provided by the sale of Notes (See Note C of the Notes to the Unaudited Condensed Consolidated Financial Statements) and proceeds from a business sold and, in 1994 and 1993, subsidiary operations, unrestricted investments and marketable securities. The Company's Canadian subsidiary, Broan Limited, has a $20,100,000 Canadian (approximately $15,000,000 U. S. at exchange rates prevailing at October 1, 1994) secured line of credit, of which approximately $5,300,000 Canadian (approximately $3,900,000 U. S. at exchange rates prevailing at November 4, 1994), in the aggregate, is available to the Company (the "Line of Credit") at November 4, 1994. The Line of Credit prohibits dividends or other distributions to the Company from Broan Limited in excess of $14,800,000 Canadian (approximately $11,000,000
U. S. at exchange rates prevailing at October 1, 1994). Borrowings under the Line of Credit are available for working capital and other general corporate purposes. The Line of Credit contains covenants requiring Broan Limited to maintain (i) a ratio of earnings before interest and taxes to interest of at least 2 to 1, (ii) a working capital ratio of at least 1.5 to 1 and (iii) a debt to equity ratio of no higher than 3 to 1. The Line of Credit also limits the annual amount of capital expenditures which Broan Limited may make to $1,000,000 Canadian (approximately $745,000 U. S. at exchange rates prevailing at October 1, 1994). Broan Limited pays a commitment fee of .25% per annum on the unutilized portion of the Line of Credit payable monthly on a pro rata basis, and the Line of Credit is subject to an annual review by the lender in April of each year.

As of November 4, 1994, there were no outstanding borrowings under the Line of Credit.

Unrestricted cash and investments were approximately $68,728,000 at October 1, 1994. On January 14, 1994, the Company redeemed $22,600,000 principal amount of its 11-1/2% Senior Subordinated Debentures due May 1994, which were called for redemption in December 1993. In February 1994, the Company sold in a public offering $218,500,000 of its 9-7/8% Senior Subordinated Notes due 2004 ("9-7/8% Notes") at a slight discount. A portion of the net proceeds from the sale of the 9-7/8% Notes were used to redeem, on March 24, 1994, approximately $153,000,000 of certain of the Company's outstanding principal amount of indebtedness and pay accrued interest. (See Note C of Notes to the Unaudited Condensed Consolidated Financial Statements.)

In October 1994, the Company's 9 7/8% Notes were upgraded on an unsolicited basis by a major rating agency.

The Company believes that cash flow from subsidiary operations, unrestricted cash and marketable securities and borrowings under the Line of Credit or under new credit facilities or arrangements which may be entered into will provide sufficient liquidity to meet the



                     NORTEK, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 1, 1994
      AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 2, 1993
                              (Continued)

Company's working capital, capital expenditure, debt service and other ongoing business needs through the next 12 months.

The Company's investment in marketable securities at October 1, 1994 consisted primarily of investments in United States Treasury securities. (See Note E of Notes to Unaudited Condensed Consolidated Financial Statements.) At October 1, 1994, approximately $9,337,000 of the Company's cash and investments were pledged as collateral with insurance companies and were classified as restricted in current assets in the Company's accompanying unaudited condensed consolidated balance sheet.

During 1992, a former subsidiary of the Company defaulted on certain principal and interest payments relating to obligations under which the Company was contingently liable. In March 1994, the Company paid approximately $1,594,000 of interest payments through that date on such obligations. In the third quarter of 1994, the Company purchased at a slight discount, approximately $6,635,000 principal amount of such obligations (consisting of substantially all of such obligations) from several holders. The Company did not record any losses in 1994 in connection with the settlement of these contingent obligations. (See Note H of Notes to Unaudited Condensed Consolidated Financial Statements.)

In   March   1994,  the  Company  sold  Dixieline  for   approximately
$18,800,000 in cash and $6,000,000 of preferred stock of the purchaser. (See Note C of Notes to Unaudited Condensed Consolidated Financial Statements.)

The Company's working capital and current ratio increased from approximately $117,926,000 and approximately 1.6:1, respectively, at December 31, 1993 to approximately $175,984,000 and approximately 2.1:1, respectively, at October 1, 1994, principally as a result of the remaining net cash proceeds from the debt financing in February 1994 and as described below. (See Note C of Notes to Unaudited Condensed Consolidated Financial Statements.)

Accounts receivable increased approximately $26,228,000, or approximately 30.9%, between December 31, 1993 and October 1, 1994, while net sales from ongoing operations was approximately $28,694,000, or 17.0% greater in the third quarter of 1994 as compared to the fourth quarter of 1993. The increase in accounts receivable is principally as a result of increased net sales of new and replacement products from residential and manufactured housing customers by the Air Conditioning and Heating Products Group. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Significant net sales near the end of any period generally result in significant amounts of accounts receivable on the date of the balance sheet at the end of such period.



                     NORTEK, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 1, 1994
      AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 2, 1993
                              (Continued)

In recent periods, the Company has not experienced any significant changes in credit terms, collection efforts, credit utilization or delinquency.

Inventories   increased  approximately  $12,083,000  or  approximately
14.7%, between December 31, 1993 and October 1, 1994.

Accounts payable increased approximately $13,927,000 or approximately 29.7% between December 31, 1993 and October 1, 1994.

Unrestricted cash and investments increased approximately $12,122,000 (net of $22,600,000 which was used to retire certain indebtedness on January 14, 1994 - see Note C of Notes to Unaudited Condensed Consolidated Financial Statements) from December 31, 1993 to October 1, 1994, principally as a result of cash provided by (used in) the following:
                                                      Condensed
                                                      Consolidated
                                                      Cash Flows
                                                      ----------
Operating Activities--
 Cash flow from operations, net                      $26,960,000
 Increase in accounts receivable, net                (26,228,000)
 Increase in inventories                             (12,083,000)
 Increase in trade accounts payable                   13,831,000
 Change in accrued expenses, taxes, prepaids,
   other assets, liabilities, and other, net           2,197,000
Investing Activities--
 Net cash proceeds relating to
   businesses sold                                    12,468,000
 Purchase of marketable securities                    (5,032,000)
 Capital expenditures                                (13,640,000)
 Change in restricted cash and investments            (2,475,000)
Financing Activities--
 Increases in borrowings, net of payments,
   including purchase of debentures                   15,801,000
All other, net                                           323,000
                                                      ----------
                                                     $12,122,000
                                                      ==========

The Company's debt-to-equity ratio decreased from approximately 2.1:1 at December 31, 1993 to approximately 2.0:1 at October 1, 1994, primarily as a result of the effect of increased stockholders' investment as a result of net earnings in the first nine months of 1994, partially offset by a net increase in indebtedness of approximately $15,900,000. (See Note C of Notes to Unaudited Condensed Consolidated Financial Statements.)

At October 1, 1994, the payment of cash dividends or stock payment was prohibited under the indenture governing the 7 1/2% Debentures, the most restrictive of the Company's indenture and loan agreements. (See Note D.) At October 25, 1994, approximately $25,600,000 was available for the payment of cash dividends or stock payments under the terms of the Company's Indenture governing the 9 7/8% Notes.



                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 1, 1994
        AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 2, 1993
                                (Continued)

The Company's St. Louis, Missouri plant, which is part of the Company's Air Conditioning and Heating Products Group and manufactures products for the residential site-built and manufactured housing markets, experienced damage as a result of the flooding of the Mississippi River in July 1993. The plant was closed for several weeks, but returned to full operation in late August 1993. In the second quarter of 1994, the Company settled its claims with its insurance carrier with respect to this matter and recorded approximately $1,500,000 of income.

At October 1, 1994, the Company has approximately $6,400,000 of net U. S. Federal prepaid income tax assets which are expected to be realized through future operating earnings. (See Note I of Notes to the Unaudited Condensed Consolidated Financial Statements.)

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



                        PART II.  OTHER INFORMATION




Item 4.      Submission of Matters to a Vote of Security Holders

      At the Annual Meeting of Stockholders held on September 15, 1994, the following directors were elected by the following votes:

      By the holders of Common Stock voting separately as a class.

      NAME                        FOR                    WITHHELD
      ----                        ---                    --------

Class II (for a term
expiring at the 1997
Annual Meeting)
 Barry Silverstein             10,219,772                356,510

       By the holders of Common Stock and Special Common Stock voting together as a class.

      NAME                        FOR                    WITHHELD
      ----                        ---                    --------

Class II (for a term
expiring at the 1997
Annual Meeting)
 Richard L. Bready             14,366,980                444,922


Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------

             (a)    Exhibits

                          11.1 Calculation of shares used in determining earnings per share (filed herewith).

                         27.  Financial Data Schedule (filed herewith).

                    (b) No reports on Form 8-K were filed by the Registrant during the period.

                                 SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NORTEK, INC.
                                   (Registrant)




                                   /s/ Almon C. Hall
                                   ---------------------------------
                                   Almon C. Hall, Vice President and
                                   Controller and Chief Accounting Officer




   November 8, 1994
- -------------------------
       (Date)