Form 10-K
period 1994-12-31
NORTEK INC
filed 1995-03-07
CIK 72423

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               -----------------
                                   Form 10-K
(Mark One)                     ------------------
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended December 31, 1994
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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 17, 1995 was $107,282,927. See Item 12.

The  number of shares of Common Stock outstanding as of February 17, 1995   was
12,022,300.   The  number of shares of Special Common Stock outstanding  as  of
February 17, 1995 was 527,355.

                      Documents Incorporated by Reference


Portions of the registrant's proxy statement for use at its 1995 Annual Meeting of Shareholders are incorporated by reference into Part III.
       ----------------------------------------------------------------




                                    PART I

Item 1. Business

      The Company is a diversified manufacturer of residential and commercial building products, operating within three principal product groups: the Residential Building Products Group; the Air Conditioning and Heating ("HVAC") Products Group; and the Plumbing Products Group. Through these product groups, the Company manufactures and sells, primarily in the United States and Canada, a wide variety of products for the residential and commercial construction, manufactured housing, and the do-it-yourself and professional remodeling and renovation markets. (As used in this report, the term "Company" refers to Nortek, Inc., together with its subsidiaries, unless the context indicates otherwise.)

      The Company's performance is dependent to a significant extent upon the levels of new residential construction, residential replacement and remodeling and non-residential construction, all of which are affected by such factors as interest rates, inflation and unemployment. In recent periods, the Company's product groups have operated in an environment of increasing levels of construction and remodeling activity, particularly new housing starts which increased approximately 20% between 1990 and 1994. New residential construction housing starts, however, remain below the levels experienced in the mid-1980's. The Company's operations have been affected by the difficult economic conditions in the Northeastern United States, California and Canada. However, the actions taken to reduce production costs and overhead levels and improve the efficiency and profitability of the Company's operations have enabled it to significantly increase operating earnings, as well as to position the Company for growth. In the near term, the Company expects to operate in an environment of relatively stable levels of construction and remodeling activity. However, recent increases in interest rates could have a negative impact on the level of housing construction and remodeling activity.

      Inflation has not had a material effect on the Company's results of operations and financial condition until mid-1994, when the Company experienced significant increases in certain costs and expenses including raw material costs. There can be no assurance that the Company will be able to sufficiently increase its sales prices if these cost increases persist.

      Additional information concerning the Company's business is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7, Part II of this report (pages 14 through 25) and incorporated herein by reference.

Residential Building Products Group

     The Residential Building Products Group manufactures and distributes built-in products primarily for the residential new construction, do-it-yourself and professional remodeling and renovation markets. The principal products sold by the Group are kitchen range hoods, bath fans, combination units (fan, heater and light combinations) and bath cabinets. The Group is one of the largest suppliers in the United States and Canada of range hoods, bath fans and combination units. Products are sold under the Broan(R), Nautilus(R) and Air Care (TM) brand names, among others, to distributors and dealers of electrical and lighting products, kitchen and bath dealers, retail home centers and OEMs (original equipment manufacturers). Other products sold by this Group include, among others, wireless security products, garage door openers, built-in home intercoms and entertainment systems, home automation systems, door chimes and central vacuum systems.

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

      With respect to certain product lines, several private label customers account for a substantial portion of revenues. In 1994, approximately 13.2% of the total sales of such product lines were made to private label customers.

     Production generally consists of fabrication from coil and sheet steel and formed metal utilizing stamping, pressing and welding methods, assembly with components and subassemblies purchased from outside sources (motors, fan blades, heating elements, wiring harnesses, controlling devices, glass mirrors, lighting fixtures, lumber, wood and polyethylene components, speakers, grilles and similar electronic components, and compact disc and tape player mechanisms) and painting, finishing and packaging.

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

      With respect to range hoods, bath fans, combination units and radio intercoms, the Company believes that the Group's primary competitor is NuTone, a subsidiary of Williams Holdings Companies. The market for bath cabinets is highly fragmented with no single dominant supplier. The Group's other products compete with many domestic and international suppliers in their various markets. The Group competes with suppliers of competitive products primarily on the basis of quality, distribution, delivery and price. Although the Group believes it competes favorably with respect to each of these factors, competition among suppliers of the Group's products is intense and certain of these suppliers have greater financial and marketing resources than the Group.

      The Group has eight manufacturing plants and employed 1,804 full-time people as of December 31, 1994, 85 of whom are covered by a collective bargaining agreement which expires in 1996. The Company believes that the Group's relationships with its employees are satisfactory.

Air Conditioning and Heating Products Group

      The Air Conditioning and Heating Products Group manufactures and sells HVAC systems for custom-designed commercial applications and for manufactured and site-built residential housing. The Group's commercial products consist of HVAC systems which are custom-designed to meet customer specifications for commercial offices, manufacturing and educational facilities, hospitals, retail stores and governmental buildings. Such systems are primarily designed to operate on building rooftops (including large self-contained walk-in-units) or on individual floors within a building, and range from 40 to 600 tons of cooling capacity. The Group markets its commercial products under the Governair(R), Mammoth(R) and Temtrol(TM) brand names. For manufactured and site-built residential housing, the Group's products include central air conditioners, heat pumps, furnaces and a wide range of accessories marketed under the Intertherm(R) and Miller(R) brand names. Residential central air conditioning products range from 1.5 to 5 tons of cooling capacity and furnaces range from 45,000 BTU's to 144,000 BTU's of heating capacity. The Group's residential products also include portable and permanent electric baseboard heating products.

Commercial Products. The Group's commercial products include packaged rooftop units and air handlers, custom walk-in units, individual floor units and heat pumps. The market for commercial HVAC equipment is segmented between standard and custom-designed equipment. Standard equipment can be manufactured at a lower cost and therefore offered at substantially lower initial prices than custom-designed equipment. As a result, suppliers of standard equipment generally have a larger share of the overall commercial HVAC market than suppliers of custom-designed equipment, including the Group. However, because of certain building designs, shapes or other characteristics, the Company believes there are many applications for which custom-designed equipment is required or is more cost effective over the life of the building. Unlike standard equipment, the Group's commercial HVAC equipment can be designed to match the exact space, capacity and performance requirements of the customer. The Group sells its commercial products primarily to contractors, owners and developers of commercial office buildings, manufacturing and educational facilities, hospitals, retail stores and government buildings. The Group seeks to maintain strong relationships nationwide with design engineers, owners and developers, the persons who are most likely to value the benefits and long-term cost efficiencies of the Group's custom-designed equipment.

      The Company estimates that more than half of the Group's commercial sales in 1994 were attributable to replacement and retrofit activity, which typically is less cyclical than new construction activity and generally commands higher margins. The Group continues to develop product and marketing programs to increase penetration in the growing replacement and retrofit market.

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

      The Group's commercial products are marketed through independently owned manufacturers' representatives and an in-house sales, marketing and engineering group of 55 persons as of December 31, 1994. The independent representatives are typically HVAC engineers, a factor which is significant in marketing the Group's commercial products because of the design intensive nature of the market segment in which the Group competes.

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

      The principal factors affecting the market for the Group's residential HVAC products are the levels of manufactured housing shipments and housing starts and the demand for replacement and modernization of existing equipment. The Company anticipates that the replacement market will continue to expand as a large number of previously installed heating and cooling products become outdated or reach the end of their useful lives during the 1990s. This growth may be accelerated by a tendency among consumers to replace older heating and cooling products with higher efficiency models prior to the end of such equipment's useful life. The Company estimates that slightly less than half of the Group's net sales of residential HVAC products in 1994 were attributable to the replacement market, which tends to be less cyclical than the new construction market. The market for residential cooling products, including those sold by the Group, is affected by spring and summer temperatures. The Group does not sell window air conditioners, a segment of the market which is highly seasonal and especially affected by spring and summer temperatures. The Company believes that the Group's ability to offer both heating and cooling products helps offset the effects of seasonality of the Group's sales.

      The Group sells its manufactured housing products to builders of manufactured housing and, through distributors, to manufactured housing dealers and owners of such housing. The majority of sales to builders of manufactured housing consist of furnaces designed and engineered to meet or exceed certain standards mandated by federal agencies. These standards differ in several important respects from the standards for furnaces used in site-built residential homes. The after market channel of distribution includes sales of both new and replacement air conditioning units and heat pumps and furnaces.

      A substantial portion of site-built residential products have been introduced in the past several years, including a new line of furances and a reengineered line of high efficiency air conditioners and heat pumps.
Residential HVAC products for use in site-built homes are sold through independently-owned distributors who sell to HVAC dealers and contractors.

      The Company believes that the Group has one major competitor in this market, Evcon Industries, which markets its products under the "Evcon/Coleman" name. Competition in the site-built residential HVAC market is intense, and many suppliers of such equipment have substantially greater financial and marketing resources than the Group and enjoy greater brand awareness. In these markets, the Group competes with, among others, Carrier Corporation, Lennox Industries, The Trane Company and York International Corporation. The Group competes in both the manufactured housing and site-built markets on the basis of breadth and quality of its product line, distribution, product availability and price. The Company believes that the Group competes favorably with respect to these factors.

     The Group has six manufacturing plants and employed 1,861 full-time people as of December 31, 1994, 192 of whom are covered under a collective bargaining agreement which expires in 1995. The Company believes that the Group's relationships with its employees are satisfactory.

Plumbing Products Group

     The Plumbing Products Group manufactures and sells vitreous china bathroom fixtures (including lavatories, toilet bowls, flush tanks, bidets and urinals), fiberglass and acrylic bathtubs, shower stalls and whirlpools, brass and die cast faucets, bath cabinets and vanities and shower doors, and also markets stainless steel and enameled steel tubs and sinks. In addition to its standard product offerings, the Group also sells designer bathroom fixtures, 1.6 gallon water-efficient toilets and a variety of products that are accessible to physically challenged individuals. Products are sold under the URC(TM), Universal-Rundle(R), CareFree(R), Milwaukee Faucets(TM) and Raphael(R) brand names principally to wholesale plumbing distributors and retail home centers. End customers of the Group's products are generally home builders, do-it-yourself homeowners, remodeling contractors and commercial builders.

      The Group sells its products to distributors and home centers primarily through independently owned manufacturer's representatives supported by 54 sales and marketing personnel employed by the Group as of December 31, 1994.

      The Group competes with many suppliers of plumbing and related products, several of which have greater financial and marketing resources than the Group and greater brand awareness. The Group's competitors include American Standard Inc., Eljer Industries and Kohler Company. The Group competes primarily on the basis of service, price, quality, and breadth of product line offerings. The Group believes it competes favorably by offering quality products and customer service at a reasonable price and by developing products using new technologies.

      The Plumbing Products Group has eight manufacturing facilities and employed 1,340 full-time people as of December 31, 1994, approximately 936 of whom are covered by collective bargaining agreements which expire in 1996 and 1997. The Company believes that the Group's relationships with its employees are satisfactory.

RECENT DEVELOPMENTS

Disposition

      On March 31, 1994, the Company sold its Dixieline Lumber Company business (a chain of ten retail home centers in the greater San Diego area). See Note
9, Notes to Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference.

GENERAL CONSIDERATIONS

Employees

     The Company employed approximately 5,317 persons at December 31, 1994.

Backlog

      Backlog expected to be filled during 1995 was approximately $111,705,000 at December 31, 1994 ($95,839,000 at December 31, 1993). Backlog is not regarded as a significant factor for operations where orders are generally for prompt delivery. While backlog stated for December 31, 1994 is believed to be firm, the possibility of cancellations makes it difficult to assess the firmness of backlog with certainty.

Research and Development

      The Company's research and development activities are principally new product development and do not involve significant expenditures.

Patents and Trademarks

      The Company holds numerous design and process patents that it considers important, but no single patent is material to the overall conduct of its business. It is the Company's policy to obtain and protect patents whenever such action would be beneficial to the Company. The Company owns several trademarks that it considers material to the marketing of its products, including Broan(R), Nautilus(R), Air Care(TM), Governair(R), Mammoth(R), Temtrol(TM), Miller(R), Intertherm(R), Softheat(R), Powermiser(R), URC(TM) and Universal-Rundle(R). The Company believes that its rights in these trademarks are adequately protected.

Raw Materials

      The Company purchases raw materials and most components used in its various manufacturing processes. The principal raw materials purchased by the Company are rolled sheet, formed and galvanized steel, copper, aluminum, plate mirror glass, silica, lumber, plywood, paints, chemicals, resins and plastics. The materials, molds and dies, subassemblies and components purchased from other manufacturers, and other materials and supplies used in manufacturing processes have generally been available from a variety of sources. Whenever practical, the Company establishes multiple sources for the purchase of raw materials and components to achieve competitive pricing, ensure flexibility and protect against supply disruption. However, recent increases in raw material costs may affect future supply availability due in part to raw material demands by other industries.

Working Capital

      The carrying of inventories to support distributors and to permit prompt delivery of finished goods requires substantial working capital. Substantial working capital is also required to carry receivables. See "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations, beginning on Page 21 of this report, incorporated herein by reference.

Executive Officers of the Registrant

Name                          Age            Position

Richard L. Bready             50             Chairman, President and
                                             Chief Executive Officer

Almon C. Hall                 48             Vice President, Controller
                                             and Chief Accounting Officer

Richard J. Harris             58             Vice President and Treasurer

Siegfried Molnar              54             Senior Vice President -
                                             Group Operations

Kenneth J. Ortman             59             Senior Vice President -
                                             Group Operations

Kevin W. Donnelly             40             Vice President, General Counsel
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

Item 2. Properties

      Set forth below is a brief description of the location and general character of the principal administrative and manufacturing facilities and other material real properties of the Company, all of which the Company considers to be in satisfactory repair. All properties are owned, except for those indicated by an asterisk, which are leased.
                                                                   Approximate
Location                 Description                               Square Feet

Union, IL                Manufacturing/Warehouse/Administrative      174,000*
Hartford, WI             Manufacturing/Warehouse/Administrative      402,000
Old Forge, PA            Warehouse/Administrative                     40,000
Bensenville, IL          Warehouse/Administrative                     69,000*
Mississauga, ONT         Manufacturing/Administrative                108,000
Dallas, TX               Manufacturing/Administrative                 71,000
Carlsbad, CA             Administrative                               30,000
Hong Kong                Manufacturing                                30,000*
Waupaca, WI              Manufacturing                                35,000
St. Peters, MO           Warehouse/Administrative                    250,000*
St. Louis, MO            Manufacturing                               214,000
Boonville, MO            Manufacturing                               250,000*
Chaska, MN               Manufacturing/Administrative                230,000*
Oklahoma City, OK        Manufacturing/Administrative                122,000
Okarche, OK              Manufacturing/Administrative                112,000
Los Angeles, CA          Manufacturing/Administrative                177,000
New Castle, PA           Manufacturing/Administrative                420,000
Hondo, TX                Manufacturing/Administrative                404,000
Monroe, GA               Manufacturing/Administrative                414,000
Union Point, GA          Manufacturing/Administrative                191,000
Ottumwa, IA              Manufacturing/Administrative                 85,000
Milwaukee, WI            Manufacturing/Administrative                 76,000
Rensselaer, IN           Manufacturing/Administrative                165,000
Chicago, IL              Manufacturing/Administrative                100,000
Providence, RI           Administrative                               31,000*


Item 3.  Legal Proceedings

     The Company and its operating units are subject to numerous federal, state and local laws and regulations, including environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company believes that it is in substantial compliance with the material laws and regulations applicable to it. The Company and its subsidiaries or former subsidiaries are involved in current, and may become involved in future, remedial actions under federal and state environmental laws and regulations which impose liability on companies to clean up, or contribute to the cost of cleaning up, sites at which their hazardous wastes or materials were disposed of or released. Such claims may relate to properties or business lines acquired by the Company after a release has occurred. In other instances, the Company may be partially liable under law or contract to other parties that have acquired businesses or assets from the Company for past practices relating to hazardous substances management. The Company believes that all such claims asserted against it, or such obligations incurred by it, will not have a material adverse effect upon the Company's financial condition or results of operations. Expenditures in 1993 and 1994 to evaluate and remediate such sites were not material. However, the Company is presently unable to estimate accurately its ultimate financial exposure in connection with identified or yet to be identified remedial actions due among other reasons to: (i) uncertainties surrounding the nature and application of environmental regulations, (ii) the Company's lack of information about additional sites at which it may be listed as a potentially responsible party ("PRP"), (iii) the level of clean-up that may be required at specific sites and choices concerning the technologies to be applied in corrective actions and
(iv) the time periods over which remediation may occur. Furthermore, since liability for site remediation is joint and several, each PRP is potentially wholly liable for other PRPs that become insolvent or bankrupt. Thus, the solvency of other PRPs could directly affect the Company's ultimate aggregate clean-up costs. In certain circumstances, the Company's liability for clean-up costs may be covered in whole or in part by insurance or indemnification obligations of third parties.

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



Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

      Stockholders of record of Nortek Common and Special Common Stock at February 17, 1995, numbered approximately 4,166 and 3,115, respectively. There were no dividends declared on the Common and Special Common in 1993 or 1994. The high and low sales prices of Nortek's Common Stock traded on the New York Stock Exchange in each quarter of 1993 and 1994 were:

1994
Quarter        High      Low

First          13 1/2    7 7/8
Second          9 7/8    7 7/8
Third          12 5/8    9 1/8
Fourth         12 5/8   10 1/4

1993
Quarter        High      Low

First          6 1/8     4 7/8
Second         5 1/2     4 3/4
Third          6         4 3/8
Fourth         9         6

     See Note 5, Notes to Consolidated Financial Statements.



Item 6.   Consolidated Selected Financial Data
          Nortek, Inc. and Subsidiaries
          For the Five Years Ended December 31, 1994


                               1994      1993       1992       1991       1990
                               ----      ----       ----       ----       ----
                                   (In Thousands Except Per Share Amounts)

Consolidated Summary of
Operations:
 Net sales                 $737,160  $744,113   $799,979   $917,049 $1,037,239
 Operating earnings (loss)   50,017    30,346     20,436     11,015    (16,512)
 Loss on businesses sold     (1,750)  (20,300)   (14,500)   (15,200)     ---
 Earnings (loss) from
   continuing operations     17,200   (12,600)   (21,000)   (34,700)   (41,400)
 Loss from discontinued
   operations                    ---       ---    (3,300)        ---    (6,600)
 Extraordinary gain (loss)
   from debt retirements         200   (6,100)       100      7,600      9,900
 Cumulative effect of
   accounting changes            400   (2,100)        ---        ---        ---
 Net earnings (loss)          17,800  (20,800)   (24,200)   (27,100)   (38,100)

Financial Position:
 Unrestricted cash, invest-
   ments and marketable
   securities               $105,080 $ 82,498   $ 73,748   $ 42,919   $ 61,098
 Working capital             173,459  117,926    132,587    139,657    176,742
 Total assets                519,217  509,209    515,373    582,372    715,427
 Total debt--
   Current                     4,629   37,539      6,810      4,875     68,483
   Long-term                 219,951  178,210    201,863    232,581    284,323
 Current ratio                 2.1:1    1.6:1      1.9:1      1.9:1      1.9:1
 Debt to equity ratio          1.9:1    2.1:1      1.6:1      1.6:1      2.0:1
 Depreciation and amorti-
   zation                     17,960   20,726     23,644     28,373     31,050
 Capital expenditures         19,424   10,809      8,804     16,015     24,523
 Stockholders' investment    117,790  104,007    126,906    152,929    180,743
 Common and special common
   shares outstanding         12,550   12,542     12,526     13,079     13,512

Per Share:
 Earnings (loss) from continuing
 operations--
   Primary                    $ 1.35 $  (1.00)  $  (1.67)  $  (2.57) $  (3.07)
   Fully diluted                1.34    (1.00)     (1.67)     (2.57)    (3.07)
 Net earnings (loss)--
   Primary                      1.40    (1.66)     (1.92)     (2.01)    (2.83)
   Fully diluted                1.39    (1.66)     (1.92)     (2.01)    (2.83)
 Cash dividends--
   Common                       ---       ---        ---      ---         .10
   Special common               ---       ---        ---      ---         .04
 Stockholders' investment       9.39     8.29      10.13      11.69     13.38


See  Notes  7  to  12  and  Note  14  of the Notes  to  Consolidated  Financial
Statements, and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Page 14, regarding the effect on operating results of businesses sold and other matters.

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

In March 1994, the Company sold its Retail Home Center Operations ("Dixieline") and for purposes of this Management's Discussion and Analysis of Financial Condition and Results of Operations, the results of operations attributable to Dixieline have been excluded from all data reported as ongoing operations, including net sales, cost of products sold, selling, general and administrative expense and segment earnings. Total consolidated operating results of the Company, however, include the operating results of Dixieline through October 2, 1993, the date that such business was accounted for as a business held for sale. (See Notes 1 and 9 of the Notes to Consolidated Financial Statements.)

Results of Operations

The  following tables set forth, for the three years ended December  31,  1994,
(a) certain consolidated operating results, (b) the percentage change of such results as compared to the prior year, (c) the percentage which such results bears to net sales and (d) the change of such percentages as compared to the prior year:
                                                             Percentage
                                                               Change
                                                           --------------
                                  Year Ended December 31,   1993     1992
                                   -----------------------   to       to
                                  1994     1993     1992    1994     1993
                                  ----      ----      ----  ----     ----
                                     (Amounts in Millions)

Net sales                        $737.2   $744.1   $800.0    (.9)%   (7.0)%
Cost of products sold             520.4    532.5    595.2    2.3     10.5
Selling, general and admini-
    strative expense              166.8    181.3    184.4    8.0      1.7
Operating earnings                 50.0     30.3     20.4   65.0     48.5
Interest expense                  (26.2)   (26.5)   (29.2)   1.1      9.3
Interest income                     5.3      3.2      4.4   65.6    (27.3)
Net gain on investment and
    marketable securities           ---      1.7       .9 (100.0)    88.9
Loss on businesses sold            (1.7)   (20.3)   (14.5)  91.6    (40.0)
Earnings (loss) from continuing
    operations before provision
    for income taxes               27.4    (11.6)   (18.0)   ---     35.6
Provision for income taxes         10.2      1.0      3.0 (920.0)    66.7
Earnings (loss) from continuing
    operations                     17.2    (12.6)   (21.0)   ---     40.0
Loss from discontinued
    operations                      ---      ---     (3.3)   ---    100.0
Extraordinary gain (loss) from
    debt retirements                 .2     (6.1)      .1    ---      ---
Cumulative effect of accounting
    changes                          .4     (2.1)    ---     ---      ---
Net earnings (loss)                17.8    (20.8)   (24.2)   ---     14.1

                                                             Percentage
                                 Percentage of Net Sales       Change
                                                           --------------
                                  Year Ended December 31,   1993     1992
                                   -----------------------   to       to
                                  1994     1993     1992    1994     1993
                                  ----      ----     ----   ----    ----

Net sales                         100.0%   100.0%   100.0%   ---      ---
Cost of products sold              70.6     71.5     74.4     .9      2.9
Selling, general and admini-
    strative expense               22.6     24.4     23.0    1.8     (1.4)
Operating earnings                  6.8      4.1      2.6    2.7      1.5
Interest expense                   (3.6)    (3.6)    (3.7)   ---       .1
Interest income                      .7       .4       .6     .3      (.2)
Net gain on investment and
    marketable securities           ---       .2     ---     (.2)      .2
Loss on businesses sold             (.2)    (2.7)    (1.8)   2.5      (.9)
Earnings (loss) from continuing
    operations before provision
    for income taxes                3.7     (1.6)    (2.3)   5.3       .7
Provision for income taxes          1.4       .1       .3   (1.3)      .2
Earnings (loss) from continuing
    operations                      2.3     (1.7)    (2.6)   4.0       .9
Loss from discontinued
    operations                      ---      ---      (.4)   ---       .4
Extraordinary gain (loss)
    from debt retirements           ---      (.8)    ---      .8      (.8)
Cumulative effect of accounting
    changes                          .1      (.3)    ---      .4      (.3)
Net earnings (loss)                 2.4     (2.8)    (3.0)   5.2       .2

The following table presents the net sales for the Company's principal product groups for the three years ended December 31, 1994, and the percentage change of such results as compared to the prior year:

                                                                 Percentage
                                                                   Change
                                                                  ------
                                                               1993      1992
                                      Year Ended December 31,    to        to
                                      -----------------------
                                  1994      1993      1992     1994      1993
                                    (Amounts in Millions)
                                  ----      ----      ----     ----      ----
Net sales:
  Residential Building
     Products                    $265.2    $257.2    $249.2      3.1%     3.2%
  Air Conditioning and
     Heating Products             338.0     275.6     237.0     22.6     16.3
  Plumbing Products               134.0     128.1     126.1      4.6      1.6
                                  -----     -----     -----    -----    -----
Net sales from ongoing
  operations                      737.2     660.9     612.3     11.5      7.9
Businesses sold                     ---      83.2     187.7   (100.0)   (55.7)
                                  -----     -----     -----    -----    -----
                                 $737.2    $744.1    $800.0      (.9)%   (7.0)%
                                  =====     =====     =====    =====    =====



Year Ended December 31, 1994 as Compared to the Year Ended December 31, 1993

Net sales from ongoing operations increased approximately $76,300,000, or 11.5%, as compared to 1993. Total net sales decreased approximately $6,900,000, or approximately .9%, in 1994 as compared to 1993, as a result of the sale of Dixieline, partially offset by the following factors. Net sales from ongoing operations increased principally as a result of increased sales volume of residential air conditioning and heating ("HVAC") products, increased shipments of new and replacement HVAC products to manufactured housing customers and increased sales levels of commercial and industrial HVAC products. Increased sales of the Plumbing Products Group are principally due to increased shipments of water efficient toilets, partially offset by decreased sales levels (approximately $7,100,000) of bathroom fixtures as a result of the restructure of certain product lines in the fourth quarter of 1993.

Cost of products sold from ongoing operations as a percentage of net sales from ongoing operations decreased from approximately 71.1% in 1993 to approximately 70.6% in 1994. Total cost of products sold as a percentage of total net sales decreased from approximately 71.5% in 1993 to approximately 70.6% in 1994, as a result of the factors described below and the effect of Dixieline which operated at higher cost levels than the Company's other product groups. The decrease in cost of products sold as a percentage of net sales from ongoing operations were primarily attributable to an increase in Plumbing Products Group net sales and increased sales of residential and commercial HVAC products in the Air Conditioning and Heating Products Group, all without a proportionate increase in costs. To a lesser extent, these decreases in the percentage were partially offset by slightly higher cost levels in the Residential Building Products Group, in part, due to the effect of increased competition and the impact of consolidating certain manufacturing facilities. The overall improvement in cost levels is due, in part, to the Company's ongoing cost control efforts.

Selling, general and administrative expense from ongoing operations as a percentage of net sales from ongoing operations decreased from approximately 24.3% in 1993 to approximately 22.6% in 1994. Total selling, general and administrative expense as a percentage of total net sales decreased from approximately 24.4% in 1993 to approximately 22.6% in 1994, as a result of the factors described below and the effect of Dixieline which operated at higher expense levels than the Company's other product groups. The decrease in selling, general and administrative expense from ongoing operations as a percentage of net sales from ongoing operations in 1994 was principally due to lower non-segment expense, the effect of 1993 pre-tax losses of approximately $2,800,000 from the restructure of certain product lines in the Plumbing Products Group, approximately $1,600,000 as a result of the sale in October 1993 of certain real property and $700,000 in connection with the consolidation of certain manufacturing facilities by the Company's Building Products Group, and approximately $3,200,000 of income from the settlement of insurance claims and disputes in 1994, combined with the effect of increased net sales from ongoing operations in 1994. The effect of the percentage increase in net sales in the Air Conditioning and Heating Products Group in excess of the percentage increases in net sales by the Company's other product groups was also a factor in the overall decrease in the percentage of ongoing net sales, since this group operates at lower expense levels than the total expense level of ongoing operations. These improvements in the percentage were partially offset by the effect of approximately $11,300,000 of expenses relating to the implementation of certain cost reduction activities and manufacturing process improvements in


Year Ended December 31, 1994 as Compared to the Year Ended December 31, 1993 (Continued)

each of the Company's operating groups, the cost of installing new system marketing expenses as a result of competitive conditions and expenses of certain litigation and other matters in dispute. Approximately $2,600,000 of expenses relating to certain cost reduction activities and manufacturing process improvements were incurred in 1993.

Segment earnings from ongoing operations were approximately $61,300,000 for 1994, as compared to approximately $47,200,000 for 1993. Total segment earnings were approximately $61,300,000 for 1994, as compared to approximately $46,900,000 for 1993 as a result of the effect of Dixieline and the following factors. Segment earnings are operating earnings plus corporate and other expenses not directly attributable to the Company's operating activities. The increase in segment earnings from ongoing operations principally was due to increased sales levels in the Air Conditioning and Heating Products and Plumbing Products Groups, without a proportionate increase in cost and from the effect of 1993 pre-tax losses of approximately $2,800,000, $1,600,000 and $700,000 described above. Approximately $1,500,000 of the increase in segment earnings in 1994 related to income from the settlement of insurance claims. The increase in segment earnings was partially offset by the effect of approximately $10,000,000 in 1994, of expenses incurred in connection with the implementation of certain cost reduction activities and manufacturing process improvements in each of the Company's operating groups, the cost of installing new systems, and marketing expenses as a result of competitive conditions in the Residential Building Products Group. Expenses incurred in connection with cost reduction activities and manufacturing process improvements in 1993 were approximately $2,600,000.

Foreign segment earnings, consisting primarily of the results of operations of the Company's Canadian subsidiary which manufactures built-in ventilating products, declined to approximately 7% of segment earnings from ongoing operations in 1994 from approximately 11% of such earnings in 1993. This decline was primarily due to an approximate 36% increase in domestic segment earnings from ongoing operations in 1994, as well as an approximate 20% decrease in foreign segment earnings in 1994. The decrease in foreign segment earnings was primarily the result of the continued weakness in the residential construction market in Canada.

Operating earnings in 1994 increased approximately $19,700,000, or approximately 65%, as compared to 1993 primarily as a result of the factors discussed above and the effect of Dixieline's operating results. Operating earnings also include approximately $1,700,000 of non-segment income from the settlement in 1994 of insurance claims and disputes, partially offset by approximately $1,300,000 of non-segment expense of certain litigation and other matters in dispute in 1994. Dixieline's loss included in the Company's consolidated operating results was approximately $300,000 in 1993. Dixieline's operating results were no longer included in the Company's consolidated operating results in 1994. (See Notes 1 and 9 of the Notes to Consolidated Financial Statements included elsewhere herein.)

Interest expense decreased approximately $300,000, or approximately 1.1% in 1994, as compared to 1993. In February 1994, the Company sold in a public offering $218,500,000 of its 9 7/8% Senior Subordinated Notes due 2004 ("9 7/8% Notes") and used the proceeds to redeem approximately $153,000,000 of certain of the Company's outstanding indebtedness. Interest expense (net of interest


Year Ended December 31, 1994 as Compared to the Year Ended December 31, 1993 (Continued)

income) was approximately $1,300,000 greater in 1994 than it would have been had the debt redemption occurred on the same day as the financing. This increase was partially offset by the effect of the redemption of certain other outstanding indebtedness in January 1994. The decrease in interest expense was primarily due to the redemption and financing discussed above. (See Note 4 of the Notes to Consolidated Financial Statements included elsewhere herein.)

Interest income in 1994 increased approximately $2,100,000, or approximately 65.6%, as compared to 1993. The increases were principally due to higher average invested balances of short-term investments, marketable securities and other investments, and the effect of slightly higher yields earned on investment and marketable securities.

The net gain on investment and marketable securities was approximately $1,650,000 for 1993, a portion of which were unrealized gains recorded in the Company's Statement of Operations in 1993. Due to the adoption in 1994 of Statement of Financial Accounting Standards ("SFAS") No. 115, such unrealized gains and losses are now recorded as adjustments to stockholders' investment. (See Note 11 of the Notes to Consolidated Financial Statements included elsewhere herein.)

The pre-tax loss on businesses sold of approximately $1,750,000 in 1994 was significantly lower than the approximate $20,300,000 loss in 1993, which was related to Dixieline. (See Note 9 of Notes to Consolidated Financial Statements included elsewhere herein.)

The provision for income taxes was approximately $10,200,000 for 1994, as compared to approximately $1,000,000 for 1993. The provision for income taxes as a percentage of the pre-tax earnings from continuing operations was approximately 37.2% in 1994 and approximately 8.6% of the pre-tax loss from continuing operations in 1993. The provision for income taxes in 1994 has been reduced by approximately $1,600,000, principally reflecting the reversal of tax valuation reserves as a result of the realization of certain tax assets. The effect of nondeductible losses on businesses sold in both years and an increase in income tax valuation reserves in 1993 were significant factors in the percentages. The income tax rates also differ from the United States federal statutory rate of 35% as a result of the effect of foreign income tax on foreign source income, state income taxes and nondeductible amortization expense (for tax purposes). (See Note 3 of the Notes to Consolidated Financial Statements included elsewhere herein.)

The Company recorded an extraordinary gain of approximately $200,000 in 1994 resulting from the call for redemption and purchases in the open market of the Company's 7 1/2% Convertible Debentures compared to an approximate $6,100,000 loss in 1993. The loss in 1993 resulted primarily from the call for redemption on February 22, 1994 of certain of the Company's various Notes and Debentures in connection with the refinancing described in Note 4 of Notes to Consolidated Financial Statements.

The cumulative effect of accounting changes resulted in earnings of approximately $400,000 in 1994 and a loss of approximately $2,100,000 in 1993 from the adoption of SFAS No. 115 and No. 106, respectively. (See Notes 11 and 6 of the Notes to Consolidated Financial Statements included elsewhere herein.)


Year Ended December 31, 1994 as Compared to the Year Ended December 31, 1993 (Continued)

In 1994, the Company incurred increased marketing expenses, principally in its Residential Building Products Group, as a result of competitive conditions. There can be no assurance that such conditions will not continue in the future or what effect such conditions, if they persist, may have on future operations.



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

Cost of products sold from ongoing operations as a percentage of net sales from ongoing operations decreased from approximately 72.5% in 1992 to approximately 71.1% in 1993. Total cost of products sold as a percentage of total net sales decreased from approximately 74.4% in 1992 to approximately 71.5% in 1993 as a result of the effect of businesses sold in 1992, which was partially offset by the effect of increases in cost of products sold as a percentage of net sales at Dixieline and the following factors. The decrease in cost of products sold from ongoing operations as a percentage of net sales from ongoing operations primarily was attributable to increased sales levels and a reduction in cost in the Plumbing Products Group and, to a lesser extent, increased sales in the Residential Building Products Group and the Air Conditioning and Heating Products Group, in both cases, without a proportionate increase in costs. The improvement in cost levels was due, in part, to the Company's ongoing cost control efforts.

Selling, general and administrative expense from ongoing operations, as a percentage of net sales from ongoing operations increased from approximately 23.3% in 1992 to approximately 24.3% in 1993. Total selling, general and administrative expense, as a percentage of total net sales increased from approximately 23.0% in 1992 to approximately 24.4% in 1993 as a result of the factors described below and the effect of businesses sold in 1992, which sold businesses operated at lower expense levels than the Company's other product groups, partially offset by lower expense levels at Dixieline. The increase in the percentage of net sales from ongoing operations in 1993 was principally due to the effect of a pre-tax loss in the fourth quarter of 1993 of approximately $2,800,000 in connection with the restructure of certain product lines by the Company's Plumbing Products Group and the effect of pre-tax losses in the third quarter of 1993 of approximately $1,600,000 as a result of the sale in October 1993 of certain real property and approximately $700,000 in connection with the consolidation of certain manufacturing facilities by the Company's Residential Building Products Group. The increase in the percentage of net sales from ongoing operations was partially offset by the effect of increased sales volume


Year Ended December 31, 1993 as Compared to the Year Ended December 31, 1992 (Continued)

of residential and manufactured housing air conditioning and heating products by the Air Conditioning and Heating Products Group, without proportionate increases in expense.

Segment earnings from ongoing operations were approximately $47,200,000 for 1993, as compared to approximately $38,100,000 for 1992. Total segment earnings were approximately $46,900,000 for 1993, as compared to approximately $32,700,000 for 1992 as a result of the effect of changes in the results of Dixieline and a business sold in 1992 and the following factors. The increase in segment earnings from ongoing operations principally was due to the increased sales level and reduced costs in the Plumbing Products Group, in part, due to the Company's ongoing cost control efforts, and increased sales volume of residential and manufactured housing air conditioning and heating products by the Air Conditioning and Heating Products Group and increased sales level in the Residential Building Products Group, without a proportionate increase in cost and expense. The increase in segment earnings from ongoing operations was partially offset by the effect of 1993 pre-tax losses of approximately $2,800,000, $1,600,000 and $700,000 described above.

Foreign segment earnings, consisting primarily of the results of operations of the Company's Canadian subsidiary, which manufactures built-in ventilating products, declined to approximately 11% of segment earnings from ongoing operations in 1993 from approximately 16% of such earnings in 1992. This decline was primarily due to an approximate 30% increase in domestic segment earnings from ongoing operations in 1993, as well as an approximate 11% decrease in foreign segment earnings in 1993. The decrease in foreign segment earnings was primarily the result of the continued weakness in the residential construction market in Canada.

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

The pre-tax loss on businesses sold of approximately $20,300,000 in 1993 and approximately $14,500,000 in 1992 resulted in the approximate $11,600,000 loss before provision for income taxes in 1993 and was the primary reason for the approximate $18,000,000 loss before provision for income taxes in 1992. The pre-tax loss on businesses sold in 1993 resulted from the Company's decision to sell Dixieline and therefore to reduce the Company's net investment in such business to estimated net realizable value. (See Notes 1 and 9 of Notes to Consolidated Financial Statements.)

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


Liquidity and Capital Resources

The Company's primary sources of liquidity in 1994 have been funds provided by the sale of Notes (See Note 4 of the Notes to the Consolidated Financial Statements) and proceeds from a business sold and, in 1994 and 1993, subsidiary operations, unrestricted investments and marketable securities. The Company's Canadian subsidiary, Broan Limited, has a $20,100,000 Canadian (approximately $14,300,000 U. S. at exchange rates prevailing at December 31, 1994) secured line of credit, of which approximately $14,800,000 Canadian (approximately $10,550,000 U. S. at exchange rates prevailing at February 17, 1995), in the aggregate, is available to the Company (the "Line of Credit") at February 17, 1995.


Liquidity and Capital Resources (Continued)

Borrowings under the Line of Credit are available for working capital and other general corporate purposes. The Line of Credit contains covenants requiring Broan Limited to maintain (i) a ratio of earnings before interest and taxes to interest of at least 2 to 1, (ii) a working capital ratio of at least 1.5 to 1 and (iii) a debt to equity ratio of no higher than 3 to 1. The Line of Credit also limits the annual amount of capital expenditures which Broan Limited may make to $1,000,000 Canadian (approximately $713,000 U. S. at exchange rates prevailing at December 31, 1994). Broan Limited pays a commitment fee of .25% per annum on the unutilized portion of the Line of Credit payable monthly on a pro rata basis, and the Line of Credit is subject to an annual review by the lender in April of each year. As of February 17, 1995, there were no outstanding borrowings under the Line of Credit.

In March 1994, the Company sold Dixieline for approximately $18,800,000 in cash and $6,000,000 of preferred stock of the purchaser. (See Note 9 of Notes to Consolidated Financial Statements.)

On January 14, 1994, the Company redeemed $22,600,000 principal amount of its 11 1/2% Senior Subordinated Debentures due May 1994, which were called for redemption in December 1993. In February 1994, the Company sold in a public offering $218,500,000 of its 9 7/8% Senior Subordinated Notes due 2004 ("9 7/8% Notes") at a slight discount. A portion of the net proceeds from the sale of the 9 7/8% Notes was used to redeem, on March 24, 1994, approximately $153,000,000 of certain of the Company's outstanding principal amount of indebtedness and to pay accrued interest. (See Note 4 of Notes to Consolidated Financial Statements.)

In October 1994, the Company's 9 7/8% Notes were upgraded on an unsolicited basis by a major rating agency.

The indenture governing the 9 7/8% Notes restricts, among other things, the payment of cash dividends, repurchase of the Company's capital stock and the making of certain other restricted payments, the incurrence of additional indebtedness, the making of certain investments, mergers, consolidations and sale of assets (all as defined in the indenture). Upon certain asset sales (as defined in the indenture), the Company will be required to offer to purchase, at 100% principal amount plus accrued interest to the date of purchase, 9 7/8% Notes in a principal amount equal to any net cash proceeds (as defined in the indenture) that are not invested in properties and assets used primarily in the same or related business to those owned and operated by the Company at the issue date of the 9 7/8% Notes or at the date of such asset sale and such net cash proceeds were not applied to permanently reduce Senior Indebtedness (as defined in the indenture).

At December 31, 1994, approximately $28,800,000 was available for the payment of cash dividends or stock payments under the terms of the Company's indenture governing the 9 7/8% Notes.

During 1992, a former subsidiary of the Company (sold in 1984) defaulted on certain principal and interest payments relating to obligations under which the Company was contingently liable. In March 1994, the Company paid approximately $1,594,000 of interest payments through that date on such obligations. In the third and fourth quarter of 1994, the Company purchased at a slight discount,


Liquidity and Capital Resources (Continued)

approximately $6,640,000 principal amount of such obligations (consisting of all of such obligations) from several holders. The Company did not record any losses in 1994 in connection with the settlement of these contingent obligations. (See Note 7 of Notes to Consolidated Financial Statements.)

Unrestricted cash and investments were approximately $105,080,000 at December 31, 1994.

The Company believes that cash flow from subsidiary operations, unrestricted cash and marketable securities and borrowings under the Line of Credit or under new credit facilities or arrangements which may be entered into will provide sufficient liquidity to meet the Company's working capital, capital expenditure, debt service and other ongoing business needs through the next 12 months. Capital expenditures were approximately $19,400,000 in 1994, and are expected to be approximately $18,000,000 in 1995.

The Company's investment in marketable securities at December 31, 1994 consisted primarily of investments in United States Treasury securities. (See
Note 11 of Notes to Consolidated Financial Statements.) At December 31, 1994, approximately $9,337,000 of the Company's cash and investments were pledged as collateral with insurance companies and were classified as restricted in current assets in the Company's accompanying consolidated balance sheet.

The Company's working capital and current ratio increased from approximately $117,926,000 and approximately 1.6:1, respectively, at December 31, 1993 to approximately $173,459,000 and approximately 2.1:1, respectively, at December 31, 1994, principally as a result of the reduction of current indebtedness and the factors described below.

Accounts receivable increased approximately $6,844,000, or approximately 8.1%, between December 31, 1993 and December 31, 1994, while net sales from ongoing operations were approximately $9,088,000, or 5.4% greater in the fourth quarter of 1994 as compared to the fourth quarter of 1993. The increase in accounts receivable is principally as a result of increased net sales of new and replacement products from residential and manufactured housing customers by the Air Conditioning and Heating Products Group. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Significant net sales near the end of any period generally result in significant amounts of accounts receivable on the date of the balance sheet at the end of such period. In recent periods, the Company has not experienced any significant changes in credit terms, collection efforts, credit utilization or delinquency.

Inventories  increased  approximately  $13,335,000,  or  approximately   16.3%,
between December 31, 1993 and December 31, 1994.

Accounts payable increased approximately $5,774,000, or approximately 12.3%, between December 31, 1993 and December 31, 1994.

Unrestricted cash and investments increased approximately $20,500,000 from December 31, 1993 to December 31, 1994, principally as a result of cash


Liquidity and Capital Resources (Continued)


provided by (used in) the following:
                                                       Condensed
                                                       Consolidated
                                                       Cash Flows
                                                       ----------
Operating activities--
 Cash flow from operations, net                       $40,710,000
 Increase in accounts receivable, net                  (5,501,000)
 Increase in inventories                              (12,593,000)
 Increase in trade accounts payable                     6,364,000
 Change in accrued expenses, taxes, prepaids,
   other assets, liabilities, and other, net           (2,801,000)
Investing activities--
 Net cash proceeds relating to businesses sold         12,465,000
 Purchase of marketable securities                     (5,032,000)
 Capital expenditures                                 (19,424,000)
 Change in restricted cash and investments             (2,475,000)
Financing activities--
 Increases in borrowings, net of payments,
   including purchase of debentures                     8,651,000
All other, net                                            136,000
                                                    ------------
                                                      $20,500,000
                                                     ==========

The Company's debt-to-equity ratio decreased from approximately 2.1:1 at December 31, 1993 to approximately 1.9:1 at December 31, 1994, primarily as a result of the effect of increased stockholders' investment as a result of net earnings in 1994, partially offset by a net increase in indebtedness of approximately $8,800,000. (See Note 4 of Notes to Consolidated Financial Statements.)

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

At December 31, 1994, the Company has approximately $3,000,000 of net U. S. Federal prepaid income tax assets which are expected to be realized through future operating earnings. (See Note 3 of Notes to the Consolidated Financial Statements.)

The Company believes that its growth will be generated largely by internal growth in each of its product groups, augmented by strategic acquisitions. The Company regularly reviews potential acquisitions which would increase or expand the market penetration of, or otherwise complement, its current product lines, although there are no pending agreements for any material acquisitions and the Company has made no material acquisitions since early 1988.


Inflation, Trends and General Considerations

The Company's performance is dependent to a significant extent upon the levels of new residential construction, residential replacement and remodeling and non-residential construction, all of which are affected by such factors as interest rates, inflation and unemployment. In recent periods, the Company's product groups have operated in an environment of increasing levels of construction and
remodeling   activity,   particularly  new  housing  starts   which   increased
approximately 20% between 1990 and 1994.  New residential construction  housing
starts,  however,  remain below the levels experienced in the  mid-1980s.   The
Company's operations have been affected by the difficult economic conditions in the Northeastern United States, California and Canada. However, the actions taken to reduce production costs and overhead levels and improve the efficiency and profitability of the Company's operations have enabled it to significantly increase operating earnings, as well as to position the Company for growth. In the near term, the Company expects to operate in an environment of relatively
stable  levels  of  construction  and  remodeling  activity.   However,  recent
increases in interest rates could have a negative impact on the level of housing construction and remodeling activity.

Inflation has not had a material effect on the Company's results of operations and financial condition until mid-1994, when the Company experienced significant increases in certain costs and expenses including raw material costs. There can be no assurance that the Company will be able to sufficiently increase its sales prices if these cost increases persist.


Item 8. Financial Statements and Supplementary Data

Financial statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 14(a) included elsewhere herein.


Item 9. Disagreements on Accounting and Financial Disclosure

Not applicable.



PART III

Item 10.  Directors and Executive Officers of the Registrant


See Election of Directors in the definitive Proxy Statement for the Company's 1995 Annual Meeting of Stockholders, incorporated herein by reference. See also Part I, Item 1, Business-General Considerations-Executive Officers of the Registrant.


Item 11.  Executive Compensation

See Executive Compensation in the definitive Proxy Statement for the Company's 1995 Annual Meeting of Stockholders, incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

See  Security  Ownership of Certain Beneficial Owners  and  Management  in  the
definitive   Proxy  Statement  for  the  Company's  1995  Annual   Meeting   of
Stockholders, incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

See Election of Directors in the definitive Proxy Statement for the Company's 1995 Annual Meeting of Stockholders, incorporated herein by reference.


PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements and Schedules

    The following documents are filed as part of this report:

 1. Financial Statements:           Page No.

    Consolidated Statement of
      Operations for the three
      years ended December 31,
      1994                             29
    Consolidated Balance Sheet
      as of December 31, 1994
      and 1993                         30
    Consolidated Statement of
      Cash Flows for the three
      years ended December 31,
      1994                             32
    Consolidated Statement of
      Stockholders' Investment
      for the three years ended
      December 31, 1994                33
    Notes to Consolidated
      Financial Statements             34
    Report of Independent
      Public Accountants               53

 2. Financial Statement Schedules:

    Schedule II Valuation
      and Qualifying Accounts          54

      Schedules I, III, IV and V, are omitted as not applicable or not required under the rules of Regulation S-X.

 3. The exhibits are listed in the Exhibit Index, which is incorporated herein by reference.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 6, 1995.


                                     NORTEK, INC.


                                     By: /s/Richard L. Bready
                                         --------------------
                                         Richard L. Bready
                                         Chairman of the Board




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of March 6, 1995.


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
Philip B. Brooks, Director           Barry Silverstein, Director





Nortek, Inc. and Subsidiaries
Consolidated Statement of Operations
For the Three Years Ended December 31, 1994

                                            1994     1993       1992
                                            ----     ----      ----
                                 (In Thousands Except Per Share Amounts)

Net Sales                                 $737,160 $744,113  $799,979
                                           -------  -------   -------
Costs and Expenses:
Cost of products sold                      520,328  532,488   595,177
Selling, general and administrative
 expense                                   166,815  181,279   184,366
                                           -------  -------   -------
                                           687,143  713,767   779,543
                                           -------  -------   -------
Operating earnings                          50,017   30,346    20,436
Interest expense                           (26,162) (26,519)  (29,232)
Interest income                              5,295    3,223     4,446
Net gain on investment and
 marketable securities                         ---    1,650       850
Loss on businesses sold                     (1,750) (20,300)  (14,500)
                                           -------  -------   -------
Earnings (loss) from continuing
 operations before provision
 for income taxes                            27,400 (11,600)  (18,000)
Provision for income taxes                   10,200   1,000     3,000
                                           -------  -------   -------
Earnings (loss) from continuing
 operations                                  17,200 (12,600)  (21,000)
Loss from discontinued operations               ---      ---   (3,300)
                                           -------  -------   -------
Earnings (loss) before extraordinary
 gain (loss)                                 17,200 (12,600)  (24,300)
Extraordinary gain (loss) from debt
 retirements                                    200  (6,100)      100
                                           -------  -------   -------
Earnings (loss) before the cumulative
 effect of accounting changes                17,400 (18,700)  (24,200)
Cumulative effect of accounting changes         400  (2,100)     ---
                                           -------  -------   -------
Net Earnings (Loss)                        $17,800 $(20,800) $(24,200)
                                           =======  =======   =======
Net Earnings (Loss) Per Share:
Continuing operations
 Primary                                    $1.35  $  (1.00) $  (1.67)
                                           -------  -------   -------
 Fully diluted                              $1.34  $  (1.00) $  (1.67)
                                           -------  -------   -------
Discontinued operations
 Primary                                      ---        ---     (.26)
                                           -------    ------  -------
 Fully diluted                                ---        ---     (.26)
                                           -------  -------   -------
Earnings (loss) before extraordinary
 gain (loss)
 Primary                                     1.35     (1.00)    (1.93)
 Fully diluted                               1.34     (1.00)    (1.93)
Extraordinary gain (loss)
 Primary                                      .02      (.49)      .01
 Fully diluted                                .02      (.49)      .01
Cumulative Effect of Accounting Changes
 Primary                                      .03      (.17)      ---
                                           -------  -------   -------
 Fully diluted                                .03      (.17)      ---
                                           -------  -------   -------
Net Earnings (Loss)
 Primary                                    $1.40  $  (1.66) $  (1.92)
                                           =======  =======   =======
 Fully diluted                              $1.39  $  (1.66) $  (1.92)
                                           =======  =======   =======
Weighted Average Number of Shares:
 Primary                                    12,707   12,622    12,645
                                           =======  =======   =======
 Fully diluted                              13,144   13,362    13,411
                                           =======  =======   =======

The  accompanying  notes  are an integral part of these  financial  statements.



Nortek, Inc. and Subsidiaries
Consolidated Balance Sheet
December 31, 1994 and 1993


Assets                                            1994        1993
                                                   ----        ----
                                              (Amounts in Thousands)
Current Assets:
Unrestricted
  Cash and investments at cost which
     approximates market                       $ 77,106    $ 56,606
  Marketable securities available for sale       27,974      25,892
Restricted
  Cash, investments and marketable
     securities at cost which approximates
     market                                       9,337       6,687
Accounts receivable, less allowances
  of $4,030,000 and $4,198,000                   91,687      84,843
Inventories
  Raw materials                                  32,660      27,603
  Work in process                                 9,497       9,227
  Finished goods                                 53,191      45,183
                                                -------     -------
                                                 95,348      82,013
                                                -------     -------
Current assets of a business sold                   ---      23,736
Insurance claims receivable                         ---      14,500
Prepaid expenses and other current assets         7,542       7,541
U. S. Federal prepaid income taxes               19,800      17,000
                                                -------     -------
     Total current assets                       328,794     318,818
                                                -------     -------
Property and Equipment, at cost:
Land                                              6,069       5,833
Buildings and improvements                       55,639      52,309
Machinery and equipment                         123,848     108,983
                                                -------     -------
                                                185,556     167,125
Less accumulated depreciation                    87,475      76,546
                                                -------     -------
     Total property and equipment, net           98,081      90,579
                                                -------     -------
Other Assets:
Goodwill, less accumulated amortization
  of $21,459,000 and $19,180,000                 72,682      75,599
Non-current assets of a business sold               ---      11,987
Deferred debt expense                             8,502         563
Other                                            11,158      11,663
                                                -------     -------
                                                 92,342      99,812
                                                -------     -------
                                               $519,217    $509,209
                                                =======     =======


The accompanying notes are an integral part of these financial statements.



Nortek, Inc. and Subsidiaries
Consolidated Balance Sheet
December 31, 1994 and 1993



                                                  1994        1993
                                                   ----        ----
                                                (Amounts in Thousands)
Liabilities and Stockholders' Investment

Current Liabilities:
Notes payable, current maturities
  of long-term debt and other
  short-term obligations                       $  4,629    $ 14,957
11 1/2% Senior Subordinated Debentures, net         ---      22,582
Accounts payable                                 52,697      46,923
Accrued expenses and taxes, net                  98,009      91,422
Current liabilities of a business sold              ---      11,769
Insurance claims advances                           ---      13,239
                                                -------     -------
     Total current liabilities                  155,335     200,892
                                                -------     -------
Other Liabilities:
Deferred income taxes                            18,232      18,000
Other                                             7,909       8,100
                                                -------     -------
                                                 26,141      26,100
                                                -------     -------
Notes, Mortgage Notes and Debentures
  Payable, Less Current Maturities              219,951     169,664
                                                -------     -------

Mortgage Notes Payable of a business
  sold                                              ---       8,546
                                                -------     -------

Commitments and Contingencies (Note 7)

Stockholders' Investment:
Preference stock, $1 par value; authorized
  7,000,000 shares, none issued                     ---         ---
Common stock, $1 par value; authorized
  40,000,000 shares, 15,814,246 and
  15,758,974 shares issued                       15,814      15,759
Special common stock, $1 par value;
  authorized 5,000,000 shares, 802,097
  and 849,575 shares issued                         802         849
Additional paid-in capital                      134,627     134,627
Retained earnings (accumulated deficit)             766    (17,034)
Cumulative translation, pension
  and other adjustments                          (6,168)     (2,143)
Less --treasury common stock at cost,
      3,795,028 shares                          (26,371)    (26,371)
     --treasury special common stock
      at cost, 271,574 shares                    (1,680)     (1,680)
                                                -------     -------
     Total stockholders' investment             117,790     104,007
                                                -------     -------
                                               $519,217    $509,209
                                                =======     =======


The accompanying notes are an integral part of these financial statements.



Nortek, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
For the Three Years Ended December 31, 1994

                                                 1994      1993      1992
                                                  ----      ----      ----
                                                    (Amounts in Thousands)
Cash flows from operating activities:
Net earnings (loss)                            $17,800 $(20,800) $(24,200)
                                                ------   -------   -------

Adjustments to reconcile net earnings
(loss) to cash:
Depreciation and amortization                   17,960    20,726    23,644
Gain on marketable securities                       ---   (1,650)     (850)
Extraordinary (gain) loss from debt
 retirements                                      (250)    9,275      (150)
Loss on businesses sold                          1,750    20,300    19,500
Cumulative effect of accounting changes           (400)    3,100       ---
Deferred federal income tax provision (credit)
 from continuing operations                        300    (6,300)   (1,700)
Deferred federal income tax provision on
 discontinued operations                         2,200       ---       ---
Deferred federal income tax provision (credit)
 on extraordinary items                          1,350    (3,175)      ---
Changes in certain assets and liabilities,
 net of effects from acquisitions and
 dispositions:
 Accounts receivable, net                       (5,501)  (11,033)   (7,323)
 Prepaids and other current assets              (4,361)     (937)    2,443
 U. S. Federal income tax refund                   ---       ---     1,803
 Inventories                                   (12,593)   (2,854)   (2,807)
 Accounts payable                                6,364     4,360    (1,638)
 Accrued expenses and taxes                      4,242    (3,913)    3,398
 Long-term assets, liabilities and other, net   (2,682)    5,326       (21)
                                               -------   -------   -------
   Total adjustments to net earnings (loss)      8,379    33,225    36,299
                                               -------   -------   -------
   Net cash provided by operating activities    26,179    12,425    12,099
                                               -------   -------   -------
Cash Flows from investing activities:
Capital expenditures                           (19,424)  (10,436)   (8,804)
Proceeds from the sale of property and
 equipment                                         114     5,242     1,045
Purchase of investments and marketable
 securities                                     (5,032)  (87,922)  (94,671)
Proceeds from the sale of investments
 and marketable securities                         ---   113,961    72,280
Net cash proceeds (payments) relating
 to businesses sold or discontinued             12,465    (2,420)   38,813
Change in restricted cash and investments       (2,475)    2,552    13,030
Other, net                                          51      (777)    1,080
                                               -------   -------   -------
   Net cash provided by (used in)
    investing activities                       (14,301)   20,200    22,773
                                               -------   -------   -------
Cash Flows from financing activities:
Sale of Notes, net                             209,195       ---       ---
Purchase of debentures and notes payable      (191,582)   (1,383)  (21,693)
Increase in borrowings                             ---     7,348     4,197
Payment of borrowings                           (8,962)   (4,124)   (5,692)
Purchase of Nortek Common and Special Common
 Stock                                              ---       ---   (2,006)
Other, net                                         (29)   (1,327)   (2,720)
                                               -------   -------   -------
   Net cash provided by (used in)
    financing activities                         8,622       514   (27,914)
                                               -------   -------   -------
Net increase in unrestricted cash and
 investments                                    20,500    33,139     6,958
Unrestricted cash and investments
 at the beginning of the year                   56,606    23,467    16,509
                                               -------   -------   -------
Unrestricted cash and investments
 at the end of the year                        $77,106   $56,606  $ 23,467
                                               =======   =======   =======

The accompanying notes are an integral part of these financial statements.



Nortek, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Investment
For the Three Years Ended December 31, 1994
                                                            Cumulative
                                                            Translation,
                                         Addi-      Retained   Pension
                               Special  tional      Earnings and Other
                        Common Common  Paid-in   (Accumulat-   Adjust-Treasury
                         Stock  Stock  Capital   ed Deficit)     ments   Stock
                        ------ ------  -------   ----------   -------- -------
                                              (Amounts in Thousands)
Balance, December 31,
 1991                  $15,438 $1,077  $134,493   $ 27,966   $---   $(26,045)
86,345 shares of special
 common stock converted
 into 86,345 shares of
 common stock               87   (87)       ---        ---    ---      ---
631,701 shares of common
 treasury stock acquired,
 net                       ---    ---       ---        ---    ---     (2,006)
77,837 shares of common
 stock issued upon
 exercise of stock options  77    ---       106        ---       ---      ---
Net loss                   ---    ---       ---   (24,200)       ---      ---
                        ------ ------   -------    -------    ------  -------
Balance, December 31,
 1992                   15,602    990   134,599      3,766       --- (28,051)
140,432 shares of
 special common stock
 converted into 140,432
 shares of common stock     141  (141)     ---        ---       ---      ---
16,400 shares of common
 stock issued upon
 exercise of stock options  16    ---        28        ---       ---      ---
Translation adjustment     ---    ---       ---        ---   (1,337)      ---
Pension adjustment         ---    ---       ---        ---     (806)      ---
Net loss                   ---    ---       ---   (20,800)       ---      ---
                        ------ ------   -------    -------    ------  -------
Balance, December 31,
 1993                   15,759    849   134,627   (17,034)   (2,143) (28,051)
47,478 shares of
 special common stock
 converted into 47,478
 shares of common stock     47    (47)      ---        ---       ---      ---
7,794 shares of common
 stock issued upon
 exercise of stock options   8    ---       ---        ---       ---      ---
Translation adjustment     ---    ---       ---        ---     (780)      ---
Pension adjustment         ---    ---       ---        ---      134       ---
Cumulative effect of an
 accounting change         ---    ---       ---        ---     (400)      ---
Unrealized decline in
 marketable securities     ---    ---       ---        ---   (2,979)      ---
Net earnings               ---    ---       ---     17,800       ---      ---
                        ------ ------   -------    -------    ------  -------
Balance, December 31,
 1994                  $15,814 $  802  $134,627   $    766  $(6,168) $(28,051)
                        ====== ======   =======    =======    ======  =======


The accompanying notes are an integral part of these financial statements.



Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


1. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Nortek, Inc. and all of its significant wholly-owned subsidiaries (the "Company" or "Nortek") after elimination of intercompany accounts and transactions. Certain amounts in the prior years' financial statements have been reclassified to conform to the presentation at December 31, 1994. On October 2, 1993, the Company began to account for its Dixieline Lumber Company, Inc. subsidiary ("Dixieline") as a business held for sale. As a result, Dixieline's assets and liabilities have been separately reflected in the Company's accompanying consolidated balance sheet, and Dixieline's operating results through October 2, 1993 have been included in the Company's consolidated statement of operations for the year ended December 31, 1993. Dixieline's operating results were no longer included in the Company's consolidated operating results subsequent to October 2, 1993. The Company sold this business on March 31, 1994.(See Note 9.)

Cash, Investments and Marketable Securities

Investments consist of short-term highly liquid investments which are readily convertible into cash. Investments and marketable securities are carried at approximate market price.

The Company has classified as restricted, certain cash, investments and marketable securities that are not fully available for use in its operations. At December 31, 1994, approximately $9,337,000 of cash, investments and marketable securities has been pledged as collateral for insurance and other requirements and is classified as restricted in current assets in the accompanying consolidated balance sheet.

Disclosures About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and Investments--
    The carrying amount approximates fair value because of the short maturity of those instruments.

     Marketable Securities--
    The fair value of marketable securities is based on quoted market prices. At December 31, 1994, the fair value of marketable securities approximated the amount on the Company's consolidated balance sheet.

     Long-Term Debt--
    At  December  31,  1994,  the  fair value  of  long-term  indebtedness  was
    approximately   $26,765,000  lower  than  the  amount  on   the   Company's
    consolidated balance sheet, based on quoted market prices. (See Note 4.)



Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Inventories

Inventories in the accompanying consolidated balance sheet are valued at the lower of cost or market. At December 31, 1994 and 1993, approximately $64,589,000 and $53,154,000 of total inventories, respectively, were valued on the last-in, first-out method (LIFO). Under the first-in, first-out method
(FIFO) of accounting, such inventories would have been approximately $6,710,000 and $4,982,000 greater at December 31, 1994 and 1993, respectively. All other inventories were valued under the FIFO method.

Sales Recognition

The Company recognizes sales upon the shipment of its products net of applicable provisions for discounts and allowances. The Company also provides for its estimate of warranty and bad debts at the time of shipment as selling, general and administrative expense.

Foreign Currency Translation

The Company translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at year-end. Net sales and expenses are translated using exchange rates in effect during the year. Gains and losses from foreign currency translation are credited or charged to cumulative translation adjustment included in stockholders' investment in the accompanying consolidated balance sheet. Gains and losses from foreign currency translation were not material in 1992.

Depreciation and Amortization

Depreciation and amortization of property and equipment is provided on a straight-line basis over the estimated useful lives, which are generally as follows:

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

Goodwill

The Company has classified as goodwill the cost in excess of fair value of the net assets (including tax attributes) of companies acquired in purchase transactions. Goodwill is being amortized on a straight-line method over 40 years. Amortization charged to continuing operations amounted to $2,407,000, $2,418,000 and $2,548,000 for 1994, 1993 and 1992, respectively. At each balance sheet date, the Company evaluates the realizability of goodwill based on expectations of non-discounted cash flows and operating income for each subsidiary having a material goodwill balance. Based on its most recent



Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

analysis, the Company believes that no material impairment of goodwill exists at December 31, 1994.

Net Earnings (Loss) Per Share

Net earnings (loss) per share amounts have been computed using the weighted average number of common and common equivalent shares outstanding during each year. Earnings (loss) per share calculations for 1993 and 1992 do not include the effect of common stock equivalents or convertible debentures (and the reduction in related interest expense) because the assumed exercise of stock options and conversion of debentures is anti-dilutive for the net loss per share amounts. Special Common Stock is treated as the equivalent of Common Stock in determining earnings per share results.

2.  Cash Flows

Interest  paid was $22,119,000, $26,981,000 and $27,436,000 in 1994,  1993  and
1992, respectively.

The following table summarizes the activity of businesses sold or discontinued included in the accompanying consolidated statement of cash flows:

                                                    Year Ended December 31,
                                                     -----------------------
                                                    1994      1993     1992
                                                    ----      ----     ----
                                                    (Amounts in Thousands)

Fair value of assets sold                        $39,439   $   --- $ 52,793
Liabilities assumed by the purchaser             (16,143)       --- (13,329)
Notes receivable and other non-cash proceeds
   received as part of the proceeds               (6,000)       ---    (316)
Cash payments relating to businesses
   sold or discontinued, net                      (4,831)   (2,420)    (335)
                                                  ------    ------   ------
Net cash proceeds (payments) relating
   to businesses sold or discontinued            $12,465   $(2,420) $38,813
                                                  =======   ======   ======

Non-cash financing and investing activities excluded from the accompanying consolidated statement of cash flows consisted of approximately $2,979,000 of unrealized loss on investment in marketable securities in 1994 (see Note 11).

Non-cash financing and investing activities were not significant for the year ended December 31, 1993.

The following summarizes other non-cash financing and investing activities for 1992:
                                                   (Amounts in Thousands)
Use of restricted cash and investments
 in settlement of certain litigation
 (see Note 7)                                              $11,800
Exchange of debentures (see Note 7)                          4,050
Settlement of 11% subordinated notes
 receivable (see Note 7)                                     2,576
Other                                                        1,556


Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)



3.  Income Taxes

In the first quarter of 1993, the Company adopted SFAS No. 109, as a change in accounting method. The effect of this change in the accounting method was not material. Prior year financial statements have not been restated to reflect the new accounting method. The effect of adopting this new accounting method in the first quarter of 1993 was not significant to the provision for income taxes as compared to the prior accounting method. For the year ended December 31, 1992, the provision (credit) for income taxes was computed in accordance with the comprehensive income tax allocation method, which recognizes the tax effects of all income and expense transactions included in each year's consolidated statement of operations, regardless of the year the transactions are reported for tax purposes.

The tax effect of temporary differences which gave rise to significant portions of deferred income tax assets and liabilities as of December 31, 1994 and December 31, 1993 are as follows:

                                                         Dec. 31,  Dec. 31,
                                                          1994      1993
                                                          ------    ------
                                                    (Amounts in Thousands)
 U. S. Federal Prepaid (Deferred) Income Tax
 Assets Arising From:
    Accounts receivable                                 $ 1,399   $ 1,387
    Inventory                                              (468)     (666)
    Insurance reserves                                    7,688     4,576
    Other reserves, liabilities and
      assets, net                                        11,181    11,703
                                                         ------    ------
                                                        $19,800   $17,000
                                                         ======    ======
 Deferred (Prepaid) Income Tax Liabilities
 Arising From:
   Property and equipment, net                           $12,406   $11,709
   Prepaid pension assets                                  1,230     1,666
   Unamortized debt discount                                 ---       102
   Insurance reserves                                       (643)   (1,025)
   Other reserves, liabilities and
     assets, net                                           2,476     2,504
   Capital loss carryforward                              (6,217)   (6,217)
   Unrealized loss on business sold                         (604)   (3,405)
   Other tax assets                                       (3,642)   (1,660)
   Valuation allowances                                   13,226    14,326
                                                          ------    ------
                                                         $18,232   $18,000
                                                          ======    ======



Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)


At December 31, 1994, the Company has a capital loss carryforward of approximately $17,700,000, which expires in the year 1997. The Company has provided a valuation allowance equal to the tax effect of capital loss carryforwards and certain other tax assets, since realization of these tax assets cannot be reasonably assured. At December 31, 1994, the Company has approximately $3,000,000 of net U.S. Federal prepaid income tax assets which are expected to be realized through future operating earnings.

The following is a summary of the components of earnings (loss) from continuing operations before income tax credit:

                                                 Year Ended December 31,
                                                 -----------------------
                                               1994     1993       1992
                                               ----     ----       ----
                                                 (Amounts in Thousands)

 Domestic                                   $23,100 $(17,000) $(24,400)
 Foreign                                      4,300    5,400     6,400
                                             ------   -------   -------
                                            $27,400 $(11,600) $(18,000)
                                             ======   =======   =======

The following is a summary of the provision (credit) for income taxes from continuing operations included in the accompanying consolidated statement of operations:
                                                 Year Ended December 31,
                                                ------------------------
                                               1994      1993      1992
                                               ----      ----      ----
                                                 (Amounts in Thousands)
 Federal income taxes--
    Current                                 $ 7,125    $2,800   $   600
    Deferred                                    300    (6,300)   (1,700)
                                              -----    ------   -------
                                              7,425    (3,500)   (1,100)
 Foreign                                      1,500     2,600     3,200
 State                                        1,275     1,900       900
                                              -----    ------   -------
                                            $10,200    $1,000   $ 3,000
                                             ======     =====    ======


Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)



Income   tax   payments,  net  of  refunds,  were  approximately   $10,895,000,
$11,950,000 and $1,600,000 in 1994, 1993 and 1992, respectively.

The table below reconciles the federal statutory income tax rate to the effective tax rate from continuing operations of approximately 37.2%, 8.6% and 16.7% in 1994, 1993 and 1992, respectively.

                                                 Year Ended December 31,
                                                 -----------------------
                                                 1994      1993     1992
                                                 ----      ----     ----
                                                 (Amounts in Thousands)
Income tax provision (credit) from
 continuing operations at the Federal
 statutory rate                                $ 9,590 $(4,060)   $(6,120)
Net change from statutory
 rate:
Change in valuation reserve, net                (1,625)  2,618        ---
Effect of unrecognized capital losses             ---      ---      3,990
State taxes, net of federal tax effect             829   1,235        594
Amortization not deductible for
 tax purposes                                      737     746        552
Businesses sold                                    613    (172)     2,827
Foreign source deemed income                      ---      700        648
Tax effect on foreign income                      164      196        479
Other, net                                       (108)    (263)        30
                                                -----   ------    -------

                                              $10,200  $ 1,000    $ 3,000
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



Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

4.  Notes, Mortgage Notes and Debentures Payable

Notes, mortgage notes and debentures payable in the accompanying consolidated balance sheet at December 31, 1994 and 1993 consist of the following:

                                                     December 31,
                                                     -------------
                                                    1994         1993
                                                    ----         ----
                                                  (Amounts in Thousands)

Notes payable to banks                          $     51     $  7,348
Mortgage notes payable                             6,774        8,188
Other                                                887        1,141
9 7/8% Senior Subordinated Notes
 due 2004 ("9 7/8% Notes"), net of
 unamortized original issue discount
 of $1,632,000                                   216,868          ---
9 3/4% Senior Notes due 1997
 ("9 3/4% Senior Notes"), net of
 unamortized original issue
 discount of $293,000                                ---       51,152
13 1/2% Senior Subordinated
 Debentures due 1997 ("13 1/2%
 Debentures"), net of unamortized
 original issue discount of
 $53,000                                             ---       79,305
11 1/2% Senior Subordinated
 Debentures due 1994 ("11 1/2%
 Debentures"), net of unamortized
 original issue discount of
 $18,000                                             ---       22,582
11% Subordinated Sinking Fund
 Debentures due 2004 ("11%
 Debentures"), net of unamortized
 debt discount of $18,000                            ---       19,406
10% Subordinated Sinking Fund
 Debentures due 1999 ("10%
 Debentures"), net of unamortized
 debt discount of $8,000                             ---        2,587
7 1/2% Convertible Sinking Fund
 Debentures due 2006 ("7 1/2%
 Convertible Debentures")                            ---       15,494
                                                 -------      -------
                                                 224,580      207,203
Less amounts included in current
 liabilities                                       4,629       37,539
                                                 -------      -------
                                                $219,951     $169,664
                                                 =======      =======

On January 14, 1994, the Company redeemed $22,600,000 principal amount of its 11 1/2% Debentures, which were called for redemption in December 1993 and were classified as a current liability in the accompanying consolidated balance sheet. In February 1994, the Company sold in a public offering $218,500,000 of



Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

its 9 7/8% Senior Subordinated Notes due 2004 ("9 7/8% Notes") at a discount of approximately $1,717,000, which is being amortized over the life of the issue. Net proceeds from the sale of the 9 7/8% Notes, after deducting underwriting commissions and expenses, amounted to approximately $207,695,000, and a portion of such proceeds was used to redeem, on March 24, 1994, the Company's outstanding principal amount of indebtedness and to pay accrued interest on $51,445,000 of its 9 3/4% Senior Notes, $79,358,000 of its 13 1/2% Debentures,
$2,595,000 of its 10% Debentures, and $19,424,000 of its 11% Debentures, all of which were called for redemption on February 22, 1994. The 13 1/2% Debentures were redeemed at 101.5% of the outstanding principal amount thereof, while the other issues were redeemed at par. Interest expense, net of interest income, in the first quarter of 1994 was approximately $1,300,000 greater than it would have been had the debt redemption occurred on the same day as the financing. The call for these debt redemptions resulted in an extraordinary loss of approximately $6,100,000 ($.49 per share) net of an income tax credit of approximately $3,175,000, which was recorded in the fourth quarter of 1993. See Note 9 with respect to the pro forma effect of the debt redemptions.

The indenture governing the 9 7/8% Notes restricts, among other things, the payment of cash dividends, repurchase of the Company's capital stock and the making of certain other restricted payments, the incurrence of additional indebtedness, the making of certain investments, mergers, consolidations and sale of assets (all as defined in the indenture). Upon certain asset sales (as defined in the indenture), the Company will be required to offer to purchase, at 100% principal amount plus accrued interest to the date of purchase, 9 7/8% Notes in a principal amount equal to any net cash proceeds (as defined in the indenture) that are not invested in properties and assets used primarily in the same or related business to those owned and operated by the Company at the issue date of the 9 7/8% Notes or at the date of such asset sale and such net cash proceeds were not applied to permanently reduce Senior Indebtedness (as defined in the indenture). The 9 7/8% Notes are redeemable at the option of the Company, in whole or in part, at any time and from time to time, at 104.214% on March 1, 1999, declining to 100% on March 1, 2002 and thereafter.

In the first half of 1994, the Company purchased $9,121,000 principal amount of 7 1/2% Convertible Debentures, which resulted in an extraordinary gain of approximately $300,000, net of income taxes of approximately $150,000. On October 24, 1994, the Company redeemed its remaining outstanding $6,373,000 principal amount of 7 1/2% Convertible Debentures, plus paid accrued interest and a slight redemption premium. This redemption resulted in an extraordinary loss of approximately $100,000, net of income taxes of $100,000 in the third quarter of 1994. These purchases and redemptions resulted in a net extraordinary gain of $200,000 ($.02 per share) for the year ended December 31, 1994.

Discount and deferred costs relating to various notes and debentures in 1993 were principally being amortized over the original life of those issues. Such amortization of discount and deferred costs was approximately $1,400,000, $2,100,000 and $2,000,000 in 1994, 1993 and 1992, respectively. In the fourth quarter of 1993, as a result of the call for redemption of certain of the Company's indebtedness described above, the Company wrote off approximately $8,100,000 of unamortized deferred debt expense and debt discount and provided a redemption premium of approximately $1,175,000, both of which were recorded



Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

as an extraordinary loss.

At December 31, 1994, approximately $28,800,000 was available for the payment of cash dividends or stock payments under the terms of the Company's Indenture governing the 9 7/8% Notes.

The Company's Canadian subsidiary has a $14,300,000 secured line of credit, of which approximately $10,550,000 in the aggregate is available to the Company. At December 31, 1994, there was approximately $51,000 outstanding under this secured line of credit bearing interest at rates that approximate the prime rate of interest. The line of credit facility is subject to review in April of each year. The Canadian subsidiary pays a commitment fee of .25% per annum on the unutilized portion of the line of credit payable monthly on a pro rata basis.

Mortgage notes payable include various mortgage notes and other related indebtedness payable in installments through 2009 and bearing interest at rates ranging from 8.4% to 11.5%. Approximately $6,774,000 of such indebtedness is collateralized by property and equipment with an aggregate net book value of approximately $5,254,000 at December 31, 1994.

Other obligations include borrowings relating to equipment purchases and other borrowings bearing interest from 2% to 12.45% and maturing at various dates through 2001. Approximately $887,000 of such indebtedness is collateralized by property and equipment with an aggregate net book value of approximately $700,000 at December 31, 1994.

There were no material short-term borrowings during 1994.

The following is a summary of maturities of all of the Company's debt obligations, excluding unamortized debt discount, due after December 31, 1995:

                                     (Amounts in Thousands)
    1996                                     $    527
    1997                                          547
    1998                                          549
    1999                                          205
    Thereafter                                219,755
                                              -------
                                             $221,583
                                              =======



Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

5.  Common Stock, Special Common Stock, Stock Options  and  Deferred
    Compensation

Each share of Special Common Stock has 10 votes on all matters submitted to a stockholder vote, except that the holders of Common Stock, voting separately as a class, have the right to elect 25% of the directors to be elected at a meeting, with the remaining 75% being elected by the combined vote of both classes. Shares of Special Common Stock are generally non-transferable, but are freely convertible on a share-for-share basis into shares of Common Stock.

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

At December 31, 1994, a total of 1,584,597 shares of Common Stock was reserved as follows:

           Stock option plans                            782,500
           Conversion of Special Common Stock            802,097
                                                       ----------
                                                       1,584,597
                                                       =========

At December 31, 1994, a total of 43,500 shares of Special Common Stock was reserved for stock option plans.

The Company has several stock option plans which provide for the granting of options to certain officers, employees and non-employee directors of the Company. Options granted under the plans vest over periods ranging up to five years and expire from eight to ten years from the date of grant. At December 31, 1994, the total options granted and available for grant under these plans is 782,500, and there were options outstanding covering 494,100 shares of Common and Special Common Stock, of which 261,500 options are currently exercisable.

Options for 50,100 and 65,100 shares of Common and Special Common Stock  became
exercisable  during  1994  and  1993,  respectively.   Proceeds  from   options
exercised are credited to common stock and additional paid-in capital.



Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)


The following table summarizes all Common and Special Common Stock option transactions for the three years ended December 31, 1994:

                                     Number             Option Price
                                    of Shares      Per Share       Total
                                    ---------      ---------       -----
Options outstanding at
 December 31, 1991                   376,500     $2.25-$15.69    $1,593,459
 Exercised                           (85,700)       2.25-2.88      (240,613)
 Canceled                            (50,500)       2.25-8.69      (288,008)
                                     -------      -----------     ---------
Options outstanding at
 December 31, 1992                   240,300     $2.25-$15.69    $1,064,838
 Granted                             280,000             8.75     2,450,000
 Exercised                           (16,400)      2.25-2.875       (44,000)
                                     -------      -----------     ---------
Options outstanding at
 December 31, 1993                   503,900     $2.25-$15.69    $3,470,838
 Exercised                            (9,800)           2.875       (28,175)
                                     -------      -----------     ---------
Options outstanding at
 December 31, 1994                   494,100     $2.25-$15.69    $3,442,663
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


6.  Pension, Retirement, Profit Sharing Plans and Post-Retirement Benefits

The Company and its subsidiaries have various pension, retirement and profit sharing plans requiring contributions to qualified trusts and union administered funds. Pension and profit sharing expense charged to operations aggregated approximately $2,883,000 in 1994, $1,683,000 in 1993 and $2,130,000
in 1992. The Company's policy is to fund currently the actuarially determined annual contribution.

The Company's net pension expense for its defined benefit plans for 1994, 1993 and 1992 consists of the following components:
                                                  Year Ended December 31,
                                                  -----------------------
                                                 1994       1993       1992
                                                 ----       ----       ----
                                                  (Amounts in Thousands)

Service costs                                  $1,647     $1,685     $1,584
Interest cost                                   2,261      1,989      1,967
Actual net income on plan assets               (2,155)    (3,295)    (3,173)
Net amortization and deferred items                10        822      1,070
                                                -----      -----      -----
                                               $1,763     $1,201     $1,448
                                                =====      =====      =====



Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)


The  following  tables  set forth the funded status of  the  Company's  defined benefit plans and amounts recognized in the Company's consolidated balance sheet at December 31, 1994 and 1993:
                                                 Plan Assets Exceeding
                                                   Benefit Obligation
                                                   ------------------
                                                    1994        1993
                                                    ----        ----
                                                (Amounts in Thousands)
Actuarial present value of benefit
obligations at September 30:
Vested benefits                                  $18,149      $17,799
Non-vested benefits                                  630          434
                                                  ------       ------
Accumulated benefit obligation                    18,779       18,233
Effect of projected future compensation levels     5,373        5,936
                                                  ------       ------
Projected benefit obligation                      24,152       24,169
Plan assets at fair value at September 30         24,486       24,055
                                                  ------       ------
Plan assets in excess of (less than)
 the projected benefit obligation                    334         (114)
Unrecognized net loss                              5,401        7,294
Unrecognized net assets                           (2,412)      (2,971)
Unrecognized prior service costs                    (129)         312
                                                  ------       ------
                                                 $ 3,194      $ 4,521
                                                  ======       ======

                                                  Accumulated Benefit
                                                       Obligation
                                                 Exceeding Plan Assets
                                                 ---------------------
                                                    1994        1993
                                                    ====        ====
                                                (Amounts in Thousands)
Actuarial present value of benefit
obligations at September 30:
Vested benefits                                  $ 4,199      $ 4,221
Non-vested benefits                                  232          305
                                                  ------       ------
Accumulated benefit obligation                     4,431        4,526
Effect of projected future compensation levels       ---          ---
                                                  ------       ------
Projected benefit obligation                       4,431        4,526
Plan assets at fair value at September 30          3,691        3,678
                                                  ------       ------
Plan assets less than the projected
 benefit obligation                                 (740)        (848)
Unrecognized net loss                                807          806
Unrecognized prior service costs                     602          652
Additional minimum liability                      (1,409)      (1,458)
                                                  ------       ------
                                                $  (740)     $  (848)
                                                  ======       ======

Plan assets include commingled funds, marketable securities, insurance contracts and cash and short-term investments. The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8 percent and 5 1/2 percent, respectively, in 1994, 7 1/8 percent and 5 1/2 percent, respectively, in 1993 and 8 percent and 6 percent, respectively, in 1992. The expected long-term rate of return on assets was 8 1/2 percent in 1994 and 1993 and 9 1/2 percent in 1992.



Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)



In 1994 and 1993, a minimum pension liability and an intangible asset for certain plans was recognized, resulting in a reduction in the Company's stockholders' investment of approximately $672,000 and $806,000, respectively.

On January 1, 1993, the Company adopted the accounting requirements of Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions" and recorded, as a charge to operations, the accumulated post-retirement benefit obligation ("APBO") of approximately $3,100,000, before income tax credit of approximately $1,000,000 ($.17 per share, net of tax), as the cumulative effect of an accounting change. Previously, health care and related benefits for qualified active and retired beneficiaries were charged to operating results in the period that such benefits were paid. The remaining liability of approximately $1,200,000 at December 31, 1994 related to these benefits is not significant to the Company's financial position.

7.  Commitments and Contingencies

The Company provides accruals for all direct and indirect costs associated with the estimated resolution of contingencies at the earliest date at which the incurrence of a liability is deemed probable and the amount of such liability can be reasonably estimated.

At December 31, 1994, the Company and its subsidiaries are obligated under lease agreements for the rental of certain real estate and machinery and equipment used in its operations. Minimum annual rental expense aggregates approximately $26,598,000 at December 31, 1994. The obligations are payable as follows:

          1995          $ 4,130,000
          1996            3,393,000
          1997            2,907,000
          1998            2,596,000
          1999            1,880,000
          Thereafter     11,692,000




Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)



Certain of these lease agreements provide for increased payments based on changes in the consumer price index. Rental expense, from continuing operations in the accompanying consolidated statement of operations, excluding Dixieline, for the years ended December 31, 1994, 1993 and 1992 was approximately $7,000,000, $6,600,000 and $8,700,000, respectively. Under certain of these lease agreements, the Company and its subsidiaries are also obligated to pay insurance and taxes.

During 1992, a former subsidiary of the Company (sold in 1984) defaulted on certain principal and interest payments relating to obligations under which the Company was contingently liable. In March 1994, the Company paid approximately $1,594,000 of interest payments through that date on such obligations. In the third and fourth quarter of 1994, the Company purchased, at a slight discount, approximately $6,640,000 principal amount of such obligations (consisting of all of such obligations) from several holders. The Company did not record any losses in 1994 in connection with the settlement of these contingent obligations.

In July 1992, derivative litigation against the Company and its directors challenging the transactions involving the retirement in 1990 of the Company's former Chairman was settled. In connection with the settlement, the Company recorded a net after-tax gain on discontinued operations, in the third quarter, of approximately $900,000 ($.07 per share).

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



Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

8.  Operating Segment Information and Concentration of Credit Risk

The Company operates in one industry segment, Residential and Commercial Building Products. No single customer accounts for 10% or more of consolidated net sales. More than 90% of net sales and identifiable segment assets are related to the Company's domestic operations.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different geographical regions. At December 31, 1994, the Company had no significant concentrations of credit risk.

9.  Businesses Sold

On March 31, 1994, the Company sold all the capital stock of Dixieline for approximately $18,800,000 in cash and $6,000,000 in preferred stock of the purchaser. In the third quarter of 1993, the Company provided a valuation reserve of approximately $20,300,000 ($1.19 per share, net of tax) to reduce the Company's net investment in Dixieline to estimated net realizable value. No additional loss in 1994 was incurred in connection with this sale. In January 1995, the Company paid approximately $1,750,000 ($.14 per share, net of tax) as a final purchase price adjustment related to one of its businesses sold and recorded a charge to earnings in the fourth quarter of 1994.

The following table presents the approximate unaudited pro forma operating results of the Company for the year ended December 31, 1994 and December 31, 1993, as adjusted for the debt financing, debt redemptions (see Note 4) and the pro forma effect of businesses sold including the sale of Dixieline:

                                              Year Ended December 31,
                                              -----------------------
                                                 1994          1993
                                                 ----          ----
                                           (Amounts in Thousands except
                                                 per share amounts)

Net sales                                      $737,160      $660,908
Earnings from continuing operations              19,900         3,500
Fully diluted earnings per share                   1.55           .28

In computing the pro forma earnings from continuing operations, interest expense on the indebtedness redeemed during the period that such indebtedness was outstanding was excluded from operating results at an average interest rate of approximately 13.5% (including amortization of debt discount and deferred debt expense) for the periods presented, net of the tax effect. Interest expense was included on the Notes at a rate of approximately 9 7/8%, plus amortization of deferred debt expense and debt discount, for the periods presented, net of tax effect. The net after-tax loss recorded in the third quarter of 1993 from the valuation reserve recorded to reduce the Company's net investment in Dixieline to



Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)


net realizable value and the $1,750,000 in 1994, noted above, was also excluded. Investment income was assumed earned on the remaining cash proceeds from the debt financing at a rate of 3.5%. No investment income was assumed earned on the proceeds from the sale of Dixieline.

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

The combined unaudited net sales and pre-tax loss for all businesses sold in 1993 and 1992 included in the consolidated statement of operations of the Company were approximately $83,205,000 and $600,000, respectively, for the year ended December 31, 1993, and approximately $187,700,000 and $2,250,000, respectively, for the year ended December 31, 1992.

10. Discontinued Operations

Results of discontinued operations include other income and expense items relating to businesses discontinued in prior years, including an increase in reserves of approximately $1,400,000 in the third quarter and $5,000,000 in the fourth quarter of 1992.

11. Net Gain (Loss) on Investment and Marketable Securities

On January 1, 1994, the Company adopted the accounting requirements of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", and recorded as income the accumulated unrealized marketable security reserve recorded at December 31, 1993 of approximately $400,000 ($.03 per share) as the cumulative effect of an accounting change. Under the new accounting method, the Company will record unrealized gains or losses on such investment securities as adjustments to stockholders' investment. Previously, such gains or losses were recorded in the Company's statement of operations. At December 31, 1994, the reduction in the Company's stockholders' investment under the new accounting method for gross unrealized losses was approximately $3,379,000. At December 31, 1994, there were no gross unrealized gains on the Company's marketable securities. Prior periods have not been restated.



Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

The  Company's  marketable securities at December 31, 1994 consist  of   U.  S.
Government Treasury Notes due as follows:
                                                             Fair
                                     Principal              Market
Due                                    Amount      Cost     Value
                                       ------      ----     -----
                                          (Amounts in Thousands)

1-5 years                             $16,000    $16,004   $14,712
5-10 years                             15,000     15,349    13,262
                                       ------     ------    ------
                                      $31,000    $31,353   $27,974
                                       ======     ======    ======

In 1994, there were no realized gains or losses on marketable securities.

During 1993, the Company recorded a pre-tax gain on investment and marketable securities of $1,000,000 ($.05 per share, net of tax) in the first quarter, a pre-tax gain of $450,000 ($.02 per share, net of tax) in the second quarter, a $900,000 pre-tax gain ($.05 per share, net of tax) in the third quarter and a pre-tax loss of $700,000 ($.04 per share, net of tax) in the fourth quarter.

During 1992, the Company recorded a pre-tax loss on investment and marketable securities of $500,000 ($.03 per share, net of tax) in the first quarter, a pre-tax gain of $850,000 ($.04 per share, net of tax) in the second quarter, a $1,050,000 pre-tax gain ($.06 per share, net of tax) in the third quarter and a pre-tax loss of $550,000 ($.04 per share, net of tax) in the fourth quarter.

12. Selling, General and Administrative Expense

During 1994, the Company incurred net after-tax charges of approximately $6,600,000 principally relating to expenses of certain cost reduction activities and manufacturing process improvements in each of the Company's operating groups, marketing expenses as a result of competitive conditions and expenses of certain litigation and other matters in dispute. The effect of these costs and expenses was partially offset in the second quarter of 1994 by approximately $1,900,000 of after-tax income resulting from the settlement of certain insurance claims and disputes. Net after-tax charges of approximately $1,500,000 in 1993 were incurred in connection with cost reduction activities and manufacturing process improvements.

In the fourth quarter of 1993, the Company's Plumbing Products Group recorded a pre-tax loss of approximately $2,800,000 ($.15 per share, net of tax) in connection with the restructure of certain product lines. In the third quarter of 1993, the Company recorded a pre-tax loss of approximately $1,600,000 ($.08 per share, net of tax) as a result of the sale in October 1993 of certain real property and provided a pre-tax reserve of approximately $700,000 ($.04 per share, net of tax) in connection with the consolidation of certain of its manufacturing facilities.



Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)



13. Accrued Expenses and Taxes, Net

Accrued expenses and taxes, net, consist of the following at December 31, 1994 and 1993:
                                                       December 31,
                                                     -------------
                                                   1994          1993
                                                   ----          ----
                                                (Amounts in Thousands)

Interest                                        $ 7,446      $  4,759
Insurance                                        23,483        17,677
Payroll, management incentive and
 accrued employee benefits                       14,609        11,647
Businesses sold or discontinued                   1,750         8,650
Other, net                                       50,721        48,689
                                                -------        ------
                                                $98,009       $91,422
                                                =======        ======

14. Summarized Quarterly Financial Data (Unaudited)

The following summarizes unaudited quarterly financial data for the years ended December 31, 1994 and December 31, 1993:

                                         For the Quarters Ended
                                         ----------------------
                                April 2     July 2      Oct. 1    Dec. 31
                                -------    -------      ------    -------
                                  (In Thousands Except Per Share Amounts)
1994
Net sales                      $169,020   $193,722    $197,012  $177,406
Gross profit                     49,718     57,678      58,075    51,361
Earnings from continuing
 operations                         700      5,500       6,400     4,600

Net earnings                      1,500      5,400       6,300     4,600

Earnings per share from
 continuing operations:
 Primary                            .06        .44         .50       .36
 Fully diluted                      .06        .43         .50       .36

Net earnings per share:
 Primary                            .12        .43         .49       .36
 Fully diluted                      .12        .42         .49       .36




Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)


                                         For the Quarters Ended
                                         ----------------------
                                April 3     July 3      Oct. 2    Dec. 31
                                -------    -------      ------    -------
                                  (In Thousands Except Per Share Amounts)
1993
Net sales                      $178,707   $195,058    $202,030  $168,318
Gross profit                     49,545     54,665      56,985    50,430
Earnings (loss) from
 continuing operations           (1,400)     1,500     (12,900)      200

Net earnings (loss)              (3,500)     1,500     (12,900)   (5,900)

Earnings (loss) per share
 from continuing operations:
 Primary                           (.11)      .12        (1.03)      .02
 Fully diluted                     (.11)      .12        (1.03)      .02

Net earnings (loss) per share:
 Primary                           (.28)      .12        (1.03)     (.47)
 Fully diluted                     (.28)      .12        (1.03)     (.47)

The Company's earnings (loss) from continuing operations in 1993 includes an approximate $14,900,000 net after-tax loss ($1.19 per share) in the third quarter relating to a valuation reserve to reduce the Company's investment in Dixieline to estimated net realizable value. (See Notes 1 and 9.) The net earnings (loss) in 1993 also includes an approximate $2,100,000 net after-tax loss ($.17 per share) related to the cumulative effect of an accounting change in the first quarter (see Note 6), and an approximate $6,100,000 after-tax extraordinary loss ($.49 per share) in the fourth quarter related to the call for debt redemption in the first quarter of 1994. (See Note 4.)

See Notes 4, 6, 9, 11 and 12 regarding certain other quarterly transactions included in the operating results in the above table.

Lower net sales in 1994 and 1993, as compared to the prior year principally reflect the effect of businesses sold, partially offset by increased net sales of ongoing operations, in part, resulting from the overall improvement in the residential housing market. (See Management's Discussion and Analysis of Financial Condition and Results of Operations).




Report of Independent Public Accountants


To Nortek, Inc.:

We have audited the accompanying consolidated financial statements of Nortek, Inc. (a Delaware corporation) and subsidiaries listed in Item 14(a)(1) of this Form 10-K. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nortek, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

As explained in Note 6 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for post-retirement benefits other than pensions. As explained in Note 11 to the consolidated financial statements, effective January 1, 1994, the Company changed its method of accounting for marketable securities.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                     ARTHUR ANDERSEN LLP



Boston, Massachusetts,
February 28, 1995





SCHEDULE II




                        NORTEK, INC. AND SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS


                            BALANCE   CHARGED
                                 AT  TO COSTS   CHARGED DEDUCTIONS   BALANCE
                          BEGINNING       AND  TO OTHER       FROM    AT END
CLASSIFICATION              OF YEAR  EXPENSES  ACCOUNTS   RESERVES   OF YEAR
- --------------            ---------  --------  -------- ----------   -------
                                          (Amounts in Thousands)

For the year ended December 31, 1992:

Allowances for doubtful
 accounts and sales
 allowances                  $4,633    $2,362   $ (573)(b)$(2,354)(a) $4,068
                              =====     =====     =====     ======     =====

For the year ended December 31, 1993:

Allowances for doubtful
 accounts and sales
 allowances                  $4,068    $1,832   $ (125)(c)$(1,577)(a) $4,198
                              =====     =====     =====     ======     =====

For the year ended December 31, 1994:

Allowances for doubtful
 accounts and sales
 allowances                  $4,198    $  762   $  147 (d)$(1,077)(a) $4,030
                              =====     =====     =====     ======     =====



(a) Amounts written off, net of recoveries.
(b) Sale of businesses.
(c) Transfer of allowances for doubtful accounts of Dixieline to current assets of business held for sale.
(d) Other




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

          3.3 By-laws of Nortek, Inc. (as amended through November 30, 1993) (Exhibit 3.3 to Form 10-K filed March 25, 1994, File No. 1-6112).

          4.1 Rights Agreement dated as of March 31, 1986 as amended and restated as of March 18, 1991 between the Company and State Street Bank and Trust Company, as Rights Agent (Exhibit 1 to Form 8-K filed March 26, 1991, File No. 1-6112).

          4.2 Amendment No. 1 dated as of October 6, 1993 to Amended and Restated Rights Agreement dated as of March 18, 1991 (Exhibit 1 to Form 8-K filed October 12, 1993, File No. 1-6112).

          4.3 Indenture dated as of February 14, 1994 between the Company and State Street Bank and Trust Company, as Trustee, relating to the 9 7/8% Senior Subordinated Notes due 2004 (Exhibit 4.5 to Form 10-K filed March 25, 1994, File No. 1-6112).

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

          *11.1      Calculation  of  Shares Used in Determining  Earnings  Per
          Share.

          *21.1     List of subsidiaries.

          *23.1     Consent of Independent Public Accountants

          *27.1     Financial Data Schedule.