Form 10-K/A
period 1994-12-31
NORTEK INC
filed 1995-04-28
CIK 72423

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

The  aggregate  market  value  of  the  voting  stock  held   by
nonaffiliates of the registrant as of April 17, 1995 was $111,632,912. See Item 12.

The number of shares of Common Stock outstanding as of April 17,
1995   was  12,026,309.  The number of shares of Special  Common
Stock outstanding as of April 17, 1995 was 523,940.

               DOCUMENTS INCORPORATED BY REFERENCE


None.
- ----------------------------------------------------------------
- ----------------------------------------------------------------

PART III

Item 10.  Directors and Executive Officers of the Registrant.

          The Directors of the Company are:

Term Expiring at                                                     Director
 1995 Annual Meeting        Principal Occupation                Age   Since

Dennis J. McGillicuddy      President and Director of Coaxial   53     1990
                            Communications of Central Ohio,
                            Inc., Coaxial Communications of
                            Southern Ohio, Inc. (cable
                            television services) and related
                            entities

D. Stevens McVoy            Vice President and Director of      52     1993
                            Coaxial Communications of Central
                            Ohio, Inc., Coaxial
                            Communications of Southern Ohio,
                            Inc. (cable television services)
                            and related entities



   Term Expiring
 at 1996 Annual Meeting

Philip B. Brooks            Retired, Certified Public            81    1981
                            Accountant


Richard J. Harris           Vice President and Treasurer of      58    1984
                            the Company


J. Peter Lyons              President of The J. Peter Lyons      60    1991
                            Companies (consulting services for
                            employee insurance benefits)




Term Expiring at the
 1997 Annual Meeting

Richard L. Bready           Chairman, President and Chief        50    1976
                            Executive Officer of the Company

Barry Silverstein           Principal owner and Director of      62    1992
                            Coaxial Communications of Central
                            Ohio, Inc., Coaxial Communications
                            of Southern Ohio, Inc. (cable
                            television services) and related
                            entities


      Mr. McGillicuddy has been President and a director and Mr. McVoy has been Vice President and a director, for more than the past five years, of the Coaxial Communications Companies, which they founded along with Mr. Silverstein. Mr. Brooks is a certified public accountant who retired from active practice in 1967. Mr. Harris has been employed by the Company in his present capacities for more than the past five years. Mr. Lyons, for more than the past five years, has been President of The J. Peter Lyons Companies which has designed benefit plans and provided insurance services to the Company. Mr. Bready became Chairman and Chief executive Officer of the Company in 1990 after serving as President, Chief Operating Officer and Chief Financial Officer of the Company for more than five years. He is also a director of Lehigh Group, Inc. Mr. Silverstein, for more than the past five years, has been the principal owner and director of the Coaxial Communications Companies, which he founded along with Messrs. McGillicuddy and McVoy. Mr. Silverstein has also been Chief Executive Officer (June 1985 to May 1988 and February 1991 to May
1991), Chairman of the Executive Committee (May 1988 to February 1991) and Chairman of the Board (June 1986 to May 1988 and February 1991 to present) of CCX, Inc. a manufacturer of building products. Messrs. McGillicuddy and McVoy are also directors of CCX, Inc.

      In addition to Messrs. Bready and Harris, the executive officers of the Company are:

Name                     Age                 Position
- -------------            ---       ------------------------------
Almon C. Hall            48        Vice President, Controller and
                                   Chief Accounting Officer

Siegfried Molnar         54        Senior Vice President - Group Operations

Kenneth J. Ortman        59        Senior Vice President - Group Operations

Kevin W. Donnelly        40        Vice President, General Counsel and
                                   Secretary

      The executive officers have served in the same or substantially similar executive positions with the Company for at least the past five years.



Item 11.  Executive Compensation.

      The following table sets forth, on an accrual basis, information concerning the compensation for services to the Company and its subsidiaries for 1992, 1993 and 1994 of those persons who were, at December 31, 1994, the chief executive officer and the other four most highly compensated executive officers of the Company.


                          SUMMARY COMPENSATION TABLE

                                                       Long-
                                                       Term
                                                       Compen-
                                                       sation
                           Annual Compensation(1)      Awards
                                                       Securities All Other
Name and                                               Underlying Compen-
Principal Position        Year  Salary       Bonus     Options    sation(2)
- ------------------        ----  --------    --------   --------   ---------
Richard L. Bready         1994  $751,404    $259,525       -0-       $3,300
 Chairman, President,     1993   731,649   2,450,000*  150,000        3,420
 and Chief Executive      1992   711,029         -0-       -0-        3,780
 Officer(3)

Almon C. Hall             1994   225,000     157,500       -0-        1,168
 Vice President,          1993   210,000     100,000    40,000        9,288
 Controller and Chief     1992   210,000      75,000       -0-        1,338
 Accounting Officer

Richard J. Harris         1994   200,000     140,000       -0-          766
 Vice President and       1993   175,000     100,000    40,000          793
 Treasurer                1992   175,000      75,000       -0-          877

Siegfried Molnar          1994   210,000      70,000       -0-          -0-
 Senior Vice President-   1993   200,000      30,000       -0-          -0-
 Group Operations         1992   200,000      20,000       -0-          -0-


Kenneth J. Ortman         1994   175,000      70,000       -0-          -0-
 Senior Vice President-   1993   150,000      75,000    15,000          -0-
 Group Operations         1992   150,000      75,000       -0-          -0-
______________________

* A cumulative bonus for 1991, 1992 and 1993

(1)The aggregate amount of any compensation in the form of perquisites and other personal benefits (club dues, personal use of Company property, etc.) paid in each of the years based on the Company's incremental cost, did not exceed the lesser of 10% of the executive officer's annual salary and bonus or $50,000.

(2)For certain executive officers, the Company provides additional amounts of life insurance over those provided to other salaried employees. The amounts shown for 1994 are the premiums paid for such coverage.

(3)Mr. Bready's employment agreement with the Company provides for his employment as President and Chief Executive Officer through December 31,
   1998. As of November 1, 1990, his annual base salary was $650,000 with adjustments based upon increases in the cost of living. The agreement also provides for incentive compensation based upon Nortek's annual consolidated pre-tax earnings as follows: 0.7% of the amount of such earnings up to $10,000,000, plus 1.05% of the amount of such earnings in excess of $10,000,000 and provides that discretionary bonuses may be awarded. In 1993 the Company awarded Mr. Bready a bonus covering the years 1991, 1992 and 1993 in the total amount of $2,450,000. The employment agreement may be terminated at the election of Mr. Bready and in such event he is to be retained by the Company for five years as a consultant at an annual rate of 60% of his then current annual salary, plus incentive compensation. The
   Company may terminate the agreement at any time but in such event Mr. Bready would receive severance pay in an amount equal to 60% of his then current annual salary, plus incentive compensation, payable for five years following termination. If there has been a Change in Control of the Company (as defined in the agreement) within two years before or one year after his termination, then Mr. Bready may elect to accelerate the receipt of his severance pay. If he becomes disabled or dies while employed, the Company will pay to Mr. Bready or his estate an amount equal to 60% of his then current annual salary, plus incentive compensation for five years, or, if he was performing consulting services at the time, an amount equal to 60% of the consulting fee plus incentive compensation for the remainder of the consulting period. Mr. Bready is entitled to receive bonuses and to participate in any of the Company's corporate incentive and other benefit plans except for the Company's 401(k) plan in which no executive officers are eligible to participate.

      The Company has established a severance plan for certain of its executive officers, including Messrs. Hall, Molnar, Ortman, and Harris. The plan provides that in consideration of each such employee's agreement not to voluntarily terminate his employment if there is an attempted Change in Control (as that term is defined in the plan) of the Company, if such an employee is terminated within the 24-month period following a Change in Control (including termination by reason of a material adverse change in the terms of employment as provided in the plan), such employee will be entitled to severance pay for a period of 24 months following such termination at a rate equal to his base salary plus bonus or incentive compensation (at the highest rate in the previous three years) and to continued medical, life insurance and other benefits for such 24-month period (or payment of an amount equal to the cost of providing such benefits). If a Change in Control were to have occurred as of March 1, 1995, and the named executive officers were terminated as of such date, the officers covered under this plan would have been entitled to receive, over the next succeeding 24-month period, an aggregate of approximately $2,495,000. Mr. Ortman is entitled to a minimum of 15 months severance pay if his employment is terminated without cause.



Stock Options

      The following table contains information with respect to the value realized (market value less exercise price) of options exercised in 1994 by those executive officers listed in the Summary Compensation Table and the value of their unexercised options at year-end. No options were granted to any executive officer in 1994.


        AGGREGATED OPTION EXERCISES IN 1994 AND YEAR-END OPTION VALUES


                                                             Value of
                                         Number of           Unexercised
                                         Unexercised         In-the-Money
                                         Options at          Options at
                  Shares                 Year-End            Year-End
                  Acquired    Value  -----------------   ------------------
                     on       Real-  Exer-     Unexer-   Exer-     Unexer-
Name              Exercise    ized   cisable   cisable   cisable   cisable
- ---------         --------    ----   ------    -------   -------   -------
Richard L. Bready    -         -     37,500(1)  150,000  $170,313  $468,750

Almon C. Hall        -         -     28,000      20,000   134,500    62,500

Richard J. Harris   5,000   $43,125  35,000      20,000   197,500    62,500

Siegfried Molnar     -         -     24,000        -      216,000       -

Kenneth J. Ortman   2,300   $18,450  27,400       7,500   202,538    23,438
_______________________

(1)Special Common Stock; all other option information relates to Common Stock.



Pension Plan

     The following table shows the estimated annual retirement benefits payable as a straight-life annuity to eligible employees of the Company, including executive officers, under the Company's qualified pension plan for its headquarters employees. Annual earnings for the purpose of calculating benefits (includes all compensation reported on the employee's Form W-2) cannot exceed certain limitations; the limit for 1993 was $235,840. Beginning in 1994 the maximum earnings may not exceed $150,000 and while accrued pension benefits may not be reduced from those at December 31, 1993 such accrued benefits may remain level for several years.

  Annual Average
   Remuneration                                Years of Service
  (last 5 years                  --------------------------------------
Prior to Retirement)               10        20        25    30 and over
- --------------------             -------   -------   ------  -----------
    $150,000..................   $23,273   $46,547   $58,184   $69,820
     175,000..................    27,398    54,797    68,496    82,195
     200,000..................    31,523    63,047    78,809    94,570
     225,000..................    35,648    71,297    89,121   106,945
     235,840..................    37,437    74,874    93,593   112,311

     The maximum annual benefit payable by a qualified pension plan in the form of a life annuity is limited to $120,000 plus adjustments for increases in the cost of living after 1995. Benefits are not subject to deduction for Social Security or other offset amounts.

      As  of March 1, 1995 Messrs. Bready, Hall, Harris, Molnar and Ortman  had
20, 18, 22, 5 and 5 years of service, respectively for the purposes of the plan.

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



Item 12.  Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth the beneficial ownership of equity securities of the Company by the Company's directors, by its executive officers named in the Summary Compensation Table, by its directors and executive officers as a group, and by these known by the Company to own beneficially more than 5% of its Common Stock or Special Common Stock, all as of April 17, 1995 except for the number of shares held by Gabelli Funds, Inc. as to which the date is April 18, 1995.


                              Common Stock               Special Common Stock
                              -------------------        -------------------
                              Amount and                 Amount and
                              Nature of                  Nature of
                              Beneficial     Percent     Beneficial    Percent
        Name(1)               Ownership(2)   of Class    Ownership(2)  of Class
- --------------------------    -----------    -------     ----------    -------
Richard L. Bready(3) (4)...    1,740,759     14.5         318,327        56.7
Philip B. Brooks...........       38,600      *             6,699         1.3
Almon C. Hall..............       38,613      *             2,078         *
Richard J. Harris(4).......      296,126      2.5          50,106         9.6
J. Peter Lyons.............         -                        -
Dennis J. McGillicuddy(3)..    1,503,959     12.5         234,564        44.8
D. Stevens McVoy(3)........    1,503,959     12.5         234,564        44.8
Siegfried Molnar...........       30,000      *              -
Kenneth J. Ortman..........       36,739      *              -
Barry Silverstein(3).......    1,503,959     12.5         234,564        44.8
All directors and execu-
 tive officers as a
 group(3)(4)(5)............    1,961,471     16.1         330,957        58.3
Bready Associates(3).......    1,503,959     12.5         234,564        44.8
Phoenix Associates III(3)..    1,503,959     12.5         234,564        44.8
Gabelli Funds, Inc.
 One Corporate Center
 Rye, NY 10580.............    2,112,500     17.6          20,965         4.0
______________

*  Less than 1%

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

(2)Includes shares subject to currently exercisable options in the case of Messrs. Bready (37,500 shares of Special Common Stock), Brooks (36,000 shares of Common Stock and 6,000 shares of Special Common Stock), Hall (28,000 shares of Common Stock), Harris (35,000 shares of Common Stock), Molnar (24,000 shares of Common Stock) and Ortman (27,400 shares of Common Stock). Does not include future rights to acquire shares upon the exercise of options in the case of Messrs. Bready (150,000 shares of Common Stock), Hall (20,000 shares of Common Stock), Harris (20,000 shares of Common Stock) and Ortman (7,500 shares of Common Stock). Includes 200 shares of
   Common Stock and 33 shares of Special Common Stock beneficially owned by Mr. McGillicuddy's wife, as to which Mr. McGillicuddy disclaims beneficial ownership, and 2,869 shares of Common Stock jointly owned by Mr. McVoy and his wife.

(3)Mr. Bready holds a 15% junior interest (1% senior interest), Mr. McGillicuddy a 19% junior interest (22% senior interest), Mr. McVoy a 9% junior interest (10% senior interest) and Mr. Silverstein a 57% junior interest (67% senior interest) in Bready Associates, a partnership which directly held 1,059,291 shares of Common Stock at April 17, 1995. Under the terms of the partnership agreement of Bready Associates, the partnership also exercises sole voting and dispositive power over shares of Common and Special Common held by the partners and their affiliates. Phoenix Associates III is a partnership whose general partners are Messrs. McGillicuddy (a 22.5% interest), McVoy (a 10% interest) and Silverstein a 67.5% interest). As of April 17, 1995 Phoenix Associates III directly held 183,700 shares of Common Stock. Accordingly, all shares held by the partnerships, the partners and their affiliates are included in the table as being beneficially owned by Messrs. Bready, McGillicuddy, McVoy and Silverstein and by the partnerships and are also included under shares held by directors and executive officers as a group.

(4)Various defined benefit pension plans of the Company and certain of its subsidiaries held approximately 2.0% of the outstanding Common Stock of the Company and 8.8% of the outstanding Special Common Stock at April 17, 1995. Under the provisions of the trust agreement governing the plans, the Company may instruct the trustee regarding the acquisition and disposition of plan assets and the voting of securities held by the trust. Accordingly, although the directors and officers disclaim beneficial ownership of such shares, the shares are included in the table as being beneficially owned by Messrs. Bready and Harris and are also included under shares held by directors and executive officers as a group.

(5)Includes 165,900 shares of Common Stock and 43,500 shares of Special Common Stock that directors and executive officers as a group have a right to acquire upon the exercise of currently exercisable options. Does not include future rights of executive officers to acquire shares upon exercise of options totalling 210,000 shares of Common Stock. Includes 200 shares of Common Stock and 33 shares of Special Common Stock owned by Mr. McGillicuddy's wife as to which Mr. McGillicuddy disclaims beneficial ownership, and 2,869 shares of Common Stock jointly owned by Mr. McVoy and his wife. Except as set forth in the above table, the Company knows of no persons who at April 17, 1995, beneficially owned more than 5% of the shares of Common Stock or Special Common Stock of the Company outstanding on that date.



Item 13.  Certain Relationships and Related Transactions.

      Investment in Ecological Engineering Associates Limited Partnership. Ecological Engineering Associates Limited Partnership (EEA) is engaged in the design and operation of wastewater-treatment systems. Messrs. McGillicuddy, Silverstein and McVoy, directors of the Company, are directors and sole stockholders of Environmental Engineering Inc. (EEI) which is the general partner of EEA. The Company has made an investment in EEA of $1,180,000 through March 1995 in the form of a note with interest accruing at 2% over prime and compounded annually and is currently investing at the rate of $15,000 per month contingent on EEI matching such investment and subject to termination at the discretion of management. The note, secured by a first lien on the partnership assets, matures on January 8, 1998. The Company also receives, in connection with its investment, warrants to acquire limited partnership units proportionate to all debt and equity investments made by other investors in EEA.



                                   SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

                                   NORTEK, INC.


                                      /s/Richard J. Harris
Dated: April 28, 1995            By:  ____________________________
                                        Richard J. Harris
                                        Vice President and Treasurer