Form 10-Q
period 1995-04-01
NORTEK INC
filed 1995-05-09
CIK 72423

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D. C.   20549


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


 For the quarterly period ended               April 1, 1995
                               -----------------------------

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

The  number of shares of Common Stock outstanding as of  May
5,  1995  was 12,027,325.  The number of shares  of  Special
Common Stock outstanding as of  May 5, 1995 was 522,924.


                  NORTEK, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEET
                  (Dollar Amounts in Thousands)

                                         April 1,    Dec. 31,
                                           1995        1994
                                           ----        ----
                                       (Unaudited)
                 ASSETS
Current Assets:
 Unrestricted--
  Cash and investments at cost which
   approximates market                  $ 55,255    $ 77,106
  Marketable securities available for
   sale                                   27,035      27,974
 Restricted--
  Cash, investments and marketable
   securities at cost which
   approximates market                     9,337       9,337
 Accounts receivable, less allowances
  of $4,201 and $4,030                   105,265      91,687
 Inventories:
  Raw materials                           32,147      32,660
  Work in process                         10,995       9,497
  Finished goods                          56,916      53,191
                                         -------     -------
                                         100,058      95,348
                                         -------     -------
 Prepaid expenses and other current
  assets                                   6,506       7,542
 U. S. Federal prepaid income taxes       19,800      19,800
                                         -------     -------
   Total Current Assets                  323,256     328,794
                                         -------     -------

Property and Equipment, at cost:
 Land                                      6,127       6,069
 Buildings and improvements               55,524      55,639
 Machinery and equipment                 126,326     123,848
                                         -------     -------
                                         187,977     185,556
  Less--Accumulated depreciation          89,592      87,475
                                         -------     -------
      Total Property and Equipment,
       net                                98,385      98,081
                                         -------     -------
Other Assets:
 Goodwill, less accumulated amortiza-
  tion of $22,067 and $21,459             72,281      72,682
 Deferred debt expense                     8,271       8,502
 Other                                    10,775      11,158
                                         -------     -------
                                          91,327      92,342
                                         -------     -------

                                        $512,968    $519,217
                                         =======     =======



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                  NORTEK, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEET
                           (Continued)
                  (Dollar Amounts in Thousands)

                                         April 1,    Dec. 31,
                                           1995        1994
                                           ----        ----
                                        (Unaudited)
LIABILITIES AND STOCKHOLDERS' INVESTMENT
- ----------------------------------------

Current Liabilities:
 Notes payable, current maturities
  of long-term debt and other short-
  term obligations                      $  4,573    $  4,629
 Accounts payable                         55,707      52,697
 Accrued expenses and taxes, net          84,904      98,009
                                         -------     -------
       Total Current Liabilities         145,184     155,335
                                         -------     -------

Other Liabilities:
 Deferred income taxes                    18,193      18,232
 Other                                     7,818       7,909
                                         -------     -------
                                          26,011      26,141
                                         -------     -------
Notes, Mortgage Notes and
 Debentures Payable                      219,927     219,951
                                         -------     -------

Stockholders' Investment:
 Preference stock, $1 par value;
  authorized 7,000,000 shares,
  none issued                                ---         ---
 Common Stock, $1 par value;
  authorized 40,000,000 shares,
  15,820,564 shares and 15,814,246
  shares issued                           15,820      15,814
 Special Common Stock, $1 par value;
  authorized 5,000,000 shares,
  796,379 shares and 802,097
  shares issued                              796         802
Additional paid-in capital               134,627     134,627
Retained earnings                          3,266         766
Cumulative translation, pension and
 other adjustments                       (4,612)     (6,168)
 Less - treasury common stock at
        cost, 3,795,106 shares and
        3,795,028 shares                (26,371)    (26,371)
      - treasury special common stock
        at cost, 271,582 shares and
        271,574 shares                   (1,680)     (1,680)
                                         -------     -------
       Total Stockholders' Investment    121,846     117,790
                                         -------     -------

                                        $512,968    $519,217
                                         =======     =======



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                  NORTEK, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
             (In Thousands Except Per Share Amounts)

                                               For The
                                          Three Months Ended
                                          ------------------
                                         April 1,     April 2,
                                           1995         1994
                                           ----         ----
                                             (Unaudited)

Net Sales                              $184,809      $169,020
                                         ------       -------

Costs and Expenses:
 Cost of products sold                  135,440       119,302
 Selling, general and
   administrative expense                40,336        41,444
                                        -------       -------
                                        175,776       160,746
                                        -------       -------
Operating earnings                        9,033         8,274
Interest expense                        (5,910)       (7,875)
Interest income                           1,577         1,201
                                        -------       -------
Earnings before provision for
 income taxes                             4,700         1,600
Provision for income taxes                2,200           900
                                        -------       -------
Earnings before extraordinary gain        2,500           700
Extraordinary gain from debt
 retirements                                ---           400
                                        -------       -------

Earnings before the cumulative
 effect of an accounting change           2,500         1,100
Cumulative effect of an accounting
 change                                     ---           400
                                        -------       -------
   Net Earnings                        $  2,500      $  1,500
                                        =======       =======

Net Earnings Per Share:
Earnings Before Extraordinary Gain--
 Primary                               $    .20       $   .06
                                        -------       -------
 Fully diluted                         $    .20       $   .06
                                        -------       -------
Extraordinary Gain--
 Primary                               $    ---       $   .03
                                        -------       -------
 Fully diluted                         $    ---       $   .03
                                        -------       -------
Cumulative Effect of an Accounting
 Change--
 Primary                               $    ---       $   .03
                                        -------       -------
 Fully diluted                         $    ---       $   .03
                                        -------       -------
Net Earnings--
 Primary                               $    .20       $   .12
                                         ======       =======
 Fully diluted                         $    .20       $   .12
                                         ======       =======

Weighted Average Number of Shares:
 Primary                                 12,720        12,685
                                        =======       =======
 Fully diluted                           12,720        13,400
                                        =======       =======


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  NORTEK, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Amounts in Thousands)

                                               For the
                                          Three Months Ended
                                          ------------------
                                          April 1,     April 2,
                                            1995        1994
                                            ----        ----
                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                            $  2,500     $ 1,500
                                          ------      ------

Adjustments to reconcile net earnings
 to cash:
Depreciation and amortization              4,873       5,052
Extraordinary gain from debt retirements     ---       (600)
Cumulative effect of an accounting
 change                                      ---       (400)
Deferred federal income tax credit
 from continuing operations                (300)       (500)
Deferred federal income tax provision
 on extraordinary items                      ---       1,350
Changes in certain assets and liabilities,
 net of effects from acquisitions
 and dispositions:
  Accounts receivable, net              (13,570)    (11,856)
  Prepaids and other current assets        1,008     (1,091)
  Inventories                            (4,537)     (7,449)
  Accounts payable                         3,010       6,976
  Accrued expenses and taxes            (11,207)     (3,036)
  Long-term assets, liabilities and
   other, net                                632     (4,134)
                                          ------      ------
   Total adjustments to net earnings    (20,091)    (15,688)
                                          ------     -------
   Net Cash Used in Operating
     Activities                         (17,591)    (14,188)
                                          ------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                     (4,389)     (3,763)
Purchase of investments and marketable
 securities                             (10,085)     (5,032)
Proceeds from sale of investments and
 marketable securities                    12,067         ---
Proceeds (payments) relating to
 businesses sold or discontinued, net    (1,745)      20,280
Other, net                                   ---       (943)
                                          ------      ------
 Net Cash Provided by (Used in)
  Investing Activities                   (4,152)      10,542
                                          ------      ------

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Notes                                ---     209,195
Purchase and redemption of debentures
 and notes payable                           ---   (176,611)
Payment of borrowings                      (108)     (5,458)
Other net                                    ---        (91)
                                         -------      ------
 Net Cash Provided by (Used in)
  Financing Activities                     (108)      27,035
                                         -------      ------

Net increase (decrease) in unrestricted
 cash and investments                   (21,851)      23,389

Unrestricted cash and investments at
 the beginning of the period              77,106      56,606
                                          ------      ------
Unrestricted cash and investments at the
 end of the period                       $55,255     $79,995
                                          ======      ======


Interest paid                            $11,162     $ 6,997
                                          ======      ======

Income taxes paid, net                   $ 1,312     $ 2,753
                                          ======      ======


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


Nortek, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Investment
For the Three Months Ended April 1, 1995 and April 2, 1994
(Dollar Amounts in Thousands)




                                                            Cumulative
                                                            Translation,
                                         Addi-      Retained   Pension
                               Special  tional      Earnings and Other
                        Common Common  Paid-in   (Accumulat-   Adjust-Treasury
                         Stock  Stock  Capital   ed Deficit)     ments   Stock
                        -----   -----  -------  -----------    ------    -----
                                            (Unaudited)

Balance, December 31,
 1993                  $15,759  $849  $134,627  $(17,034)   $(2,143) $(28,051)
 19,156 shares of
  special common stock
  converted into
  19,156 shares of
  common stock              19  (19)       ---        ---        ---       ---
 Translation
  adjustment               ---   ---       ---        ---      (652)       ---
 Cumulative effect of
  an accounting
  change (see Note D)      ---   ---       ---        ---      (400)       ---
 Unrealized decline in
  marketable securities    ---   ---       ---        ---    (1,515)
Net earnings               ---   ---       ---      1,500        ---       ---
                        ------   ---   -------     ------     ------    ------

Balance, April 2, 1994 $15,778  $830  $134,627  $(15,534)   $(4,710) $(28,051)
                        ======   ===   =======     ======     ======   =======
Balance, December 31,
 1994                  $15,814  $802  $134,627   $    766   $(6,168) $(28,051)
 5,718 shares of
  special common stock
  converted into
  5,718 shares of
  common stock               6   (6)       ---        ---        ---       ---
 Translation
  adjustment               ---   ---       ---        ---        503       ---
 Unrealized appreciation
  of marketable securities ---   ---       ---        ---      1,053       ---
Net earnings               ---   ---       ---      2,500        ---       ---
                        ------   ---   -------    -------     ------    ------
Balance, April 1, 1995 $15,820  $796  $134,627   $  3,266   $(4,612) $(28,051)
                       ======= ====== ========    =======   =======  =========





The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                     NORTEK, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    APRIL 1, 1995 AND APRIL 2, 1994


(A) The unaudited condensed consolidated financial statements presented ("Unaudited Financial Statements") have been prepared by Nortek, Inc. and subsidiaries (the "Company") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, although, the Company believes that the disclosures included are adequate to make the information presented not misleading. Certain amounts in the Unaudited Financial Statements for the prior periods have been reclassified to conform to the presentation at April 1, 1995. It is suggested that these Unaudited Financial Statements be read in conjunction with the financial statements and the notes included in the Company's latest Annual Report on Form 10-K.

(B) On January 14, 1994, the Company redeemed $22,600,000 principal amount of its 11 1/2% Senior Subordinated Debentures due May 1994, which were called for redemption in December 1993. In February 1994, the Company sold in a public offering $218,500,000 of its 9 7/8% Senior Subordinated Notes due 2004 ("9 7/8% Notes") at a slight discount. On March 24, 1994, a portion of the net proceeds from the sale of the 9 7/8% Notes was used to redeem approximately $153,000,000 of certain of the Company's outstanding principal amount of indebtedness, and to pay accrued interest. Interest expense, net of interest income, in the first quarter of 1994 was approximately $1,300,000 greater than it would have been had the debt redemption occurred on the same day as the financing. Net sales, earnings from continuing operations and fully diluted earnings per share for the three months ended April 2, 1994, as adjusted for the pro forma effect of the debt financing and the debt redemptions was $169,020,000, $1,600,000 and $.13, respectively.

     In computing the pro forma earnings from continuing operations, interest expense on the indebtedness redeemed during the period that such indebtedness was outstanding was excluded from operating results at an average interest rate of approximately 13.5% (including amortization of debt discounts and deferred debt expense), net of the tax effect. Interest expense was included on the 9 7/8% Notes at a rate of approximately 9 7/8%, plus amortization of deferred debt expense and debt discount, net of the tax effect. Investment income was assumed earned on the remaining cash proceeds from the debt financing at a rate of 3.5%.
                     NORTEK, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    APRIL 1, 1995 AND APRIL 2, 1994
                              (Continued)




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

(C) During the first quarter of 1994, the Company purchased, at a discount, in the open market approximately $4,000,000 principal amount of its 7 1/2% convertible sinking fund debentures due 2006 ("7 1/2% Convertible Debentures"). This transaction resulted in an extraordinary gain of approximately $400,000, net of income taxes of approximately $200,000 ($.03 per share) in the first quarter of 1994.

(D) On January 1, 1994, the Company adopted the accounting requirements of Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities", and recorded as income the accumulated unrealized marketable security reserve recorded at December 31, 1993 of approximately $400,000 ($.03 per share) as the cumulative effect of an accounting change. Under the new accounting method, the Company records unrealized gains or losses on such investment securities as adjustments to stockholders' investment. Previously, such gains or losses were recorded in the Company's statement of operations. At April 1, 1995, the accumulated reduction in the Company's stockholders' investment under the new accounting method for unrealized losses was approximately $2,326,000 as compared to approximately $3,379,000 at December 31, 1994.

     There were no material realized gains or losses recorded in the first quarter of 1995 or 1994. At April 1, 1995, there were no unrealized gains on the Company's marketable securities.



                     NORTEK, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    APRIL 1, 1995 AND APRIL 2, 1994
                              (Continued)


(E) The tax effect of temporary differences which gave rise to significant portions of deferred income tax assets and liabilities as of April 1, 1995 and December 31, 1994 is as follows:

                                               April 1,      Dec. 31,
     U. S. Federal Prepaid (Deferred)            1995         1994
                                                 ----         ----
                                               (Amounts in Thousands)
     Income Tax Assets Arising From:
       Accounts receivable                     $ 1,457     $ 1,399
       Inventory                                 (226)       (468)
       Insurance reserves                        7,977       7,688
       Other reserves, liabilities
          and assets, net                       10,592      11,181
                                                ------      ------
                                               $19,800     $19,800
                                                ======      ======
     Deferred (Prepaid) Income Tax
     Liabilities Arising From:
       Property and equipment, net             $12,485     $12,406
       Prepaid pension assets                    1,185       1,230
       Insurance reserves                        (643)       (643)
       Other reserves, liabilities and
          assets, net                            2,277       2,476
       Capital loss carryforward               (6,828)     (6,217)
       Unrealized loss on business sold          (478)       (604)
       Other tax assets                        (2,726)     (3,642)
       Valuation allowances                     12,921      13,226
                                                ------      ------
                                               $18,193     $18,232
                                                ======      ======

     At April 1, 1995, the Company has a capital loss carryforward of approximately $17,700,000, which expires in the year 1997. The Company has provided a valuation allowance equal to the tax effect  of  capital  loss carryforwards  and  certain  other  tax assets, since realization of these tax assets cannot be reasonably assured. At April 1, 1995, the Company has approximately $3,400,000 of net U. S. Federal prepaid income tax assets which are expected to be realized through future operating earnings.

                     NORTEK, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    APRIL 1, 1995 AND APRIL 2, 1994
                              (Continued)

     The  table below reconciles the federal statutory income tax rate
     to   the  effective  tax  rate  from  continuing  operations   of
     approximately 46.8% and 56.3% in 1995 and 1994, respectively.

                                                Three Months Ended
                                                ------------------
                                              April 1,      April 2,
                                                1995          1994
                                                ----          ----
                                              (Amounts in Thousands)
     Income tax provision from continuing
       operations at the Federal statutory
       rate                                    $1,645       $  560
     Net Change from Statutory Rate:
     Change in valuation reserve, net              64         (77)
     State taxes, net of federal tax effect       195          163
     Amortization not deductible for tax
       purposes                                   184          184
     Other nondeductible items                    (2)           74
     Tax effect on foreign income                  81           86
     Other, net                                    33         (90)
                                                -----         ----
                                               $2,200        $ 900
                                                =====         ====

(F) Net earnings per share amounts have been computed using the weighted average number of common and common equivalent shares outstanding during each year. Earnings per share calculations for the first quarter of 1994 do not include the effect of convertible debentures (and the reduction in related interest expense) because the assumed conversion of debentures is anti-dilutive.

(G) At April 1, 1995, approximately $30,000,000 was available for the payment of cash dividends or stock payments under the terms of the Company's Indenture governing the 9 7/8% Notes.

(H)  The   following  table  summarizes  the  unaudited  activity   of
     businesses sold or discontinued included in the accompanying unaudited condensed consolidated statement of cash flows:

                                                  Three Months Ended
                                                  ------------------
                                                  April 1,    April 2,
                                                    1995        1994
                                                    ----        ----
                                                (Amounts in Thousands)

     Fair value of assets sold                   $   ---    $39,439
     Non-cash proceeds received as part
      of the proceeds                                ---    (6,000)
     Liabilities assumed by the purchaser            ---   (16,143)
     Cash received (paid) relating to
      businesses sold                            (1,745)      2,984
                                                  ------     ------
     Net cash proceeds (payments) relating
      to businesses sold                        $(1,745)    $20,280
                                                  ======     ======

                     NORTEK, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    APRIL 1, 1995 AND APRIL 2, 1994
                              (Continued)


Significant unaudited non-cash financing and investing activities excluded from the accompanying unaudited condensed consolidated statement of cash flows include an increase of approximately $1,053,000 in the first quarter ended April 1, 1995 and a decline of approximately $1,515,000 in the first quarter of 1994 in the fair market value of marketable securities available for sale.

Depreciation and amortization included in the Company's unaudited condensed consolidated statement of cash flows for the three months ended April 1, 1995 and April 2, 1994, includes approximately $250,000 and approximately $600,000 of amortization of deferred debt expense and debt discount, respectively, which is recorded as interest expense in the accompanying unaudited condensed consolidated statement of operations.



                     NORTEK, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE FIRST QUARTER ENDED APRIL 1, 1995
               AND THE FIRST QUARTER ENDED APRIL 2, 1994


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

Results of Operations

The tables below and on the next page set forth, for the periods presented, (a) certain consolidated operating results, (b) the percentage change in the amount and percentage of such results as compared to the prior comparable period, (c) the percentage which such results bears to net sales and (d) the change of such percentages as compared to the prior comparable period. The results of operations for the first quarter ended April 1, 1995 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

                             First Quarter Ended        Change in
                             -------------------
                               April 1,  April 2,   First Quarter 1995
                                                    ------------------
                                 1995      1994        $         %
                                 ----      ----      -----     ------
                                    (Dollar amounts in millions)

Net sales                       $184.8    $169.0       15.8      9.3
Cost of products sold            135.5     119.3      (16.2)   (13.6)
Selling, administrative and
 other, net                       40.3      41.4        1.1      2.7
Operating earnings                 9.0       8.3         .7      8.4
Interest expense                  (5.9)     (7.9)       2.0     25.3
Interest income                    1.6       1.2         .4     33.3
Earnings before provision
 for income taxes                  4.7       1.6        3.1    193.7
Provision for income taxes         2.2        .9       (1.3)  (144.4)
Earnings before extraordinary
 gain                              2.5        .7        1.8    257.1
Extraordinary gain from
 debt retirements                  ---        .4        (.4)  (100.0)
Earnings before the cumulative
 effect of an accounting change    2.5       1.1        1.4    127.3
Cumulative effect of an
 accounting change                 ---        .4        (.4)  (100.0)
                                  ----      ----       ----    ------
Net earnings                     $ 2.5     $ 1.5        1.0     66.7
                                  ====      ====       ====   ======

                     NORTEK, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE FIRST QUARTER ENDED APRIL 1, 1995
               AND THE FIRST QUARTER ENDED APRIL 2, 1994
                              (Continued)

                                                      Change in
                          Percentage of Net Sales     Percentage
                            First Quarter Ended     for the First
                            -------------------
                             April 1,  April 2,      Quarter 1995
                               1995      1994    as compared to 1994
                               ----      ----    -------------------

Net sales                   100.0%      100.0%           ---
Cost of products sold        73.3        70.6           (2.7)
Selling, administrative and
 other, net                  21.8        24.5            2.7
Operating earnings            4.9         4.9            ---
Interest expense             (3.2)       (4.6)           1.4
Interest income                .9          .7             .2
Earnings before provision
 for income taxes             2.6         1.0            1.6
Provision for income taxes    1.2          .5            (.7)
Earnings before extra-
 ordinary gain                1.4          .5             .9
Extraordinary gain from debt
 retirements                  ---          .2            (.2)
Earnings before the
 cumulative effect of an
 accounting change            1.4          .7             .7
Cumulative effect of an
 accounting change            ---          .2            (.2)
                             ----        ----           ----
Net earnings                  1.4          .9             .5
                             ====        ====           ====

The following table presents the net sales for the Company's principal product groups for the first quarter ended April 1, 1995 as compared to the first quarter ended April 2, 1994 and the amount and the percentage change of such results as compared to the prior comparable period. The results of operations for the first quarter are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

                             First Quarter Ended
                             -------------------
                             April 1,    April 2,  Increase (Decrease)
                               1995        1994        $         %
                               ----        ----      -----    -----
                                          (000's omitted)
Net Sales:
 Residential Building
  Products                 $ 67,690    $ 63,950      3,740       5.8
 Air Conditioning and
  Heating Products           83,462      73,473      9,989      13.6
 Plumbing Products           33,657      31,597      2,060       6.5
                            -------     -------     ------      ----
 Total                     $184,809    $169,020     15,789       9.3
                            =======     =======     ======      ====

                     NORTEK, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE FIRST QUARTER ENDED APRIL 1, 1995
               AND THE FIRST QUARTER ENDED APRIL 2, 1994
                              (Continued)



Operating Results
- -----------------

Net sales increased approximately $15,800,000, or approximately 9.3%, in the first quarter 1995 as compared to the first quarter of 1994 principally as a result of increased sales volume of residential air conditioning and heating ("HVAC") products, increased shipments of new and replacement HVAC products to manufactured housing customers, and increased sales levels of commercial and industrial HVAC products. To a lesser extent, increased sales levels in the Residential Building Products Group and increased sales of vanities and related products by the Plumbing Products Group were also a factor. These increases were partially offset by lower sales volume and prices of vitreous china products in the Plumbing Products Group.

Cost of products sold as a percentage of net sales increased from approximately 70.6% in the first quarter of 1994 to approximately 73.3% in the first quarter of 1995 primarily as a result of higher material costs in the Plumbing Products Group, residential and manufactured housing HVAC products of the Air Conditioning and Heating Products Group and (to a lesser extent) built-in ventilation products of the Residential Building Products Group. Increased sales levels in the Air Conditioning and Heating Products Group, which group has a higher cost level than the total cost level of the Company, was also a factor in the increase in the percentage.

Selling, general and administrative expense, as a percentage of net sales decreased from approximately 24.5% in the first quarter of 1994 to approximately 21.8% in the first quarter of 1995 principally as a result of increased HVAC product net sales without a proportionate increase in expense and lower non-segment expense. To a lesser extent, increased net sales and lower expense in the Plumbing Products Group was also a factor.

Segment earnings were approximately $11,550,000 for the first quarter of 1995, as compared to approximately $12,100,000 for the first quarter of 1994. The decrease in segment earnings principally was due to higher material costs as noted above, partially offset by increased earnings from higher sales volume of HVAC products, without proportionate increases in selling, general and administrative expenses.

Operating   earnings   in  the  first  quarter   of   1995   increased
approximately $700,000, or approximately 8.4%, as compared to the first quarter of 1994, primarily as a result of the factors discussed above.
                     NORTEK, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE FIRST QUARTER ENDED APRIL 1, 1995
               AND THE FIRST QUARTER ENDED APRIL 2, 1994
                              (Continued)


Interest expense in the first quarter of 1995 decreased approximately $2,000,000, or approximately 25.3%, as compared to the first quarter of 1994. In February 1994, the Company sold in a public offering $218,500,000 of its 9 7/8% Notes and used a portion of the proceeds to redeem, on March 24, 1994 approximately $153,000,000 of certain of the Company's outstanding indebtedness. Interest expense (net of interest income) for the first quarter of 1994 was approximately $1,300,000 greater than it would have been had the debt redemption occurred on the same day as the financing. The effect of the redemption of certain other outstanding indebtedness in January 1994 was also a factor. (See Note B of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

Interest income in the first quarter of 1995 increased approximately $400,000, or approximately 33.3%, as compared to the first quarter of 1994, principally due to higher yields earned on short-term investments and marketable securities, partially offset by lower average invested balances of short-term investments and marketable securities.

The provision for income taxes was approximately $2,200,000 for the first quarter of 1995, as compared to approximately $900,000 for the first quarter of 1994. The income tax rates principally differed from the United States Federal statutory rate of 35%, as a result of state income tax provisions, the effect of foreign income tax on foreign source income and nondeductible amortization expense (for tax purposes) in both periods. (See Note E of the Notes to Unaudited Financial Statements included elsewhere herein.)

The Company recorded an extraordinary gain of approximately $400,000 in the first quarter of 1994. The gain resulted from the purchase in the open market of the Company's 7 1/2% Convertible Debentures in March 1994. (See Note C of the Notes to Financial Statements included elsewhere herein.)

The cumulative effect of an accounting change resulted in earnings of approximately $400,000 in the first quarter of 1994 from the adoption of SFAS No. 115. (See Notes D of the Notes to Unaudited Financial Statements included elsewhere herein.)

Inflation has not had a material effect on the Company's results of operations and financial condition until mid-1994, when the Company experienced increases in certain costs and expenses including raw material costs. In the first quarter of 1995, material costs as a percentage of net sales increased by 2.9% as compared to the first quarter of 1994. There can be no assurance that the Company will be able to sufficiently increase its sales prices if these cost increases persist.
                     NORTEK, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE FIRST QUARTER ENDED APRIL 1, 1995
               AND THE FIRST QUARTER ENDED APRIL 2, 1994
                              (Continued)

Liquidity and Capital Resources

The Company's primary sources of liquidity in 1995 and 1994 have been funds provided by subsidiary operations, unrestricted short-term investments and marketable securities and in 1994 included funds from the sale of 9 7/8% Notes (See Note B of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein) and proceeds from a business sold. Unrestricted cash, investments and marketable securities were approximately $82,290,000 at April 1, 1995 as compared to $105,080,000 at December 31, 1994. The Company's Canadian subsidiary, Broan Limited, has a $20,100,000 Canadian (approximately $14,400,000 U. S. at exchange rates prevailing at April 1, 1995) secured line of credit, of which approximately $14,800,000 Canadian (approximately $10,950,000 U. S. at exchange rates prevailing at May 5, 1995), in the aggregate, is available to the Company (the "Line of Credit") at May 5, 1995. Borrowings under the Line of Credit are available for working capital and other general corporate purposes. The Line of Credit contains covenants requiring Broan Limited to maintain (i) a ratio of earnings before interest and taxes to interest of at least 2 to 1, (ii) a working capital ratio of at least 1.5 to 1 and (iii) a debt to equity ratio of no higher than 3 to
1. The Line of Credit also limits the annual amount of capital expenditures which Broan Limited may make to $1,000,000 Canadian (approximately $700,000 U. S. at exchange rates prevailing at April 1,
1995). Broan Limited pays a commitment fee of .25% per annum on the unutilized portion of the Line of Credit payable monthly on a pro rata basis, and the Line of Credit is subject to an annual review by the lender in April of each year. As of May 5, 1995, there were no outstanding borrowings under the Line of Credit.

The Company believes that cash flow from subsidiary operations, unrestricted cash and marketable securities and borrowings under the Line of Credit or under new credit facilities or arrangements which may be entered into will provide sufficient liquidity to meet the Company's working capital, capital expenditure, debt service and other business needs through the next 12 months.

The Company's investment in marketable securities at April 1, 1995 consisted primarily of investments in United States Treasury securities. (See Note D of Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere herein.) At April 1, 1995, approximately $9,337,000 of the Company's cash and investments were pledged as collateral with insurance companies and were classified as restricted in current assets in the Company's accompanying unaudited condensed consolidated balance sheet.

At April 1, 1995, approximately $30,000,000 was available for the payment of cash dividends or stock payments under the terms of the Company's indenture governing the 9 7/8% Notes.




                     NORTEK, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE FIRST QUARTER ENDED APRIL 1, 1995
               AND THE FIRST QUARTER ENDED APRIL 2, 1994
                              (Continued)



The Company's working capital and current ratio increased from approximately $173,459,000 and approximately 2.1:1, respectively, at December 31, 1994 to approximately $178,072,000 and approximately 2.2:1, respectively, at April 1, 1995, principally as a result of the factors described below.

Accounts receivable increased approximately $13,578,000, or approximately 14.8%, between December 31, 1994 and April 1, 1995, while net sales increased approximately 4.2% in the first quarter of 1995 as compared to the fourth quarter of 1994. The increase in accounts receivable is principally as a result of increased net sales of new and replacement products from residential and manufactured housing customers by the Air Conditioning and Heating Products Group. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Significant net sales near the end of any period generally result in significant amounts of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on April 1, 1995 as compared to December 31, 1994. In recent periods, the Company has not experienced any significant changes in credit terms, collection efforts, credit utilization or delinquency.

Inventories increased approximately $4,710,000 or approximately 4.9%, between December 31, 1994 and April 1, 1995.

Accounts payable increased approximately $3,010,000 or approximately 5.7% between December 31, 1994 and April 1, 1995.

                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE FIRST QUARTER ENDED APRIL 1, 1995
                 AND THE FIRST QUARTER ENDED APRIL 2, 1994
                                (Continued)


Unrestricted cash and investments decreased approximately $21,851,000 from December 31, 1994 to April 1, 1995, principally as a result of cash provided by (used in) the following:
                                                       Condensed
                                                      Consolidated
                                                       Cash Flows
                                                       ----------
Operating Activities--
 Cash flow from operations, net                      $  7,073,000
 Increase in accounts receivable, net                 (13,570,000)
 Increase in inventories                               (4,537,000)
 Increase in trade accounts payable                     3,010,000
 Change in accrued expenses, taxes, prepaids,
   other assets, liabilities, and other, net           (9,567,000)
Investing Activities--
 Cash payment relating to a
   business sold                                       (1,745,000)
 Purchase of marketable securities                    (10,085,000)
 Proceeds from the sale of marketable
   securities                                          12,067,000
 Capital expenditures                                  (4,389,000)
Financing Activities--
 Payment of borrowings                                   (108,000)
                                                       ----------
                                                     $(21,851,000)
                                                       ==========

The Company's debt-to-equity ratio decreased from approximately 1.9:1 at December 31, 1994 to 1.8:1 at April 1, 1995, primarily as a result of the effect of increased stockholders' investment as a result of net earnings and changes in the cumulative translation and marketable securities adjustments in the first quarter of 1995. (See Note D of the Notes to the Unaudited Condensed Consolidated Financial Statements and the Company's Unaudited Condensed Consolidated Statement of Stockholders' Investment included elsewhere herein.)

At April 1, 1995, the Company has approximately $3,400,000 of net U. S. Federal prepaid income tax assets which are expected to be realized through future operating earnings. (See Note E of Notes to the Unaudited Condensed Consolidated Financial Statements.)

The Company believes that its growth will be generated largely by internal growth in each of its product groups, augmented by strategic acquisitions. The Company regularly reviews potential acquisitions which would increase or expand the market penetration of, or otherwise complement, its current product lines. On April 28, 1995, the Company announced an agreement in principle to acquire Best S.P.A. and related entities ("Best"). Best is a manufacturer of Eurostyle kitchen range hoods headquartered in Fabriano, Italy. Best manufactures range hoods which are distributed to Eastern and Western Europe, North and South America, the Middle East, Australia, New Zealand and the Orient. Consummation of this transaction is subject to numerous conditions and requirements including the negotiation of a definitive purchase and sale agreement. Accordingly, there can be no assurance that this acquisition will be consummated.


                        PART II.  OTHER INFORMATION




Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------

             (a)    Exhibits

                      11.1 Calculation of shares used in determining earnings per share (filed herewith).

                       27    Financial Data Schedule (filed herewith).

                       99    Nortek,   Inc.   and  Subsidiaries   Unaudited
                             Statement of Operations for the twelve months ended April 1, 1995 (filed herewith)

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




      May 5, 1995
- -------------------------
       (Date)