Form 10-Q
period 1995-07-01
NORTEK INC
filed 1995-08-10
CIK 72423

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D. C.   20549

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended       July 1, 1995
                              ------------------------------

                             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


For the transition period from                to
                             --------------     ----------

Commission File No.                     1-6112
                  -----------------------------------------


                         NORTEK, INC.
 -----------------------------------------------------------
   (Exact name of registrant as specified in its charter)

       Delaware                              05-0314991
-----------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

     50 Kennedy Plaza, Providence, RI   02903-2360
-----------------------------------------------------------
           (Address of principal executive offices)
                         (Zip Code)

                         (401) 751-1600
-----------------------------------------------------------
     (Registrant's telephone number, including area code)

                              N/A
-----------------------------------------------------------
     (Former name, former address and former fiscal year
                 if changed since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X    No
   ----------   -----------

The number of shares of Common Stock outstanding as of August 4, 1995 was 12,036,197. The number of shares of Special Common Stock outstanding as of August 4, 1995 was
516,823.


                  NORTEK, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEET
                  (Dollar Amounts in Thousands)

                                         July 1,     Dec. 31,
                                           1995        1994
                                           ----        ----
                                             (Unaudited)
                 ASSETS
Current Assets:
 Unrestricted--
  Cash and investments at cost which
   approximates market                  $ 78,516    $ 77,106
  Marketable securities available for
   sale                                   19,535      27,974
 Restricted--
  Investments and marketable
   securities at cost which
   approximates market                     9,406       9,337
 Accounts receivable, less allowances
  of $3,834 and $4,030                   106,005      91,687
 Inventories:
  Raw materials                           33,563      32,660
  Work in process                         10,347       9,497
  Finished goods                          54,209      53,191
                                         -------     -------
                                          98,119      95,348
                                         -------     -------
 Prepaid expenses and other current
  assets                                   9,048       7,542
 U. S. Federal prepaid income taxes       18,500      19,800
                                         -------     -------
   Total Current Assets                  339,129     328,794
                                         -------     -------

Property and Equipment, at cost:
 Land                                      6,151       6,069
 Buildings and improvements               55,670      55,639
 Machinery and equipment                 129,459     123,848
                                         -------     -------
                                         191,280     185,556
  Less--Accumulated depreciation          93,004      87,475
                                         -------     -------
      Total Property and Equipment,
       net                                98,276      98,081
                                         -------     -------
Other Assets:
 Goodwill, less accumulated amortiza-
  tion of $22,669 and $21,459             71,680      72,682
 Deferred debt expense                     8,039       8,502
 Other                                     9,228      11,158
                                         -------     -------
                                          88,947      92,342
                                         -------     -------

                                        $526,352    $519,217
                                         =======     =======


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                  NORTEK, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEET
                           (Continued)
                  (Dollar Amounts in Thousands)

                                         July 1,     Dec. 31,
                                           1995        1994
                                           ----        ----
                                             (Unaudited)
LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------

Current Liabilities:
 Notes payable, current maturities
  of long-term debt and other short-
  term obligations                      $  4,477    $  4,629
 Accounts payable                         58,753      52,697
 Accrued expenses and taxes, net          91,352      98,009
                                         -------     -------
       Total Current Liabilities         154,582     155,335
                                         -------     -------

Other Liabilities:
 Deferred income taxes                    18,246      18,232
 Other                                     7,458       7,909
                                         -------     -------
                                          25,704      26,141
                                         -------     -------
Notes, Mortgage Notes and
 Other Notes Payable                     219,586     219,951
                                         -------     -------

Stockholders' Investment:
 Preference stock, $1 par value;
  authorized 7,000,000 shares,
  none issued                                ---         ---
 Common Stock, $1 par value;
  authorized 40,000,000 shares,
  15,829,710 shares and 15,814,246
  shares issued                           15,829      15,814
 Special Common Stock, $1 par value;
  authorized 5,000,000 shares,
  790,233 shares and 802,097
  shares issued                              790         802
Additional paid-in capital               134,631     134,627
Retained earnings                          6,466         766
Cumulative translation, pension and
 other adjustments                        (3,185)     (6,168)
 Less - treasury common stock at
        cost, 3,795,210 shares and
        3,795,028 shares                 (26,371)    (26,371)
      - treasury special common stock
        at cost, 271,605 shares and
        271,574 shares                    (1,680)     (1,680)
                                         -------     -------
       Total Stockholders' Investment    126,480     117,790
                                         -------     -------

                                        $526,352    $519,217
                                         =======     =======

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                  NORTEK, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
             (In Thousands Except Per Share Amounts)

                                               For The
                                          Three Months Ended
                                          ------------------
                                         July 1,      July 2,
                                           1995         1994
                                           ----         ----
                                             (Unaudited)

Net Sales                              $194,206      $193,722
                                        -------       -------

Costs and Expenses:
 Cost of products sold                  144,701       136,044
 Selling, general and
   administrative expense                39,316        42,897
                                        -------       -------
                                        184,017       178,941
                                        -------       -------
Operating earnings                       10,189        14,781
Interest expense                         (5,929)       (6,211)
Interest income                           1,640         1,330
Net loss on marketable securities          (200)          ---
                                        -------       -------
Earnings before provision for
 income taxes                             5,700         9,900
Provision for income taxes                2,500         4,400
                                        -------       -------
Earnings before extraordinary
 loss                                     3,200         5,500
Extraordinary loss from debt
 retirements                                ---          (100)
                                        -------       -------

   Net Earnings                        $  3,200      $  5,400
                                        =======       =======

Net Earnings Per Share:
Earnings Before Extraordinary Loss--
 Primary                               $    .25       $   .44
                                        -------       -------
 Fully diluted                         $    .25       $   .43
                                        -------        ------
Extraordinary Loss--
 Primary                               $    ---       $  (.01)
                                        -------        ------
 Fully diluted                         $    ---       $  (.01)
                                        -------        ------
Net Earnings--
 Primary                               $    .25       $   .43
                                        =======       =======
 Fully diluted                         $    .25       $   .42
                                        =======        ======
Weighted Average Number of Shares:
 Primary                                 12,691        12,661
                                        =======        ======
 Fully diluted                           12,691        13,162
                                        =======        ======


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                  NORTEK, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
             (In Thousands Except Per Share Amounts)

                                               For The
                                           Six Months Ended
                                          ------------------
                                         July 1,      July 2,
                                           1995         1994
                                           ----         ----
                                             (Unaudited)

Net Sales                              $379,015      $362,742
                                        -------       -------

Costs and Expenses:
 Cost of products sold                  280,141       255,346
 Selling, general and
   administrative expense                79,652        84,341
                                        -------       -------
                                        359,793       339,687
                                        -------       -------
Operating earnings                       19,222        23,055
Interest expense                        (11,839)      (14,086)
Interest income                           3,217         2,531
Net loss on marketable securities          (200)          ---
                                        -------       -------
Earnings before provision for
 income taxes                            10,400        11,500
Provision for income taxes                4,700         5,300
                                        -------       -------
Earnings before extraordinary
 gain                                     5,700         6,200
Extraordinary gain from debt
 retirements                                ---           300
                                        -------       -------

Earnings before the cumulative
 effect of an accounting change           5,700         6,500
Cumulative effect of an accounting
 change                                     ---           400
                                        -------       -------
 Net Earnings                          $  5,700      $  6,900
                                        =======       =======

Net Earnings Per Share:
Earnings Before Extraordinary Gain--
 Primary                               $    .45       $   .49
                                        -------        ------
 Fully diluted                         $    .45       $   .49
                                        -------        ------
Extraordinary Gain--
 Primary                               $    ---       $   .02
                                        -------       ------
 Fully diluted                         $    ---       $   .02
                                        -------        ------
Cumulative Effect of an Accounting
 Change--
 Primary                               $    ---       $   .03
                                        -------        ------
 Fully diluted                         $    ---       $   .03
                                        -------       -------
Net Earnings--
 Primary                               $    .45       $   .54
                                        =======        ======
 Fully diluted                         $    .45       $   .54
                                        =======        ======

Weighted Average Number of Shares:
 Primary                                 12,706        12,680
                                         ======        ======
 Fully diluted                           12,706        13,289
                                         ======        ======


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                  NORTEK, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Amounts in Thousands)

                                               For the
                                           Six Months Ended
                                          -----------------
                                          July 1,      July 2,
                                            1995        1994
                                            ----        ----
                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                             $ 5,700     $ 6,900
                                          ------      ------

Adjustments to reconcile net earnings
 to cash:
Depreciation and amortization              9,651       9,529
Net loss on marketable securities            200         ---
Extraordinary gain from debt retirements     ---        (450)
Cumulative effect of accounting an
 change                                      ---        (400)
Deferred federal income tax credit
 from continuing operations                 (500)     (2,000)
Deferred federal income tax provision
 on extraordinary items                      ---       1,350
Changes in certain assets and liabilities,
 net of effects from acquisitions
 and dispositions:
  Accounts receivable, net               (14,310)    (24,529)
  Prepaids and other current assets       (1,534)     (3,312)
  Inventories                             (2,598)     (8,428)
  Accounts payable                         6,056       5,453
  Accrued expenses and taxes              (2,682)     14,175
  Long-term assets, liabilities and
   other, net                              1,107      (6,131)
                                         -------     -------
    Total adjustments to net earnings     (4,610)    (14,743)
                                         -------     -------
    Net Cash Provided by (Used in)
     Operating Activities                  1,090      (7,843)
                                         -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                      (7,966)     (7,945)
Purchase of investments and marketable
 securities                              (10,085)     (5,032)
Proceeds from sale of investments and
 marketable securities                    20,772         ---
Proceeds (payments) relating to
 businesses sold or discontinued, net     (1,745)     20,280
Change in restricted cash and
 investments                                 (69)     (2,650)
Other, net                                   (25)     (1,063)
                                         -------     -------
 Net Cash Provided by Investing
  Activities                                 882       3,590
                                         -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Notes, net                           ---     209,195
Purchase and redemption of
 debentures and notes payable                ---    (185,209)
Payment of borrowings                       (573)     (6,432)
Other, net                                    11         (90)
                                         -------     -------
 Net Cash Provided by (Used in)
  Financing Activities                      (562)     17,464
                                         -------     -------

Net increase in unrestricted cash
 and investments                           1,410      13,211
Unrestricted cash and investments at
 the beginning of the period              77,106      56,606
                                          ------     -------
Unrestricted cash and investments at the
 end of the period                       $78,516    $ 69,817
                                          ======     =======


Interest paid                            $11,339    $  7,731
                                          ======     =======

Income taxes paid, net                   $ 3,106    $  3,189
                                          ======     =======


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


Nortek, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Investment
For the Three Months Ended July 1, 1995 and July 2, 1994
(Dollar Amounts in Thousands)


                                                            Cumulative
                                                            Translation,
                                         Addi-      Retained   Pension
                               Special  tional      Earnings and Other
                        Common Common  Paid-in   (Accumulat-   Adjust-Treasury
                         Stock  Stock  Capital   ed Deficit)     ments   Stock
                        -----   -----  -------  -----------    ------    -----
                                            (Unaudited)

Balance, April 2, 1994 $15,778$  830  $134,627  $(15,534)   $(4,710) $(28,051)
 9,921 shares of
  special common stock
  converted into
  9,921 shares of
  common stock              10  (10)       ---        ---        ---       ---
 Translation adjust-
  ment                     ---   ---       ---        ---         61       ---
 Unrealized decline in
  marketable securities    ---   ---       ---        ---      (741)       ---
Net earnings               ---   ---       ---      5,400        ---       ---
                        ------   ---   -------    -------     ------   -------

Balance, July 2, 1994  $15,788  $820  $134,627  $(10,134)   $(5,390) $(28,051)

                        ======   ===   =======     ======     ======   =======




Balance, April 1, 1995 $15,820  $796  $134,627   $  3,266   $(4,612) $(28,051)
 6,146 shares of
  special common stock
  converted into
  6,146 shares of
  common stock               6   (6)       ---        ---        ---       ---
 3,000 shares of
  common stock issued
  upon exercise of
  stock options              3   ---         4        ---        ---       ---
 Translation adjust-
  ment                     ---   ---       ---        ---        (4)       ---
 Unrealized appreci-
  ation in marketable
  securities               ---   ---       ---        ---      1,431       ---
Net earnings               ---   ---       ---      3,200        ---       ---
                        ------   ---   -------    -------     ------   -------

Balance, July 1, 1995  $15,829  $790  $134,631   $  6,466   $(3,185) $(28,051)
                        ======   ===   =======    =======     ======   =======








The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


Nortek, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Investment
For the Six Months Ended July 1, 1995 and July 2, 1994
(Dollar Amounts in Thousands)




                                                            Cumulative
                                                            Translation,
                                         Addi-      Retained   Pension
                               Special  tional      Earnings and Other
                        Common Common  Paid-in   (Accumulat-   Adjust-Treasury
                         Stock  Stock  Capital   ed Deficit)     ments   Stock
                        -----   -----  -------  -----------    ------    -----
                                            (Unaudited)

Balance, December 31,
 1993                  $15,759  $849  $134,627  $(17,034)   $(2,143) $(28,051)
 29,077 shares of
  special common stock
  converted into
  29,077 shares of
  common stock              29  (29)       ---        ---        ---       ---
 Translation adjust-
  ment                     ---   ---       ---        ---      (591)       ---
 Cumulative effect of
  an accounting change
  (see Note E)             ---   ---       ---        ---      (400)       ---
 Unrealized decline in
  marketable securities    ---   ---       ---        ---    (2,256)       ---
Net earnings               ---   ---       ---      6,900        ---       ---
                        ------   ---   -------    -------     ------   -------

Balance, July 2, 1994  $15,788  $820  $134,627  $(10,134)   $(5,390) $(28,051)

                        ======   ===   =======     ======     ======   =======



Balance, December 31,
 1994                  $15,814  $802  $134,627   $    766   $(6,168) $(28,051)
 11,864 shares of
  special common stock
  converted into
  11,864 shares of
  common stock              12  (12)       ---        ---        ---       ---
 3,600 shares of
  common stock issued
  upon exercise of
  stock options              3   ---         4        ---        ---       ---
 Translation adjust-
  ment                     ---   ---       ---        ---        499       ---
 Unrealized appreci-
  ation in marketable
  securities               ---   ---       ---        ---      2,484       ---
Net earnings               ---   ---       ---      5,700        ---       ---
                        ------   ---   -------    -------     ------   -------

Balance, July 1, 1995  $15,829  $790  $134,631   $  6,466   $(3,185) $(28,051)
                        ======   ===   =======    =======     ======   =======





The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     NORTEK, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     July 1, 1995 AND July 2, 1994



(A) The unaudited condensed consolidated financial statements presented ("Unaudited Financial Statements") have been prepared by Nortek, Inc. and subsidiaries (the "Company") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, although, the Company believes that the disclosures included are adequate to make the information presented not misleading. Certain amounts in the Unaudited Financial Statements for the prior periods have been reclassified to conform to the presentation at July 1, 1995. It is suggested that these Unaudited Financial Statements be read in conjunction with the financial statements and the notes included in the Company's latest Annual Report on Form 10-K.

(B) On January 14, 1994, the Company redeemed $22,600,000 principal amount of its 11 1/2% Senior Subordinated Debentures due May 1994, which were called for redemption in December 1993. In February 1994, the Company sold in a public offering $218,500,000 of its 9 7/8% Senior Subordinated Notes due 2004 ("9 7/8% Notes") at a slight discount. On March 24, 1994, a portion of the net proceeds from the sale of the 9 7/8% Notes was used to redeem approximately $153,000,000 of certain of the Company's outstanding principal amount of indebtedness, and to pay accrued interest. Interest expense, net of interest income, in the first quarter and first six months of 1994 was approximately $1,300,000 greater than it would have been had the debt redemption occurred on the same day as the financing. Earnings from continuing operations and fully diluted earnings per share for the three months and six months ended July 2, 1994, as adjusted for the pro forma effect of the debt financing and the debt redemptions was $5,500,000 and $.43 and $7,100,000 and $.56, respectively.

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

                     NORTEK, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     July 1, 1995 AND July 2, 1994
                              (Continued)

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

(C) In the first six months and the second quarter ended July 2, 1994, the Company recorded pre-tax income of approximately
     $3,200,000  ($1,900,000 after-tax, or $.14 per  share)  resulting from the settlement of certain insurance claims and disputes.

(D) During the second quarter of 1994, the Company purchased in the open market approximately $5,121,000 principal amount of its 7 1/2% convertible sinking fund debentures due 2006. During the first quarter of 1994, the Company purchased, at a discount, in the open market approximately $4,000,000 principal amount of its 7 1/2% convertible sinking fund debentures due 2006. These transactions resulted in an extraordinary loss of approximately $100,000, net of income taxes of $50,000 ($.01 per share) in the second quarter and an extraordinary gain of approximately $300,000, net of income taxes of $150,000 ($.02 per share) in the first half of 1994.

(E) On January 1, 1994, the Company adopted the accounting requirements of Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities", and recorded as income the accumulated unrealized marketable security reserve recorded at December 31, 1993 of approximately $400,000 ($.03 per share) as the cumulative effect of an accounting change. Under the new accounting method, the Company records unrealized gains or losses on such investment securities as adjustments to stockholders' investment. Previously, such gains or losses were recorded in the Company's statement of operations. At July 1, 1995, the accumulated reduction in the Company's stockholders' investment under the new accounting method for unrealized losses was approximately $895,000 as compared to approximately $3,379,000 at December 31, 1994.

     During the second quarter of 1995, the Company recorded a pre-tax loss of approximately $200,000 on the sale of marketable securities. At July 1, 1995, there were no unrealized gains on the Company's marketable securities.


                     NORTEK, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     July 1, 1995 AND July 2, 1994
                              (Continued)



(F) The tax effect of temporary differences which gave rise to significant portions of deferred income tax assets and liabilities as of July 1, 1995 and December 31, 1994 is as follows:

                                               July 1,       Dec. 31,
                                                 1995         1994
                                                 ----         ----
                                               (Amounts in Thousands)
     U. S. Federal Prepaid (Deferred)
     Income Tax Assets Arising From:
       Accounts receivable                     $ 1,325     $ 1,399
       Inventory                                   (49)       (468)
       Insurance reserves                        7,952       7,688
       Other reserves, liabilities
          and assets, net                        9,272      11,181
                                                ------      ------
                                               $18,500     $19,800
                                                ======      ======
     Deferred (Prepaid) Income Tax
     Liabilities Arising From:
       Property and equipment, net             $12,487     $12,406
       Prepaid pension assets                    1,137       1,230
       Insurance reserves                         (521)       (643)
       Other reserves, liabilities and
          assets, net                            2,253       2,476
       Capital loss carryforwar d               (6,828)     (6,217)
       Unrealized loss on business sold           (478)       (604)
       Other tax assets                         (2,467)     (3,642)
       Valuation allowances                     12,663      13,226
                                                ------      ------
                                               $18,246     $18,232
                                                ======      ======

     At July 1, 1995, the Company has a capital loss carryforward of approximately $17,700,000, which expires in the year 1997. The Company has provided a valuation allowance equal to the tax effect  of  capital  loss carryforwards  and  certain  other  tax
     assets,   since  realization  of  these  tax  assets  cannot   be
     reasonably assured. At July 1, 1995, the Company has approximately $3,500,000 of net U. S. Federal prepaid income tax assets which are expected to be realized through future operating earnings.

                     NORTEK, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     July 1, 1995 AND July 2, 1994
                              (Continued)

     The table below reconciles the provision for income taxes from continuing operations at the federal statutory income tax rate to the actual provision for income taxes:

                                      Three               Six
                                   Months Ended       Months Ended
                                   ------------       ------------
                                 July 1,  July 2,  July 1,   July 2,
                                   1995     1994     1995      1994
                                   ----     ----     ----      ----
                                       (Amounts in Thousands)
     Provision for income taxes
      at the federal statutory
      rate                        $1,995  $3,465    $3,640   $4,025
     Net change from statutory
      rate:
     State taxes, net of federal
      tax effect                     195     421       390      584
     Non-deductible amortization
      for tax purposes               185     185       369      369
     Other non-deductible
      items                           81     108        79      182
     Change in valuation reserve       6      68        70       (9)
     Tax effect on foreign income     70      63       151      149
     Other, net                      (32)     90         1      ---
                                   -----   -----     -----    -----
     Provision for income taxes
      from continuing operations  $2,500  $4,400    $4,700   $5,300
                                  =====    =====    =====     =====

(G) Net earnings per share amounts have been computed using the weighted average number of common and common equivalent shares outstanding during each year. Fully diluted earnings per share calculations for 1994 include the effect of convertible debentures (and the reduction in related interest expense).

(H) At July 1, 1995, approximately $31,600,000 was available for the payment of cash dividends or stock payments under the terms of the Company's Indenture governing the 9 7/8% Notes.

(I)  The   following  table  summarizes  the  unaudited  activity   of
     businesses sold or discontinued included in the accompanying unaudited condensed consolidated statement of cash flows:

                                                   Six Months Ended
                                                  ------------------
                                                  July 1,     July 2,
                                                    1995        1994
                                                    ----        ----
                                                (Amounts in Thousands)

     Fair value of assets sold                   $   ---    $39,439
     Non-cash proceeds received as part
      of the proceeds                                ---     (6,000)
     Liabilities assumed by the purchaser            ---    (16,143)
     Cash received (paid) relating to
      businesses sold                             (1,745)     2,984
                                                  ------     ------
     Net cash proceeds (payments) relating
      to businesses sold                        $ (1,745)   $20,280
                                                  ======     ======

                     NORTEK, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     July 1, 1995 AND July 2, 1994
                              (Continued)


     Significant unaudited non-cash financing and investing activities excluded from the accompanying unaudited condensed consolidated statement of cash flows include an increase of approximately $2,484,000 in the first six months ended July 1, 1995 and a decline of approximately $2,256,000 in the first six months of 1994 in the fair market value of marketable securities available for sale.

     Depreciation and amortization included in the Company's unaudited condensed consolidated statement of cash flows for the six months ended July 1, 1995 and July 2, 1994, includes approximately $500,000 and approximately $900,000 of amortization of deferred debt expense and debt discount, respectively, which is recorded as interest expense in the accompanying unaudited condensed consolidated statement of operations.


                     NORTEK, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 1 1995
       AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 2, 1994

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

Results of Operations

The  tables  below  and on the next page set forth,  for  the  periods
presented,  (a)  certain  consolidated  operating  results,  (b)   the
percentage change of such results as compared to the prior comparable period, (c) the percentage which such results bears to net sales and
(d) the change of such percentages as compared to the prior comparable period. The results for the second quarter ended July 1, 1995 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.
                                                        Change in
                             Second Quarter Ended  Second Quarter 1995
                             July 1,     July 2,   As Compared to 1994
                               1995        1994        $         %
                               ----        ----      -----     ------
                                    (Dollar amounts in millions)

Net sales                       $194.2    $193.7         .5         .3
Cost of products sold            144.7     136.0       (8.7)      (6.4)
Selling, general and
 administrative expense           39.3      42.9        3.6        8.4
Operating earnings                10.2      14.8       (4.6)     (31.1)
Interest expense                  (5.9)     (6.2)        .3        4.8
Interest income                    1.6       1.3         .3       23.1
Net loss on marketable
 securities                        (.2)      ---        (.2)       *
Earnings before provision
   for income taxes                5.7       9.9       (4.2)     (42.4)
Provision for income taxes         2.5       4.4        1.9       43.2
Earnings before extra-
   ordinary   loss                 3.2       5.5       (2.3)     (41.8)
Extraordinary loss from
 debt retirements                  ---       (.1)        .1      100.0
                                  ----      ----       ----      -----
Net   earnings                  $  3.2   $   5.4       (2.2)     (40.7)
                                  ====      ====       ====      =====

*Not meaningful

                     NORTEK, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 1 1995
       AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 2, 1994
                              (Continued)


                                                      Change in
                          Percentage of Net Sales     Percentage
                            Second Quarter Ended    for the Second
                             July 1,   July 2,       Quarter 1995
                               1995      1994    as compared to 1994
                               ----      ----    -------------------

Net sales                      100.0%   100.0%           ---
Cost of products sold           74.5     70.2           (4.3)
Selling, general and
 administrative expense         20.2     22.2            2.0
Operating earnings               5.3      7.6           (2.3)
Interest expense                (3.0)    (3.2)            .2
Interest income                   .8       .7             .1
Net loss on marketable
  securities                     (.1)     ---            (.1)
Earnings before provision
 for income taxes                3.0      5.1           (2.1)
Provision for income taxes       1.3      2.2             .9
Earnings before extraordinary
 loss                            1.7      2.9           (1.2)
Extraordinary loss from debt
 retirements                     ---      (.1)            .1
                                ----     ----           ----
Net earnings                     1.7      2.8           (1.1)
                                ====     ====           ====

                     NORTEK, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 1 1995
       AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 2, 1994
                              (Continued)



The  tables  below  and on the next page set forth,  for  the  periods
presented,  (a)  certain  consolidated  operating  results,  (b)   the
percentage change of such results as compared to the prior comparable period, (c) the percentage which such results bears to net sales and
(d) the change of such percentages as compared to the prior comparable period. The results for the six months ended July 1, 1995 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

                                                   Change in the First
                               Six Months Ended     Six Months of 1995
                               July 1,   July 2,   as compared to 1994
                                 1995      1994        $         %
                                 ----      ----      -----     ------
                                    (Dollar amounts in millions)

Net sales                       $379.0    $362.7       16.3      4.5
Cost of products sold            280.1     255.3      (24.8)    (9.7)
Selling, general and
  administrative expense          79.7      84.3        4.6      5.5
Operating earnings                19.2      23.1       (3.9)   (16.9)
Interest expense                 (11.8)    (14.1)       2.3     16.3
Interest income                    3.2       2.5         .7     28.0
Net loss on marketable
  securities                       (.2)      ---        (.2)     *
Earnings before provision
  for income taxes                10.4      11.5       (1.1)    (9.6)
Provision for income taxes         4.7       5.3         .6     11.3
Earnings before extraordinary
  gain and the cumulative
  effect of an accounting
  change                           5.7       6.2        (.5)    (8.1)
Extraordinary gain from debt
  retirements                      ---        .3        (.3)  (100.0)
Cumulative effect of an
  accounting change                ---        .4        (.4)  (100.0)
                                 -----     -----       ----    -----
Net earnings                    $  5.7    $  6.9       (1.2)   (17.4)
                                 =====     =====       ====   ======


*not meaningful

                     NORTEK, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 1 1995
       AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 2, 1994
                              (Continued)

                                Percentage of
                                  Net Sales        Change in Percentage
                               Six Months Ended     for the First Six
                               July 1,   July 2,      Months of 1995
                                 1995      1994    as compared to 1994
                                 ----      ----    -------------------


Net sales                        100.0%    100.0%           ---
Cost of products sold             73.9      70.4           (3.5)
Selling, general and
 administrative expense           21.0      23.2            2.2
Operating earnings                 5.1       6.4           (1.3)
Interest expense                  (3.1)     (3.9)            .8
Interest income                     .8        .7             .1
Net loss on marketable
 securities                        (.1)      ---            (.1)
Earnings before provision
 for income taxes                  2.7       3.2            (.5)
Provision for income taxes         1.2       1.5             .3
Earnings before extraordinary
 gain and the cumulative
 effect of an accounting
 change                            1.5       1.7            (.2)
Extraordinary gain from debt
 retirements                       ---        .1            (.1)
Cumulative effect of an
 accounting change                 ---        .1            (.1)
                                  ----      ----           ----
Net earnings                       1.5       1.9            (.4)
                                  ====      ====           ====


                     NORTEK, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 1 1995
       AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 2, 1994
                              (Continued)

The following table presents the net sales for the Company's principal product groups for the second quarter and six months ended July 1, 1995 as compared to the second quarter and six months ended July 2, 1994 and the amount and the percentage change of such results as compared to the prior comparable period. The results of operations for the second quarter and first six months of 1995 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

                                      Second Quarter Ended
                              ---------------------------------------
                             July 1,     July 2,   Increase (Decrease)
                               1995        1994        $         %
                               ----        ----      -----    -----
                                          (000's omitted)
Net Sales:
 Residential Building
  Products                 $ 62,389    $ 67,489     (5,100)     (7.6)
 Air Conditioning and
  Heating Products           98,679      91,036      7,643       8.4
 Plumbing Products           33,138      35,197     (2,059)     (5.8)
                            -------     -------     ------      ----
 Total                     $194,206    $193,722        484        .3
                            =======     =======     ======      ====

                                          Six Months Ended
                              ----------------------------------------
                             July 1,     July 2,   Increase (Decrease)
                               1995        1994        $         %
                               ----        ----      -----    -----
                                          (000's omitted)
Net Sales:
 Residential Building
  Products                 $130,079    $131,439     (1,360)     (1.0)
 Air Conditioning and
  Heating Products          182,141     164,509     17,632      10.7
 Plumbing Products           66,795      66,794          1       ---
                            -------     -------     ------      ----
 Total                     $379,015    $362,742     16,273       4.5
                            =======     =======     ======      ====

Operating Results

Net sales increased approximately $484,000, or approximately .3%, and increased approximately $16,273,000, or approximately 4.5%, for the second quarter and the first six months of 1995, respectively, as compared to 1994, principally as a result of increased sales volume of residential air conditioning and heating ("HVAC") products, increased shipments of new and replacement HVAC products to manufactured housing customers and increased sales levels of commercial and industrial HVAC products by the Air Conditioning and Heating Products Group. These increases were partially offset by lower sales levels in the Residential Building Products Group and lower sales volume and prices of vitreous china products in the Plumbing Products Group, principally in the second quarter of 1995.

                     NORTEK, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 1 1995
       AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 2, 1994
                              (Continued)


Cost of products sold as a percentage of net sales increased from approximately 70.2% in the second quarter of 1994 to approximately 74.5% in the second quarter of 1995, and increased from approximately 70.4% in the first six months of 1994 to approximately 73.9% in the first six months of 1995 primarily as a result of higher material costs in each of the Company's operating groups in both periods. Increased direct labor and overhead costs in the Air Conditioning and Heating Products Group also contributed to the increased percentages. To a lesser extent, decreased sales levels (principally in the second quarter) without a proportionate decrease in direct labor and overhead costs in Residential Building Products and Plumbing Products and increased sales levels in the Air Conditioning and Heating Products Group, which group has a higher cost level than the total cost level of the Company, were also factors in the increase in the percentages.

Selling, general and administrative expense as a percentage of net sales decreased from approximately 22.2% in the second quarter of 1994 to approximately 20.2% in the second quarter of 1995 and decreased from approximately 23.2% in the first six months of 1994 to approximately 21.0% in the first six months of 1995. The decreases in selling, general and administrative expense as a percentage of net sales in the second quarter and first six months of 1995 were principally due to increased HVAC product net sales, principally to residential and manufactured housing customers, without a proportionate increase in expense. To a lesser extent, decreased expenses in the Plumbing Products Group and lower non-segment expense, principally in the second quarter, were also factors. These decreases in the percentage were partially offset by the effect of approximately $3,200,000 of income in 1994 from the settlement of insurance claims and disputes.

Segment earnings were approximately $12,550,000 for the second quarter of 1995, as compared to approximately $17,100,000 for the second quarter of 1994, and approximately $24,100,000 for the first six months of 1995 as compared to approximately $29,200,000 for the first six months of 1994. The decline in segment earnings for both periods principally was due to increased material costs in each of the Company's operating groups, partially offset by higher earnings from increased sales volume of HVAC products, without a proportionate increase in expense, and lower selling, general and administrative expense in each of the Company's operating groups. Approximately $1,600,000 of the decline in segment earnings in both periods resulted from the effect of income in the second quarter of 1994 from the settlement of insurance claims and disputes.

Operating earnings in the second quarter of 1995 decreased approximately $4,600,000, or approximately 31.1%, as compared to the second quarter of 1994 and decreased approximately $3,900,000, or approximately 16.9%, for the first six months of 1995 as compared to 1994, primarily due to approximately $3,200,000 (including $1,600,000 relating to the Company's operating segments) of income in the second

                     NORTEK, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 1 1995
       AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 2, 1994
                              (Continued)


quarter of 1994 from the settlement of insurance claims and disputes and from the factors discussed above.

Interest  expense  decreased approximately $300,000, or  approximately
4.8%  in  the  second  quarter  of  1995,  as  compared  to  1994  and approximately $2,300,000, or approximately 16.3% in the first six months of 1995, as compared to 1994. In February 1994, the Company sold in a public offering $218,500,000 of its 9 7/8% Notes and used a portion of the proceeds to redeem, on March 24, 1994 approximately
$153,000,000 of certain of the Company's outstanding indebtedness. Interest expense (net of interest income) for the first six months of 1994 was approximately $1,300,000 greater than it would have been had the debt redemption occurred on the same day as the financing. The effect of the redemption of certain other outstanding indebtedness in the first half of 1994 was also a factor. (See Note B and D of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

Interest income increased approximately $300,000, or approximately 23.1%, and approximately $700,000, or approximately 28.0%, for the second quarter and first six months of 1995, respectively, as compared to the same periods in 1994, principally due to higher yields earned on short-term investments and marketable securities, partially offset by lower average invested balances of short-term investments and marketable securities.

The provision for income taxes was approximately $2,500,000 for the second quarter of 1995, as compared to approximately $4,400,000 for the second quarter of 1994 and was approximately $4,700,000 for the first six months of 1995, as compared to approximately $5,300,000 for 1994. The income tax rates principally differ from the United States federal statutory rate of 35% as a result of state income tax provisions, nondeductible amortization expense (for tax purposes) in both periods, and the effect of foreign income tax on foreign source income (See Note F of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

The Company recorded an extraordinary loss of approximately $100,000 in the second quarter of 1994 and an extraordinary gain of approximately $300,000 in the first six months of 1994. The extraordinary loss and gain resulted from the purchase in the open market of the Company's 7 1/2% Convertible debentures. (See Note D of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

The cumulative effect of an accounting change resulted in earnings of approximately $400,000 in the first six months of 1994 from the adoption of SFAS No. 115. (See Notes E of the Notes to Unaudited
Condensed   Consolidated  Financial  Statements   included   elsewhere
herein.)


                     NORTEK, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 1 1995
       AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 2, 1994
                              (Continued)


Inflation has not had a material effect on the Company's results of operations and financial condition until mid-1994, when the Company experienced increases in certain costs and expenses including raw material costs. In the second quarter and first six months of 1995, material costs as a percentage of net sales increased by 3.3% and 3.1%, respectively, as compared to the second quarter and first six months of 1994. There can be no assurance that the Company will be able to sufficiently increase its sales prices if these cost increases persist.

Liquidity and Capital Resources

The Company's primary sources of liquidity in 1995 and 1994 have been funds provided by subsidiary operations, unrestricted short-term investments and marketable securities and in 1994 included funds from the sale of 9 7/8% Notes (See Note B of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein) and proceeds from a business sold. Unrestricted cash, investments and marketable securities were approximately $98,051,000 at July 1, 1995 as compared to $105,080,000 at December 31, 1994. The Company's Canadian subsidiary, Broan Limited, has a $20,100,000 Canadian (approximately $14,600,000 U. S. at exchange rates prevailing at July 1, 1995) secured line of credit, of which approximately $14,800,000 Canadian (approximately $10,900,000 U. S. at exchange rates prevailing at August 4, 1995), in the aggregate, is available to the Company (the "Line of Credit") at August 4, 1995. Borrowings under the Line of Credit are available for working capital and other general corporate purposes. The Line of Credit contains covenants requiring Broan Limited to maintain (i) a ratio of earnings before interest and taxes to interest of at least 2 to 1, (ii) a working capital ratio of at least 1.5 to 1 and (iii) a debt to equity ratio of no higher than 3 to
1. The Line of Credit also limits the annual amount of capital expenditures which Broan Limited may make to $1,000,000 Canadian (approximately $700,000 U. S. at exchange rates prevailing at July 1,
1995). Broan Limited pays a commitment fee of .25% per annum on the unutilized portion of the Line of Credit payable monthly on a pro rata basis, and the Line of Credit is subject to an annual review by the lender in April of each year. As of August 4, 1995, there were no outstanding borrowings under the Line of Credit.


                     NORTEK, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 1 1995
       AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 2, 1994
                              (Continued)


The Company believes that cash flow from subsidiary operations, unrestricted cash and marketable securities and borrowings under the Line of Credit or under new credit facilities or arrangements which may be entered into will provide sufficient liquidity to meet the Company's working capital, capital expenditure, debt service and other business needs through the next 12 months.

The Company's investment in marketable securities at July 1, 1995 consisted primarily of investments in United States Treasury securities. (See Note E of Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere herein.) At July 1, 1995, approximately $9,406,000 of the Company's cash and investments were pledged as collateral with insurance companies and were classified as restricted in current assets in the Company's accompanying unaudited condensed consolidated balance sheet.

At July 1, 1995, approximately $31,600,000 was available for the payment of cash dividends or stock payments under the terms of the Company's indenture governing the 9 7/8% Notes.

The Company's working capital and current ratio increased from approximately $173,459,000 and approximately 2.1:1, respectively, at December 31, 1994 to approximately $184,547,000 and approximately 2.2:1, respectively, at July 1, 1995, principally as a result of the factors described below.

Accounts receivable increased approximately $14,318,000, or approximately 15.6%, between December 31, 1994 and July 1, 1995, while net sales increased approximately 9.5% in the second quarter of 1995 as compared to the fourth quarter of 1994. The increase in accounts receivable is principally as a result of increased net sales of new and replacement products from residential and manufactured housing customers by the Air Conditioning and Heating Products Group. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Significant net sales near the end of any period generally result in significant amounts of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on July 1, 1995 as compared to December 31, 1994. In recent periods, the Company has not experienced any significant changes in credit terms, collection efforts, credit utilization or delinquency.

Inventories increased approximately $2,771,000 or approximately 2.9%, between December 31, 1994 and July 1, 1995.

Accounts payable increased approximately $6,056,000 or approximately 11.5% between December 31, 1994 and July 1, 1995.



                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 1 1995
         AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 2, 1994
                                (Continued)


Unrestricted cash and investments increased approximately $1,410,000 from December 31, 1994 to July 1, 1995, principally as a result of cash provided by (used in) the following:
                                                                Condensed
                                                             Consolidated
                                                       Cash Flows
                                                       ----------
Operating Activities--
 Cash flow from operations, net                       $15,051,000
 Increase in accounts receivable, net                 (14,310,000)
 Increase in inventories                               (2,598,000)
 Increase in trade accounts payable                     6,056,000
 Change in accrued expenses, taxes, prepaids,
   other assets, liabilities, and other, net           (3,109,000)
Investing Activities--
 Cash payment relating to a
   business sold                                       (1,745,000)
 Purchase of marketable securities                    (10,085,000)
 Proceeds from the sale of marketable
   securities                                          20,772,000
 Capital expenditures                                  (7,966,000)
Financing Activities--
 Payment of borrowings                                   (573,000)
All other, net                                            (83,000)
                                                       ----------
                                                      $ 1,410,000
                                                       ==========

The Company's debt-to-equity ratio decreased from approximately 1.9:1 at December 31, 1994 to 1.8:1 at July 1, 1995, primarily as a result of the effect of increased stockholders' investment as a result of net earnings and changes in the cumulative translation and marketable securities adjustments in the first half of 1995. (See Note E of the Notes to the Unaudited Condensed Consolidated Financial Statements and the Company's Unaudited Condensed Consolidated Statement of Stockholders' Investment included elsewhere herein.)

At July 1, 1995, the Company has approximately $3,500,000 of net U. S. Federal prepaid income tax assets which are expected to be realized through future operating earnings. (See Note F of Notes to the Unaudited Condensed Consolidated Financial Statements.)

The Company believes that its growth will be generated largely by internal growth in each of its product groups, augmented by strategic acquisitions. The Company regularly evaluates potential acquisitions which would increase or expand the market penetration of, or otherwise complement, its current product lines. On April 28, 1995, the Company announced an agreement in principle to acquire Best S.P.A. and related entities ("Best"). Best is a manufacturer of Eurostyle kitchen range hoods headquartered in Fabriano, Italy. Best manufactures range hoods which are distributed to Eastern and Western Europe, North and South America, the Middle East, Australia, New Zealand and the Orient. On May 22, 1995, the Company announced the signing of a letter of intent to acquire the assets, subject to certain liabilities of Rangaire Company of Cleburne, Texas. Rangaire manufactures and sells

                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 1 1995
         AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 2, 1994
                                (Continued)


kitchen range hoods and lighting fixtures to appliance and OEM customers and electrical distributors. Rangaire also manufactures lighting fixtures for distribution primarily in the Southeastern United States. Consummation of these transactions is subject to numerous conditions and requirements including the negotiation of definitive purchase and sale agreements. Accordingly, there can be no assurance that these acquisitions will be consummated.

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




    August 10, 1995
-------------------------
        (Date)