Form 10-Q
period 1995-09-30
NORTEK INC
filed 1995-11-13
CIK 72423

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D. C.   20549

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


 For the quarterly period ended      September 30, 1995
                              ------------------------------

                             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


For the transition period from                to
                              ---------------    -----------

Commission File No.                     1-6112
                   -----------------------------------------


                         NORTEK, INC.
------------------------------------------------------------
   (Exact name of registrant as specified in its charter)

       Delaware                              05-0314991
------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

     50 Kennedy Plaza, Providence, RI   02903-2360
------------------------------------------------------------
           (Address of principal executive offices)
                         (Zip Code)

                         (401) 751-1600
------------------------------------------------------------
     (Registrant's telephone number, including area code)

                              N/A
------------------------------------------------------------
     (Former name, former address and former fiscal year
                 if changed since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X    No
   ----------   -----------

The number of shares of Common Stock outstanding as of November 3, 1995 was 11,722,228. The number of shares of Special Common Stock outstanding as of November 3, 1995 was
501,049.




                  NORTEK, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEET
                  (Dollar Amounts in Thousands)

                                        Sept. 30,    Dec. 31,
                                           1995        1994
                                           ----        ----
                                             (Unaudited)
                 ASSETS
Current Assets:
 Unrestricted--
  Cash and investments at cost which
   approximates market                  $ 79,180   $ 77,106
  Marketable securities available
   for sale                               19,573     27,974
 Restricted--
  Cash and investments at cost which
   approximates market                     9,434      9,337
 Accounts receivable, less allowances
  of $4,204 and $4,030                   107,665     91,687
 Inventories:
  Raw materials                           33,569     32,660
  Work in process                         11,244      9,497
  Finished goods                          51,100     53,191
                                         -------    -------
                                          95,913     95,348
                                         -------    -------
 Prepaid expenses                          6,224      4,611
 Other current assets                      3,744      2,931
 U. S. Federal prepaid income taxes       17,500     19,800
                                         -------    -------
   Total Current Assets                  339,233    328,794
                                         -------    -------

Property and Equipment, at cost:
 Land                                      6,361      6,069
 Buildings and improvements               56,138     55,639
 Machinery and equipment                 131,701    123,848
                                         -------    -------
                                         194,200    185,556
  Less--Accumulated depreciation          96,575     87,475
                                         -------    -------
      Total Property and Equipment,
       net                                97,625     98,081
                                         -------    -------
Other Assets:
 Goodwill, less accumulated amortiza-
  tion of $23,281 and $21,459             71,081     72,682
 Deferred debt expense                     7,805      8,502
 Other                                     8,735     11,158
                                         -------    -------
                                          87,621     92,342
                                         -------    -------
                                        $524,479   $519,217
                                         =======    =======


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.




                  NORTEK, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEET
                           (Continued)
                  (Dollar Amounts in Thousands)

                                        Sept. 30,    Dec. 31,
                                           1995        1994
                                           ----        ----
                                             (Unaudited)
LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------

Current Liabilities:
 Notes payable, current maturities
  of long-term debt and other short-
  term obligations                      $  4,464    $  4,629
 Accounts payable                         56,651      52,697
 Accrued expenses and taxes, net          88,255      98,009
                                         -------     -------
       Total Current Liabilities         149,370     155,335
                                         -------     -------

Other Liabilities:
 Deferred income taxes                    19,226      18,232
 Other                                     7,450       7,909
                                         -------     -------
                                          26,676      26,141
                                         -------     -------
Notes, Mortgage Notes and
 Debentures Payable                      219,583     219,951
                                         -------     -------


Stockholders' Investment:
 Preference stock, $1 par value;
  authorized 7,000,000 shares,
  none issued                                ---         ---
 Common Stock, $1 par value;
  authorized 40,000,000 shares,
  15,834,766 shares and 15,814,246
  shares issued                           15,834      15,814
 Special Common Stock, $1 par value;
  authorized 5,000,000 shares,
  785,177 and 802,097 shares issued          785         802
Additional paid-in capital               134,631     134,627
Retained earnings                         11,666         766
Cumulative translation, pension and
 other adjustments                        (3,165)     (6,168)
 Less - treasury common stock at
        cost, 4,093,982 shares and
        3,795,035 shares                 (29,210)    (26,371)
      - treasury special common stock
        at cost, 272,684 shares and
        271,576 shares                    (1,691)     (1,680)
                                         -------     -------
       Total Stockholders' Investment    128,850     117,790
                                         -------     -------
                                        $524,479    $519,217
                                         =======     =======



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.



                  NORTEK, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
             (In Thousands Except Per Share Amounts)

                                               For The
                                          Three Months Ended
                                          ------------------
                                        Sept. 30,     Oct. 1,
                                           1995         1994
                                           ----         ----
                                             (Unaudited)

Net Sales                              $193,567      $197,012
                                        -------       -------
Costs and Expenses:
 Cost of products sold                  143,891       138,937
 Selling, general and
   administrative expense                39,596        42,721
                                        -------       -------
                                        183,487       181,658
                                        -------       -------
Operating earnings                       10,080        15,354
Interest expense                         (5,945)       (6,112)
Interest income                           1,565         1,258
Gain on sale of investment securities     2,200           ---
                                        -------       -------
Earnings before provision
 for income taxes                         7,900        10,500
Provision for income taxes                2,700         4,100
                                        -------       -------
Earnings before extraordinary
 loss                                     5,200         6,400
Extraordinary loss from debt
 retirements                                ---          (100)
                                        -------       -------
   Net Earnings                        $  5,200      $  6,300
                                        =======       =======

Net Earnings (Loss) Per Share:
Earnings Before Extraordinary Loss--
 Primary                               $    .41       $   .50
                                        -------        ------
 Fully diluted                         $    .41       $   .50
                                        -------        ------
Extraordinary Loss--
 Primary                               $    ---       $  (.01)
                                        -------        ------
 Fully diluted                         $    ---       $  (.01)
                                        -------        ------
Net Earnings--
 Primary                               $    .41       $   .49
                                         ======        ======
 Fully diluted                         $    .41       $   .49
                                         ======        ======

Weighted Average Number of Shares:
 Primary                                 12,579        12,730
                                         ======        ======
 Fully diluted                           12,582        13,059
                                         ======        ======


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.



                  NORTEK, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
             (In Thousands Except Per Share Amounts)

                                               For The
                                          Nine Months Ended
                                          ------------------
                                        Sept. 30,     Oct. 1,
                                           1995         1994
                                           ----         ----
                                             (Unaudited)

Net Sales                              $572,582      $559,754
                                        -------       -------
Costs and Expenses:
 Cost of products sold                  424,032       394,283
 Selling, general and
   administrative expense               119,248       127,062
                                        -------       -------
                                        543,280       521,345
                                        -------       -------
Operating earnings                       29,302        38,409
Interest expense                        (17,784)      (20,198)
Interest income                           4,782         3,789
Net loss on marketable securities          (200)          ---
Gain on sale of investment securities     2,200           ---
                                        -------       -------
Earnings before provision
 for income taxes                        18,300        22,000
Provision for income taxes                7,400         9,400
                                        -------       -------
Earnings before extraordinary
 gain                                    10,900        12,600
Extraordinary gain from debt
 retirements                                ---           200
                                        -------       -------
Earnings before the cumulative
 effect of an accounting change          10,900        12,800
Cumulative effect of an
 accounting change                          ---           400
                                        -------       -------
   Net Earnings                        $ 10,900      $ 13,200
                                        =======       =======

Net Earnings Per Share:
Earnings Before Extraordinary Gain--
 Primary                               $    .86      $    .99
                                        -------       -------
 Fully diluted                         $    .86      $    .98
                                        -------       -------
Extraordinary Gain--
 Primary                               $    ---      $    .02
                                        -------       -------
 Fully diluted                         $    ---      $    .02
                                        -------       -------
Cumulative Effect of an
 Accounting Change--
 Primary                               $    ---      $    .03
                                        -------       -------
 Fully diluted                         $    ---      $    .03
                                        -------       -------
Net Earnings--
 Primary                               $    .86      $   1.04
                                        =======       =======
 Fully diluted                         $    .86      $   1.03
                                        =======       =======

Weighted Average Number of Shares:
 Primary                                 12,663        12,697
                                         ======        ======
 Fully diluted                           12,664        13,212
                                         ======        ======


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.



                  NORTEK, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Amounts in Thousands)

                                               For the
                                          Nine Months Ended
                                          ------------------
                                         Sept. 30,     Oct. 1,
                                            1995        1994
                                            ----        ----
                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                             $10,900    $ 13,200
                                          ------     -------

Adjustments to reconcile net earnings
 to cash:
Depreciation and amortization             14,384      14,060
Net loss on marketable securities            200         ---
Gain on sale of investment securities     (2,200)        ---
Extraordinary gain from debt retirements     ---        (250)
Cumulative effect of an accounting
 change                                      ---        (400)
Deferred federal income tax provision
 (credit) from continuing operations       1,100      (3,200)
Deferred federal income tax provision
 on discontinued operations                  ---       2,200
Deferred federal income tax provision
 on extraordinary items                      ---       1,350
Changes in certain assets and liabilities,
 net of effects from acquisitions
 and dispositions:
  Accounts receivable, net               (15,970)    (26,228)
  Prepaids and other current assets         (989)     (3,436)
  Inventories                             (2,309)    (12,083)
  Accounts payable                         3,954      13,831
  Accrued expenses and taxes              (5,402)     11,550
  Long-term assets, liabilities and
   other, net                              1,377      (5,917)
                                         -------     -------
    Total adjustments to net earnings     (5,855)     (8,523)
                                         -------     -------
   Net Cash Provided by Operating
     Activities                            5,045       4,677
                                         -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                     (11,120)    (13,640)
Purchase of investments and marketable
 securities                              (10,085)     (5,032)
Proceeds from sale of investments and
 marketable securities                    20,772         ---
Proceeds relating to businesses sold
 or discontinued, net                      1,129      12,468
Change in restricted cash and
 investments                                (416)     (2,475)
Other, net                                   220         410
                                         -------     -------
 Net Cash Provided by (Used in)
  Investing Activities                       500      (8,269)
                                         -------     -------


CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Notes, net                           ---     209,195
Purchase and redemption of
 debentures and notes payable                ---    (185,209)
Payment of borrowings                       (633)     (8,185)
Purchase of Nortek Common and
 Special Common Stock                     (2,850)        ---
Other, net                                    12         (87)
                                         -------     -------
 Net Cash Provided by (Used in)
  Financing Activities                    (3,471)     15,714
                                         -------     -------

Net increase in unrestricted
 cash and investments                      2,074      12,122
Unrestricted cash and investments at
 the beginning of the period              77,106      56,606
                                         -------     -------
Unrestricted cash and investments at the
 end of the period                      $ 79,180    $ 68,728
                                         =======     =======

Interest paid                           $ 22,530    $ 21,436
                                         =======     =======

Income taxes paid, net                  $  3,508    $  4,530
                                         =======     =======


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.



Nortek, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Investment
For the Three Months Ended September 30, 1995 and October 1, 1994
(Dollar Amounts in Thousands)




                                                            Cumulative
                                                            Translation,
                                         Addi-    Retained     Pension
                               Special  tional    Earnings   and Other
                        Common Common  Paid-in   (Accumulat-   Adjust-Treasury
                         Stock  Stock  Capital   ed Deficit)   ments     Stock
                        -----   -----  -------  -----------    -----     -----
                                            (Unaudited)



Balance, July 2, 1994  $15,788  $820  $134,627  $(10,134)   $(5,390) $(28,051)
 10,406 shares of
  special common stock
  converted into
  10,406 shares of
  common stock              10   (10)      ---        ---       ---       ---
 1,744 shares of common
  stock issued upon
  exercise of stock
  options                    2   ---        (2)       ---       ---       ---
 Translation adjust-
  ment                     ---   ---       ---        ---       430       ---
 Unrealized decline in
  marketable securities    ---   ---       ---        ---      (261)      ---
Net earnings               ---   ---       ---     6,300        ---       ---
                        ------   ---   -------     ------     ------   -------

Balance, Oct. 1, 1994  $15,800  $810  $134,625   $(3,834)   $(5,221) $(28,051)
                       ======   ===   =======     ======     ======   =======

Balance, July 1, 1995  $15,829  $790  $134,631   $ 6,466    $(3,185) $(28,051)
5,056 shares of
 special common stock
 converted into 5,056
 shares of common
 stock                       5    (5)     ---        ---        ---       ---
299,851 shares of
 treasury stock
 acquired                  ---   ---      ---        ---        ---    (2,850)
Translation adjust-
 ment                     ---   ---       ---        ---        (18)      ---
Unrealized appreci-
 ation in marketable
 securities                ---   ---       ---       ---         38       ---
Net earnings               ---   ---       ---      5,200        ---      ---
                        ------   ---   -------     ------      -----   -------
Balance, September 30,
 1995                  $15,834  $785  $134,631    $11,666   $(3,165) $(30,901)
                       ======   ===   =======     ======     ======   =======



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.



Nortek, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Investment
For the Nine Months Ended September 30, 1995 and October 1, 1994
(Dollar Amounts in Thousands)


                                                            Cumulative
                                                            Translation,
                                         Addi-      Retained   Pension
                               Special  tional      Earnings and Other
                        Common Common  Paid-in   (Accumulat-   Adjust-Treasury
                         Stock  Stock  Capital   ed Deficit)     ments   Stock
                        -----   -----  -------  -----------    ------    -----
                                                (Unaudited)

Balance, December 31,
 1993                  $15,759  $849  $134,627  $(17,034)   $(2,143) $(28,051)
 39,483 shares of
  special common stock
  converted into
  39,483 shares of
  common stock              39   (39)     ---        ---        ---       ---
 1,744 shares of common
  stock issued upon
  exercise of stock
  options                    2   ---        (2)      ---        ---       ---
 Translation adjustment    ---   ---      ---        ---       (161)      ---
 Cumulative effect of
  an accounting change
  (see Note F)             ---   ---      ---        ---       (400)      ---
 Unrealized decline in
  marketable securities   ---   ---       ---        ---     (2,517)      ---
Net earnings              ---   ---       ---     13,200        ---       ---
                        ------   ---   -------    -------     ------    ------
Balance, October 1,
 1994                  $15,800  $810  $134,625  $ (3,834)   $(5,221) $(28,051)
Balance, December 31,  =======  ====  ========  =========   =======  ========
 1994                  $15,814  $802  $134,627   $    766   $(6,168) $(28,051)
16,920 shares of
 special common
 stock converted
 into 16,920 shares
 of common stock            17   (17)     ---        ---        ---       ---
3,600 shares of
 common stock issued
 upon exercise of
 stock options               3   ---        4        ---        ---       ---
300,055 shares of
 treasury stock
 acquired                 ---   ---       ---        ---        ---    (2,850)
Translation adjust-
 ment                     ---   ---       ---        ---        481       ---
Unrealized appreci-
 ation in marketable
 securities               ---   ---       ---        ---      2,522       ---
Net earnings              ---   ---       ---      10,900       ---       ---
Balance, September 30, -------  ----  --------    -------   -------   -------
 1995                  $15,834  $785  $134,631    $11,666   $(3,165) $(30,901)
                        ======   ===   =======    =======    ======   =======



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.




                     NORTEK, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                September 30, 1995 AND October 1, 1994





(A) The unaudited condensed consolidated financial statements presented ("Unaudited Financial Statements") have been prepared by Nortek, Inc. and subsidiaries (the "Company") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, although, the Company believes that the disclosures included are adequate to make the information presented not misleading. Certain amounts in the Unaudited Financial Statements for the prior periods have been reclassified to conform to the presentation at September 30, 1995. It is suggested that these Unaudited Financial Statements be read in conjunction with the financial statements and the notes included in the Company's latest Annual Report on Form 10-K.

(B) In the fourth quarter of 1995, several of the Company's wholly owned subsidiaries completed the acquisition of the assets, subject to certain liabilities, of Rangaire Company of Cleburne, Texas ("Rangaire"), all the capital stock of Best S.p.A. of Fabriano, Italy and related entities ("Best") and all the capital stock of Venmar Ventilation, Inc. of Drummondville, Quebec, Canada ("Venmar"). The aggregate purchase price for these acquisitions was approximately $36,700,000, consisting of cash of approximately $26,000,000 and future payments of approximately $10,700,000 (including approximately $7,500,000 payable in January 1996). Certain of the selling shareholders of these acquisitions are entitled to additional purchase price payments of up to approximately $7,900,000, depending on subsequent operating results of such acquisitions.

     Approximately $9,600,000 of the cash was borrowed under the terms of the secured Line of Credit of the Company's wholly owned subsidiary, Broan Limited.

     Assuming that these acquisitions had occurred on January 1, 1994, the following table represents the unaudited pro forma operating results for the nine months ended September 30, 1995 and October 1, 1994 and for the year ended December 31, 1994:





                     NORTEK, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                September 30, 1995 AND October 1, 1994
                              (Continued)


                                       Nine
                                    Months Ended       Year Ended
                                   ------------       ------------
                                Sept. 30,   Oct. 1,     Dec. 31,
                                   1995       1994        1994
                                   ----       ----        ----
                                   (Amounts in Thousands Except
                                         Per Share Amounts)

     Net Sales                   $669,269   $643,139    $851,249

     Earnings from Continuing
       Operations                $ 10,800   $ 14,800    $ 19,900

     Fully Diluted Earnings
       Per Share                 $    .85   $   1.15    $   1.55


     In computing the pro forma results, earnings from continuing operations have been reduced by net interest income on the aggregate cash portion of the purchase price of such acquisitions at the historical rates earned by the Company during these periods, and by interest expense on indebtedness incurred in connection with the acquisitions for all periods presented, net of the tax effect. Earnings from continuing operations have also been reduced by amortization of goodwill and reflect net adjustments to depreciation expense, as a result of an increase to estimated fair market value of property and equipment and the Company's basis of accounting upon acquisition.

     The pro forma information presented does not purport to be indicative of the results which would have been reported if the acquisitions had occurred on January 1, 1994, or which may be reported in the future.

(C) On January 14, 1994, the Company redeemed $22,600,000 principal amount of its 11 1/2% Senior Subordinated Debentures due May 1994, which were called for redemption in December 1993. In February 1994, the Company sold in a public offering $218,500,000 of its 9 7/8% Senior Subordinated Notes due 2004 ("9 7/8% Notes") at a slight discount. On March 24, 1994, a portion of the net proceeds from the sale of the 9 7/8% Notes was used to redeem approximately $153,000,000 of certain of the Company's outstanding principal amount of indebtedness, and to pay accrued interest. Interest expense, net of interest income, in the first quarter and first nine months of 1994 was approximately $1,300,000 greater than it would have been had the debt redemption occurred on the same day as the financing. Earnings from continuing operations and fully diluted earnings per share for the nine months ended October 1, 1994, as adjusted for the pro forma effect of the debt financing and the debt redemptions would have been $13,500,000 and $1.05, respectively.



                     NORTEK, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                September 30, 1995 AND October 1, 1994
                              (Continued)


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

     On March 31, 1994, the Company sold all the capital stock of its Dixieline Lumber Company subsidiary ("Dixieline") for approximately $18,800,000 in cash and $6,000,000 in preferred stock of the purchaser. In the third quarter of 1993, the Company provided a valuation reserve to reduce the Company's net investment in Dixieline to estimated net realizable value. No additional loss in 1994 was necessary in connection with the sale.

     In the third quarter of 1995, the Company sold its investment in the preferred stock of Dixieline, which resulted in a pre-tax gain of approximately $2,200,000 ($.17 per share, net of tax).

(D) In the second quarter of 1994, the Company recorded pre-tax income of approximately $3,200,000 ($1,900,000 after-tax, or $.14 per share) resulting from the settlement of certain insurance claims and disputes.

(E) On October 24, 1994, the Company redeemed its remaining outstanding $6,373,000 principal amount of 7 1/2% Convertible Debentures due May 1, 2006 ("7 1/2% Debentures"), which were called for redemption in September 1994, plus paid accrued interest and a slight redemption premium. This call for redemption resulted in an extraordinary loss of approximately $100,000, net of income taxes of $100,000 ($.02 per share) in the third quarter of 1994.

     During the second quarter of 1994, the Company purchased in the open market approximately $5,121,000 principal amount of its 7 1/2% Debentures. During the first quarter of 1994, the Company purchased, at a discount, in the open market approximately $4,000,000 principal amount of its 7 1/2% Debentures. These transactions resulted in an extraordinary loss of approximately $100,000, net of income taxes of $50,000 ($.01 per share) in the second quarter and an extraordinary gain of approximately $400,000, net of income taxes of $200,000 ($.03 per share) in the first quarter of 1994.



                     NORTEK, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                September 30, 1995 AND October 1, 1994
                              (Continued)


(F) On January 1, 1994, the Company adopted the accounting requirements of Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities", and recorded as income the accumulated unrealized marketable security reserve recorded at December 31, 1993 of approximately $400,000 ($.03 per share) as the cumulative effect of an accounting change. Under the new accounting method, the Company records unrealized gains or losses on such investment securities as adjustments to stockholders' investment. Previously, such gains or losses were recorded in the Company's statement of operations. At September 30, 1995, the accumulated reduction in the Company's stockholders' investment under the new accounting method for unrealized losses was approximately $857,000 as compared to approximately $3,379,000 at December 31, 1994.

     During the second quarter of 1995, the Company recorded a pre-tax loss of approximately $200,000 ($.02 per share, net of tax) on the sale of marketable securities. At September 30, 1995, there were no unrealized gains on the Company's marketable securities.

(G) The tax effect of temporary differences which gave rise to significant portions of deferred income tax assets and liabilities as of September 30, 1995 and December 31, 1994 is as follows:

                                              Sept. 30,      Dec. 31,
                                                 1995         1994
                                                 ----         ----
                                               (Amounts in Thousands)
     U. S. Federal Prepaid (Deferred)
     Income Tax Assets Arising From:
       Accounts receivable                     $ 1,456     $ 1,399
       Inventory                                  (100)       (468)
       Insurance reserves                        5,234       7,688
       Other reserves, liabilities
          and assets, net                       10,910      11,181
                                                ------      ------
                                               $17,500     $19,800
                                                ======      ======
     Deferred (Prepaid) Income Tax
     Liabilities Arising From:
       Property and equipment, net             $12,489     $12,406
       Prepaid pension assets                    1,116       1,230
       Insurance reserves                         (521)       (643)
       Other reserves, liabilities and
          assets, net                            3,621       2,476
       Capital loss carryforward                (6,898)     (6,217)
       Unrealized loss on business sold            ---        (604)
       Other tax assets                         (2,266)     (3,642)
       Valuation allowances                     11,685      13,226
                                                ------      ------
                                               $19,226     $18,232
                                                ======      ======

     At September 30, 1995, the Company has a capital loss carryforward of approximately $17,700,000, which expires in the year 1997. The Company has provided a valuation allowance equal to the tax effect of capital loss carryforwards and certain other




                     NORTEK, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                September 30, 1995 AND October 1, 1994
                              (Continued)




     tax assets, since realization of these tax assets cannot be reasonably assured. At September 30, 1995, the Company has approximately $2,000,000 of net U. S. Federal prepaid income tax assets which are expected to be realized through future operating earnings.

     The table below reconciles the provision for income taxes from continuing operations at the federal statutory income tax rate to the actual provision for income taxes:

                                      Three               Nine
                                   Months Ended       Months Ended
                                   ------------       ------------
                                Sept. 30, Oct. 1, Sept. 30,  Oct. 1,
                                   1995     1994     1995      1994
                                   ----     ----     ----      ----
                                       (Amounts in Thousands)
     Provision for income taxes
      at the federal statutory
      rate                        $2,765  $3,675    $6,405   $7,700
     Net change from statutory
      rate:
     State taxes, net of federal
      tax effect                     195      66       585      650
     Non-deductible amortization
      for tax purposes               184     184       553      553
     Other non-deductible
      items                          163      91       243      273
     Change in valuation reserve    (730)    132      (660)     123
     Tax effect on foreign income     73     142       224      292
     Other, net                       50    (190)       50     (191)
                                   -----   -----     -----    -----
     Provision for income taxes
      from continuing operations  $2,700  $4,100    $7,400   $9,400
                                  =====    =====    =====     =====

(H) Net earnings per share amounts have been computed using the weighted average number of common and common equivalent shares outstanding during each year. Fully diluted earnings per share calculations for 1994 include the effect of convertible debentures (and the reduction in related interest expense).

(I) At September 30, 1995, approximately $30,300,000 was available for the payment of cash dividends or stock payments under the terms of the Company's Indenture governing the 9 7/8% Notes.

(J) On September 29, 1995, the Company acquired 298,772 shares of its Common Stock and 971 shares of its Special Common Stock in a negotiated transaction for approximately $2,848,000.




                     NORTEK, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                September 30, 1995 AND October 1, 1994
                              (Continued)



(K)  The   following  table  summarizes  the  unaudited  activity   of
     businesses sold or discontinued included in the accompanying unaudited condensed consolidated statement of cash flows:

                                                  Nine Months Ended
                                                  ------------------
                                                 Sept. 30,    Oct. 1,
                                                    1995        1994
                                                    ----        ----
                                                (Amounts in Thousands)
     Fair value of assets sold                   $   ---    $39,439
     Non-cash proceeds received as part
      of the proceeds                                ---     (6,000)
     Liabilities assumed by the purchaser            ---    (16,143)
     Cash proceeds from the sale of
      Dixieline preferred stock (See
      Note C)                                      2,874        ---
     Cash paid relating to businesses
      sold or discontinued                        (1,745)    (4,828)
                                                  ------     ------
     Net cash proceeds relating to
      businesses sold or discontinued            $ 1,129    $12,468
                                                  ======     ======

     Significant unaudited non-cash financing and investing activities excluded from the accompanying unaudited condensed consolidated statement of cash flows include an increase of approximately $2,522,000 in the first nine months ended September 30, 1995 and a decline of approximately $2,517,000 in the first nine months of 1994 in the fair market value of marketable securities available for sale.

     Depreciation and amortization included in the Company's unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 1995 and October 1, 1994, includes approximately $800,000 and approximately $1,100,000 of amortization of deferred debt expense and debt discount, respectively,  which  is  recorded as  interest  expense  in  the
     accompanying   unaudited  condensed  consolidated  statement   of
     operations.





                     NORTEK, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995
      AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 1, 1994


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

Results of Operations

The tables below and on the next page set forth, for the periods presented, (a) certain unaudited consolidated operating results, (b) the percentage change of such results as compared to the prior comparable period, (c) the percentage which such results bear to net sales and (d) the change of such percentages as compared to the prior comparable period. The results for the third quarter ended September 30, 1995 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

                                                      Change in the
                             Third Quarter Ended    Third Quarter 1995
                            Sept. 30,    Oct. 1,   As Compared to 1994
                               1995        1994        $         %
                               ----        ----      -----     ------
                                    (Dollar amounts in millions)

Net    sales                  $193.6      $197.0     (3.4)       (1.7)
Cost   of   products   sold    143.9       138.9     (5.0)       (3.6)
Selling, general and
 administrative expense         39.6        42.8       3.2         7.5
Operating earnings              10.1        15.3      (5.2)      (34.0)
Interest expense                (5.9)       (6.1)       .2         3.3
Interest income                  1.5         1.3        .2        15.4
Gain on sale of investment
 securities                      2.2         ---       2.2         ---
Earnings before provision
   for income taxes              7.9        10.5      (2.6)      (24.8)
Provision for income taxes       2.7         4.1       1.4        34.1
Earnings before extra-
    ordinary   loss              5.2         6.4      (1.2)      (18.8)
Extraordinary loss from
 debt retirements               ---          (.1)       .1       100.0
                                ----        ----      ----       -----
Net   earnings                $  5.2     $   6.3      (1.1)      (17.5)
                                ====        ====     =====       =====





                     NORTEK, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995
      AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 1, 1994
                              (Continued)



                                 Percentage           Change in
                                of Net Sales          Percentage
                            Third Quarter Ended     for the Third
                            Sept. 30,  Oct. 1,       Quarter 1995
                               1995      1994    As Compared to 1994
                               ----      ----    -------------------


Net sales                      100.0%   100.0%           ---
Cost of products sold           74.3     70.5           (3.8)
Selling, general and
 administrative expense         20.5     21.7            1.2
Operating earnings               5.2      7.8           (2.6)
Interest expense                (3.0)    (3.1)            .1
Interest income                   .8       .7             .1
Gain on sale of investment
 securities                      1.1      ---            1.1
Earnings before provision
 for income taxes                4.1      5.4           (1.3)
Provision for income taxes       1.4      2.1             .7
Earnings before extraordinary
 loss                            2.7      3.3            (.6)
Extraordinary loss from debt
 retirements                     ---      (.1)            .1
                                ----     ----           ----
Net earnings                     2.7      3.2            (.5)
                                ====     ====           ====




                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995
        AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 1, 1994
                                (Continued)



The tables below and on the next page set forth, for the periods presented,
(a) certain unaudited consolidated operating results, (b) the percentage change of such results as compared to the prior comparable period, (c) the percentage which such results bear to net sales and (d) the change of such percentages as compared to the prior comparable period. The results for the nine months ended September 30, 1995 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

                                                   Change in the First
                              Nine Months Ended    Nine Months of 1995
                              Sept. 30,  Oct. 1,   As Compared to 1994
                                 1995      1994        $         %
                                 ----      ----      -----     ------
                                    (Dollar amounts in millions)

Net sales                       $572.5    $559.8       12.7      2.3
Cost of products sold            424.0     394.3      (29.7)    (7.5)
Selling, general and
  administrative expense         119.2     127.1        7.9      6.2
Operating earnings                29.3      38.4       (9.1)   (23.7)
Interest expense                 (17.8)    (20.2)       2.4     11.9
Interest income                    4.8       3.8        1.0     26.3
Net loss on marketable
  securities                       (.2)      ---        (.2)      *
Gain on sale of investment
  securities                       2.2       ---        2.2      ---
Earnings before provision
  for income taxes                18.3      22.0       (3.7)   (16.8)
Provision for income taxes         7.4       9.4        2.0     21.3
Earnings before extraordinary
  gain and the cumulative
  effect of an accounting
  change                          10.9      12.6       (1.7)   (13.5)
Extraordinary gain from debt
  retirements                      ---        .2        (.2)  (100.0)
Cumulative effect of an
  accounting change                ---        .4        (.4)  (100.0)
                                 -----     -----       ----    -----
Net earnings                    $ 10.9    $ 13.2       (2.3)  ( 17.4)
                                 =====     =====       ====   ======



*Not meaningful




                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995
        AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 1, 1994
                                (Continued)

                                Percentage of
                                  Net Sales        Change in Percentage
                              Nine Months Ended     for the First Nine
                              Sept. 30,  Oct. 1,      Months of 1995
                                 1995      1994    As Compared to 1994
                                 ----      ----    -------------------


Net sales                        100.0%    100.0%           ---
Cost of products sold             74.1      70.5           (3.6)
Selling, general and
 administrative expense           20.8      22.7            1.9
Operating earnings                 5.1       6.8           (1.7)
Interest expense                  (3.1)     (3.6)            .5
Interest income                     .8        .7             .1
Net loss on marketable
 securities                        ---       ---            ---
Gain on sale of investment
 securities                         .4       ---             .4
Earnings before provision
 for income taxes                  3.2       3.9            (.7)
Provision for income taxes         1.3       1.7             .4
Earnings before extraordinary
 gain and the cumulative
 effect of an accounting
 change                            1.9       2.2            (.3)
Extraordinary gain from debt
 retirements                       ---        .1            (.1)
Cumulative effect of an
 accounting change                 ---        .1            (.1)
                                  ----      ----           ----
Net earnings                       1.9       2.4            (.5)
                                  ====      ====           ====





                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995
        AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 1, 1994
                                (Continued)


The following table presents the net sales for the Company's principal product groups for the third quarter and nine months ended September 30, 1995 as compared to the third quarter and nine months ended October 1, 1994 and the amount and the percentage change of such results as compared to the prior comparable period. The results of operations for the third quarter and first nine months of 1995 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

                                      Third Quarter Ended
                              ----------------------------------------
                            Sept. 30,    Oct. 1,   Increase (Decrease)
                               1995        1994        $         %
                               ----        ----      -----    -----
                                          (000's omitted)
Net Sales:
 Residential Building
  Products                 $ 64,518    $ 67,832   $(3,314)      (4.9)
 Air Conditioning and
  Heating Products           95,707      93,573     2,134        2.3
 Plumbing Products           33,342      35,607    (2,265)      (6.4)
                            -------     -------     ------      ----
 Total                     $193,567    $197,012   $(3,445)      (1.7)
                            =======     =======     ======      ====

                                         Nine Months Ended
                              ----------------------------------------
                            Sept. 30,    Oct. 1,   Increase (Decrease)
                               1995        1994        $         %
                               ----        ----      -----    -----
                                          (000's omitted)
Net Sales:
 Residential Building
  Products                 $194,597    $199,271    $(4,674)     (2.3)
 Air Conditioning and
  Heating Products          277,848     258,082     19,766       7.7
 Plumbing Products          100,137     102,401     (2,264      (2.2)
                            -------     -------     ------      ----
 Total                     $572,582    $559,754    $12,828       2.3
                            =======     =======     ======      ====



Operating Results

Net sales decreased approximately $3,450,000, or approximately 1.7%, and increased approximately $12,800,000, or approximately 2.3%, for the third quarter and the first nine months of 1995, respectively, as compared to 1994. The increase in net sales in the first nine months was due principally as a result of increased shipments of new and replacement air conditioning and heating (HVAC) products to manufactured housing customers, increased sales levels of commercial and industrial HVAC products by the Air Conditioning and Heating Products Group, and increased sales volume of residential HVAC products. These increases were partially offset by lower sales levels in the Residential Building Products Group and lower sales volume and prices of vitreous china products in the Plumbing Products Group. The decrease in net sales in the third quarter is due primarily as a result of lower sales levels in the Residential Building Products Group, lower sales volume and prices of vitreous china products in the




                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995
        AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 1, 1994
                                (Continued)

Plumbing Products Group and a decrease in the sales volume of residential HVAC products. These decreases were partially offset by increased sales to manufactured housing customers and increased sales levels of commercial and industrial HVAC products by the Air Conditioning and Heating Products Group.

Cost of products sold as a percentage of net sales increased from approximately 70.5% in the third quarter of 1994 to approximately 74.3% in the third quarter of 1995, and increased from approximately 70.5% in the first nine months of 1994 to approximately 74.1% in the first nine months of 1995 primarily as a result of higher material costs in each of the Company's operating groups in both periods of 1995. Increased direct labor and overhead costs in the Air Conditioning and Heating Products Group also contributed to the increased percentages. To a lesser extent, decreased sales levels (principally in the third quarter) without a proportionate decrease in overhead costs in Plumbing Products was also a factor. The increases in the percentages were partially offset by lower direct labor and overhead costs, in Residential Building Products.

Selling, general and administrative expense as a percentage of net sales decreased from approximately 21.7% in the third quarter of 1994 to approximately 20.5% in the third quarter of 1995 and decreased from approximately 22.7% in the first nine months of 1994 to approximately 20.8% in the first nine months of 1995. The decreases in selling, general and administrative expense as a percentage of net sales in the third quarter and first nine months of 1995 were principally due to increased HVAC product net sales, principally to residential and manufactured housing customers, without a proportionate increase in expense. To a lesser extent, decreased expenses in the Plumbing Products Group and lower non-segment expense were also factors. These decreases in the percentage were partially offset by the effect of approximately $3,200,000 of income in 1994 from the settlement of insurance claims and disputes.

Segment earnings were approximately $11,700,000 for the third quarter of 1995, as compared to approximately $17,700,000 for the third quarter of 1994, and approximately $35,800,000 for the first nine months of 1995 as compared to approximately $46,900,000 for the first nine months of 1994. The decline in segment earnings for both periods was due principally to increased material costs in each of the Company's operating groups, partially offset by higher earnings from increased sales volume of HVAC products, without a proportionate increase in expense, and lower selling, general and administrative expense (as a percentage of net sales) in the Air Conditioning and Heating Products and Plumbing Products Groups. Approximately $1,600,000 of the decline in segment earnings in the first nine months resulted from the effect of income in the second quarter of 1994 from the settlement of insurance claims and disputes.






                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995
        AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 1, 1994
                                (Continued)


Operating earnings in the third quarter of 1995 decreased approximately $5,200,000, or approximately 34.0%, as compared to the third quarter of 1994 and decreased approximately $9,100,000, or approximately 23.7%, for the first nine months of 1995 as compared to 1994, primarily due to approximately $3,200,000 (including $1,600,000 relating to the Company's operating segments) of income in the second quarter of 1994 from the settlement of insurance claims and disputes and from the factors discussed above.

Interest expense decreased approximately $200,000, or approximately 3.3% in the third quarter of 1995, as compared to 1994 and approximately
$2,400,000, or approximately 11.9% in the first nine months of 1995, as compared to 1994. In February 1994, the Company sold in a public offering $218,500,000 of its 9 7/8% Notes and used a portion of the proceeds to redeem, on March 24, 1994 approximately $153,000,000 of certain of the Company's outstanding indebtedness. Interest expense (net of interest income) for the first nine months of 1994 was approximately $1,300,000 greater than it would have been had the debt redemption occurred on the same day as the financing. The effect of the redemption of certain other outstanding indebtedness in the first nine months of 1994 was also a factor. (See Note C and E of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

Interest income increased approximately $200,000, or approximately 15.4%, and approximately $1,000,000, or approximately 26.3%, for the third quarter and first nine months of 1995, respectively, as compared to the same periods in 1994, principally due to higher yields earned on short-term investments and marketable securities, partially offset by lower average invested balances of short-term investments and marketable securities.

The provision for income taxes was approximately $2,700,000 for the third quarter of 1995, as compared to approximately $4,100,000 for the third quarter of 1994 and was approximately $7,400,000 for the first nine months of 1995, as compared to approximately $9,400,000 for 1994. The income tax rates principally differ from the United States federal statutory rate of 35% as a result of state income tax provisions, nondeductible amortization expense (for tax purposes), the effect of foreign income tax on foreign source income and the reversal in the third quarter of 1995 of certain tax valuation reserves no longer required (See Note G of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

The Company recorded an extraordinary loss of approximately $100,000 in the third quarter of 1994 and an extraordinary gain of approximately $200,000 in the first nine months of 1994. The extraordinary loss and gain resulted from the purchase in the open market of the Company's 7 1/2% Convertible debentures. (See Note E of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)




                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995
        AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 1, 1994
                                (Continued)


The cumulative effect of an accounting change resulted in earnings of approximately $400,000 in the first nine months of 1994 from the adoption of SFAS No. 115. (See Note F of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

Inflation has not had a material effect on the Company's results of operations and financial condition until mid-1994, when the Company experienced increases in certain costs and expenses including raw material costs. In the third quarter and first nine months of 1995, material costs as a percentage of net sales increased by 2.8% and 3.0%, respectively, as compared to the third quarter and first nine months of 1994. The Company has not been able to and there can be no assurance that the Company will be able to sufficiently increase its sales prices in the future.



Liquidity and Capital Resources

The Company's primary sources of liquidity in 1995 and 1994 have been funds provided by subsidiary operations, unrestricted short-term investments and marketable securities and in 1994 included funds from the sale of 9 7/8% Notes (See Note C of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein) and proceeds from a business sold. Unrestricted cash, investments and marketable securities were approximately $98,753,000 at September 30, 1995 as compared to $105,080,000 at December 31, 1994. The Company's Canadian subsidiary, Broan Limited, has a $20,100,000 Canadian (approximately $15,000,000 U. S. at exchange rates prevailing at September 30, 1995) secured line of credit ("Line of Credit"). Borrowings under the Line of Credit are available for working capital and other general corporate purposes. The Line of Credit contains covenants requiring Broan Limited to maintain (i) a ratio of earnings before interest and taxes to interest of at least 2 to 1, (ii) a working capital ratio of at least 1.5 to 1 and (iii) a debt to equity ratio of no higher than 3 to 1. The Line of Credit also limits the annual amount of capital expenditures which Broan Limited may make to $1,000,000 Canadian (approximately $750,000 U. S. at exchange rates prevailing at September 30,
1995). Broan Limited pays a commitment fee of .25% per annum on the unutilized portion of the Line of Credit payable monthly on a pro rata basis, and the Line of Credit is subject to an annual review by the lender in April of each year. At November 3, 1995, borrowings outstanding under the Line of Credit were approximately $13,000,000 Canadian (approximately $9,600,000 U.S. at exchange rates prevailing at November 3, 1995).

On October 9, 1995, the Company announced the completion of the purchase of the assets, subject to certain liabilities, of Rangaire Company of Cleburne, Texas ("Rangaire"). Rangaire manufactures and sells kitchen range hoods and lighting fixtures to appliance and original equipment manufacturing customers and electrical distributors. Rangaire also manufactures lighting fixtures for distribution primarily in the Southeastern United States.




                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995
        AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 1, 1994
                                (Continued)



On October 31, 1995, certain wholly owned subsidiaries of the Company completed the acquisition of the capital stock of Best S.p.A. and related entities ("Best"). Best is a manufacturer of Eurostyle kitchen range hoods headquartered in Fabriano, Italy. Best manufactures range hoods which are distributed to Eastern and Western Europe, North and South America, the Middle East, Australia, New Zealand and the Orient. On November 1, 1995, Broan Ltd., a wholly owned subsidiary of the Company acquired the stock of Venmar Ventilation, Inc. of Canada, along with related entities ("Venmar"). Venmar, a leader in the indoor air quality market in Canada, manufactures continuous ventilation systems and energy recovery ventilators for distribution primarily to Canadian and United States markets. Venmar is headquartered in Drummondville, Quebec, Canada.

The aggregate purchase price for these acquisitions was approximately $36,700,000, consisting of cash of approximately $26,000,000 and future payments of approximately $10,700,000 (including approximately $7,500,000 payable in January 1996). Certain of the selling shareholders of these acquisitions are entitled to additional purchase price payments of up to approximately $7,900,000, depending on subsequent operating results of such acquisitions. Approximately $9,600,000 of the cash was borrowed under the terms of the Broan Limited Line of Credit.

The Company believes that cash flow from subsidiary operations, unrestricted cash and marketable securities and borrowings under the Line of Credit or under new credit facilities or arrangements which may be entered into will provide sufficient liquidity to meet the Company's working capital, capital expenditure, debt service and other business needs through the next 12 months. At November 3, 1995, approximately $1,800,000 Canadian (approximately $1,300,000 U. S. at exchange rates prevailing at November 3, 1995), in the aggregate is available to the Company under the Line of Credit.

The Company's investment in marketable securities at September 30, 1995 consisted primarily of investments in United States Treasury securities. (See Note F of Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere herein.) At September 30, 1995, approximately $9,434,000 of the Company's cash and investments were pledged as collateral with insurance companies and were classified as restricted in current assets in the Company's accompanying unaudited condensed consolidated balance sheet.

At September 30, 1995, approximately $30,300,000 was available for the payment of cash dividends or stock payments under the terms of the Company's indenture governing the 9 7/8% Notes.

The Company's working capital and current ratio increased from approximately $173,459,000 and approximately 2.1:1, respectively, at December 31, 1994 to approximately $189,863,000 and approximately 2.3:1, respectively, at September 30, 1995, principally as a result of the factors described below.



                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995
        AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 1, 1994
                                (Continued)


Accounts receivable increased approximately $15,978,000, or approximately 17.4%, between December 31, 1994 and September 30, 1995, while net sales increased approximately 9.1% in the third quarter of 1995 as compared to the fourth quarter of 1994. The increase in accounts receivable is principally as a result of increased net sales of new and replacement products from residential and manufactured housing customers by the Air
Conditioning and Heating Products Group. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Significant net sales near the end of any period generally result in significant amounts of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on September 30, 1995 as compared to December 31, 1994. In recent periods, the Company has not experienced any significant changes in credit terms, collection efforts, credit utilization or delinquency.

Inventories increased approximately $565,000 or approximately .6%, between December 31, 1994 and September 30, 1995.

Accounts payable increased approximately $3,954,000 or approximately 7.5% between December 31, 1994 and September 30, 1995.

Unrestricted cash and investments increased approximately $2,074,000 from December 31, 1994 to September 30, 1995, principally as a result of cash provided by (used in) the following:
                                                       Condensed
                                                       Consolidated
                                                       Cash Flows
                                                       ----------
Operating Activities--
 Cash flow from operations, net                       $24,384,000
 Increase in accounts receivable, net                 (15,970,000)
 Increase in inventories                               (2,309,000)
 Increase in trade accounts payable                     3,954,000
 Change in accrued expenses, taxes, prepaids,
   other assets, liabilities, and other, net           (5,014,000)
Investing Activities--
 Net cash proceeds relating to businesses sold          1,129,000
 Purchase of marketable securities                    (10,085,000)
 Proceeds from the sale of marketable
   securities                                          20,772,000
 Capital expenditures                                 (11,120,000)
Financing Activities--
 Payment of borrowings                                   (633,000)
 Purchase of Nortek Common and Special
   Common Stock                                        (2,849,000)
All other, net                                           (185,000)
                                                       ----------
                                                      $ 2,074,000
                                                       ==========




                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995
        AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 1, 1994
                                (Continued)



The Company's debt-to-equity ratio decreased from approximately 1.9:1 at December 31, 1994 to 1.7:1 at September 30, 1995, primarily as a result of the effect of increased stockholders' investment as a result of net earnings and changes in the cumulative translation and marketable securities adjustments in the first nine months of 1995. (See Note F of the Notes to the Unaudited Condensed Consolidated Financial Statements and the Company's Unaudited Condensed Consolidated Statement of Stockholders' Investment included elsewhere herein.)

At  September 30,  1995,  the Company has approximately $2,000,000  of  net
U. S. Federal prepaid income tax assets which are expected to be realized through future operating earnings. (See Note G of Notes to the Unaudited Condensed Consolidated Financial Statements.)

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






                        PART II.  OTHER INFORMATION




Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------

             (a)    Exhibits

                          4.1 Amendment No. 2 dated as of September 27, 1995 to Amended and Restated Rights Agreement dated as of March 18, 1991 (incorporated herein by reference from Exhibit 1 to Form 8-K filed October 12, 1995, File No. 1-6112).

                          11.1 Calculation of shares used in determining earnings per share (filed herewith).

                          27.  Financial Data Schedule (filed herewith).

                    (b) No reports on Form 8-K were filed by the Registrant during the period:



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


     November 13, 1995
------------------------------
         (Date)