Form 10-K405
period 1995-12-31
NORTEK INC
filed 1996-03-07
CIK 72423

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               -----------------
                                   Form 10-K
(Mark One)                     ------------------
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended December 31, 1995
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                  For the transition period from          to
                        Commission file number:  1-6112
                           ------------------------
                                 Nortek, Inc.
            (exact name of Registrant as specified in its charter)

             Delaware                   05-0314991
   (State or other jurisdiction       (IRS Employer
 of incorporation or organization)   Identification Number)
       50 Kennedy Plaza
   Providence, Rhode Island               02903-2360
(Address of principal executive offices) (zip code)
      Registrant's telephone number, including area code:  (401) 751-1600


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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 15, 1996 was $111,594,438. See Item 12.

The  number of shares of Common Stock outstanding as of February 15, 1996   was
11,117,228.   The  number of shares of Special Common Stock outstanding  as  of
February 15, 1996 was 494,449.

                      Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for use at its 1996 Annual Meeting of Shareholders are incorporated by reference into Part III.



                                    PART I

Item 1. Business

      The Company is a diversified manufacturer of residential and commercial building products, operating within three principal product groups: the Residential Building Products Group; the Air Conditioning and Heating ("HVAC") Products Group; and the Plumbing Products Group. Through these product groups, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the residential and commercial construction, manufactured housing, and the do-it-yourself and professional remodeling and renovation markets. (As used in this report, the terms "Company" and "Nortek" refers to Nortek, Inc., together with its subsidiaries, unless the context indicates otherwise. Such terms as "Company" and "Nortek" are used for convenience only and are not intended as a precise description of any of the separate corporations, each of which manages its own affairs.)

     In 1995 the Company expanded through acquisitions (see Recent Developments page 15). The operating results of the acquisitions are included in the accompanying financial statements for only a portion of the fourth quarter under the purchase method of accounting. As a result annual foreign sales and earnings in the future are expected to become a larger portion of the Company's totals. See Note 9, Notes to Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference for information on foreign and domestic operations.

      The Company's domestic performance is dependent to a significant extent upon the levels of new residential construction, residential replacement and remodeling and non-residential construction, which are affected by such factors as interest rates, inflation, consumer spending habits and unemployment. In 1995 the Company's operations were affected by a decline in housing starts throughout the United States and Canada. However, the actions taken to reduce production costs and overhead levels and improve the efficiency and profitability of the Company's operations have enabled it to be positioned for growth. In the near term, the Company expects to operate in an environment of relatively stable levels of construction and remodeling activity.

      Inflation did not have a material effect on the Company's results of operations and financial condition until mid-1994, when the Company experienced significant increases in certain costs and expenses including raw material costs. These material costs continued to increase in 1995.

      Additional information concerning the Company's business is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7, Part II of this report (pages 22 through 32) and incorporated herein by reference.

Residential Building Products Group

     The Residential Building Products Group manufactures and distributes built-
in   products   primarily   for  the  residential  new   construction,   do-it-
yourself  and  professional remodeling and renovation markets.   The  principal
products sold by the Group are kitchen range hoods, bath fans, combination units (fan, heater and light combinations) and bath cabinets. The Group is the largest supplier in the United States and Canada of range hoods, bath fans and combination units, indoor air quality products such as continuous-ventilation systems and energy-recovery ventilators and one of the leading suppliers in Western Europe, South America, the Middle East, Australia, New Zealand and the
Orient  of  luxury  "Eurostyle"  range hoods.   Products  are  sold  under  the
Broan(R), Nautilus(R), Venmar (R), Flair, vanEE (R), Rangaire(R) and Best(R) brand names, among others, to distributors and dealers of electrical and lighting products, kitchen and bath dealers, retail home centers and OEMs (original equipment manufacturers). Other products sold by this Group include, among others, wireless security products, garage door openers, built-in home intercoms and entertainment systems, home automation systems, door chimes, central vacuum systems and fluorescent lighting fixtures.

      Customers for the Group's products include residential and electrical contractors, professional remodelers and do-it-yourself homeowners. The Group's products are sold on a wholesale basis through distributors and dealers of electrical and lighting products, on a retail basis through building supply centers and to OEMs for inclusion in their product lines.

      A key component of the Group's operating strategy is the introduction of new products which capitalize on the strong Broan (R), Nautilus(R), Venmar(R), Flair, vanEE(R), Rangaire(R) and Best(R) brand names and the extensive distribution system of the Group's businesses. Recent product introductions under these brand names include the Finesse (TM) contoured style range hood, the Flair and vanEE(R) Super Compact Line of heat recovery cores and the Broan(R) stainless steel trash compactor. Consumer preferences are important in developing new products and establishing marketing strategies, and the Company believes that the Group's ability to develop new and improved product styles and features provides a significant competitive advantage.

      With respect to certain product lines, several private label customers account for a substantial portion of revenues. In 1995, approximately 16% of the total sales of the Group were made to private label customers.

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

      The Group has 18 manufacturing plants and employed 2,763 full-time people as of December 31, 1995, 341 of whom are covered by collective bargaining agreements which expire in 1996, 2000 and 2001. The Company believes that the Group's relationships with its employees are satisfactory.

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

Commercial Products. The Group's commercial products include packaged rooftop units and air handlers, custom walk-in units, individual floor units and heat pumps. The market for commercial HVAC equipment is segmented between standard and custom-designed equipment. Standard equipment can be manufactured at a lower cost and therefore offered at substantially lower initial prices than custom-designed equipment. As a result, suppliers of standard equipment generally have a larger share of the overall commercial HVAC market than suppliers of custom-designed equipment, including the Group. However, because of certain building designs, shapes or other characteristics, the Company believes there are many applications for which custom-designed equipment is required or is more cost effective over the life of the building. Unlike standard equipment, the Group's commercial HVAC equipment can be designed to match the exact space, capacity and performance requirements of the customer. The Group sells its commercial products primarily to contractors, owners and developers of commercial office buildings, manufacturing and educational facilities, hospitals, retail stores and governmental buildings. The Group seeks to maintain strong relationships nationwide with design engineers, owners and developers, the persons who are most likely to value the benefits and long-term cost efficiencies of the Group's custom-designed equipment.

      The Company estimates that more than half of the Group's commercial sales in 1995 were attributable to replacement and retrofit activity, which typically is less cyclical than new construction activity and generally commands higher margins. The Group continues to develop product and marketing programs to increase penetration in the growing replacement and retrofit market.

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

      The Group's commercial products are marketed through independently owned manufacturers' representatives and an in-house sales, marketing and engineering group of 106 persons as of December 31, 1995. The independent representatives are typically HVAC engineers, a factor which is significant in marketing the Group's commercial products because of the design intensive nature of the market segment in which the Group competes.

      The Company believes that the Group is among the largest suppliers of custom-designed commercial HVAC products in the United States. The Group's four largest competitors in the commercial HVAC market are Brod & McClung, Inc. (which sells under the "Pace" tradename), McQuay (a division of Snyder-General Corporation), Miller-Picking (a division of York International Corporation) and The Trane Company (a subsidiary of American Standard Inc.). The Group competes primarily on the basis of engineering support, quality, flexibility in design and construction and total installed system cost. Although the Company believes that the Group competes favorably with respect to certain of these factors, most of the Group's competitors have greater financial and marketing resources than the Group and enjoy greater brand awareness. However, the Company believes that the Group's ability to produce equipment that meets the performance characteristics required by the particular product application provides it with advantages not enjoyed by certain of these competitors.

Residential Products. The Group is one of the largest suppliers of air conditioners, heat pumps and furnaces to the manufactured housing market in the United States. In addition, the Group manufactures and markets HVAC products for site-built homes, a business it entered in 1987. The Company's sales of split system air conditioners for use in site-built and manufactured housing accounted for approximately 10% of the Company's consolidated net sales for 1995.
      The principal factors affecting the market for the Group's residential HVAC products are the levels of manufactured housing shipments and housing starts and the demand for replacement and modernization of existing equipment. The Company anticipates that the replacement market will continue to expand as a large number of previously installed heating and cooling products become outdated or reach the end of their useful lives during the 1990s. This growth may be accelerated by a tendency among consumers to replace older heating and cooling products with higher efficiency models prior to the end of such equipment's useful life. The Company estimates that slightly less than half of the Group's net sales of residential HVAC products in 1995 were attributable to the replacement market, which tends to be less cyclical than the new construction market. The market for residential cooling products, including those sold by the Group, is affected by spring and summer temperatures. The Group does not sell window air conditioners, a segment of the market which is highly seasonal and especially affected by spring and summer temperatures. The Company believes that the Group's ability to offer both heating and cooling products helps offset the effects of seasonality of the Group's sales.

      The Group sells its manufactured housing products to builders of manufactured housing and, through distributors, to manufactured housing dealers and owners of such housing. The majority of sales to builders of manufactured housing consist of furnaces designed and engineered to meet or exceed certain standards mandated by federal agencies. These standards differ in several important respects from the standards for furnaces used in site-built residential homes. The after market channel of distribution includes sales of both new and replacement air conditioning units and heat pumps and replacement furnaces. The Company believes that the Group has one major competitor in this market, Evcon Industries, a subsidiary of York International Corporation, which markets its products under the "Evcon/Coleman" name.

      A substantial portion of site-built residential products have been introduced in the past several years, including a new line of furnaces and a reengineered line of high efficiency air conditioners and heat pumps.
Residential HVAC products for use in site-built homes are sold through independently-owned distributors who sell to HVAC dealers and contractors.

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

     The Group has six manufacturing plants and employed 2,054 full-time people as of December 31, 1995, 222 of whom are covered under a collective bargaining agreement which expires in 1998. The Company believes that the Group's relationships with its employees are satisfactory.
Plumbing Products Group

     The Plumbing Products Group manufactures and sells vitreous china bathroom fixtures (including lavatories, toilet bowls, flush tanks, bidets and urinals), fiberglass and acrylic bathtubs, shower stalls and whirlpools, brass and die cast faucets, bath cabinets and vanities and shower doors, and also markets stainless steel and enameled steel tubs and sinks. In addition to its standard product offerings, the Group also sells designer bathroom fixtures, 1.6 gallon water-efficient toilets and a variety of products that are accessible to physically challenged individuals. Products are sold under the URC(TM) and Universal-Rundle(R) brand names principally to wholesale plumbing distributors and retail home centers. End customers of the Group's products are generally home builders, do-it-yourself homeowners, remodeling contractors and commercial builders.

      The Group sells its products to distributors and home centers primarily through independently owned manufacturer's representatives supported by 50 sales and marketing personnel employed by the Group as of December 31, 1995.

      The Group competes with many suppliers of plumbing and related products, several of which have greater financial and marketing resources than the Group and greater brand awareness. The Group's competitors include American Standard Inc., Eljer Industries, Kohler Company and Mansfield, a subsidiary of Falcon Building Products, Inc. The Group competes primarily on the basis of service, quality, price, and breadth of product line offerings. The Group believes it competes favorably by offering quality products and customer service at a reasonable price and by developing products using new technologies.

      The Plumbing Products Group has eight manufacturing facilities and employed 1,325 full-time people as of December 31, 1995, approximately 916 of whom are covered by collective bargaining agreements which expire in 1996 and 1997. The Company believes that the Group's relationships with its employees are satisfactory.

RECENT DEVELOPMENTS

Acquisitions

     On October 6, 1995, the Company acquired the assets of Rangaire Company of Cleburne, Texas (range hoods and lighting fixtures). On October 31, 1995 the
Company acquired the capital stock of Best S.p.A. of Fabriano, Italy and related entities (range hoods). On November 1, 1995, the Company acquired the stock of Venmar Ventilation inc. of Drummondville, Quebec, Canada (continuous ventilation-systems and energy-recovery ventilators). (See Note 2, Notes to Consolidated Financial Statements, incorporated herein by reference.)

GENERAL CONSIDERATIONS

Employees

     The Company employed approximately 6,423 persons at December 31, 1995.

Backlog

      Backlog expected to be filled during 1996 was approximately $116,679,000 at December 31, 1995 ($111,705,000 at December 31, 1994). Backlog is not regarded as a significant factor for operations where orders are generally for prompt delivery. While backlog stated for December 31, 1995 is believed to be firm, the possibility of cancellations makes it difficult to assess the firmness of backlog with certainty.

Research and Development

      The Company's research and development activities are principally new product development and do not involve significant expenditures.

Patents and Trademarks

      The Company holds numerous design and process patents that it considers important, but no single patent is material to the overall conduct of its business. It is the Company's policy to obtain and protect patents whenever such action would be beneficial to the Company. The Company owns several trademarks that it considers material to the marketing of its products, including Broan(R), Nautilus(R), Venmar(R), vanEE(R), Rangaire(R), Best(R), Governair(R), Mammoth(R), Temtrol(TM), Miller(R), Intertherm(R), Softheat(R), Powermiser(R), URC(TM) and Universal-Rundle(R). The Company believes that its rights in these trademarks are adequately protected.

Raw Materials

      The Company purchases raw materials and most components used in its various manufacturing processes. The principal raw materials purchased by the Company are rolled sheet, formed and galvanized steel, copper, aluminum, plate mirror glass, silica, lumber, plywood, paints, chemicals, resins and plastics. The materials, molds and dies, subassemblies and components purchased from other manufacturers, and other materials and supplies used in manufacturing processes have generally been available from a variety of sources. Whenever practical, the Company establishes multiple sources for the purchase of raw materials and components to achieve competitive pricing, ensure flexibility and protect against supply disruption. From time to time increases in raw material costs can affect future supply availability due in part to raw material demands by other industries.

Working Capital

      The carrying of inventories to support distributors and to permit prompt delivery of finished goods requires substantial working capital. Substantial working capital is also required to carry receivables. The acquisitions made by the Company in 1995 have historically financed a substantial portion of their demands for working capital through various short term financing arrangements and are expected to do so in the future. See "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations, beginning on page 29 of this report, incorporated herein by reference.


Executive Officers of the Registrant

Name                          Age            Position

Richard L. Bready             51             Chairman, President and
                                             Chief Executive Officer

Almon C. Hall                 49             Vice President, Controller
                                             and Chief Accounting Officer

Richard J. Harris             59             Vice President and Treasurer

Siegfried Molnar              55             Senior Vice President -
                                             Group Operations

Kenneth J. Ortman             60             Senior Vice President -
                                             Group Operations

Kevin W. Donnelly             41             Vice President, General Counsel
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
                                                                   Approximate
Location                 Description                               Square Feet

Union, IL                Manufacturing/Warehouse/Administrative      174,000*
Hartford, WI             Manufacturing/Warehouse/Administrative       402,000
Old Forge, PA            Warehouse/Administrative                      40,000
Bensenville, IL          Warehouse/Administrative                     69,000*
Mississauga, ONT         Manufacturing/Administrative                 108,000
Dallas, TX               Manufacturing/Administrative                  71,000
Carlsbad, CA             Administrative                                30,000
Hong Kong                Manufacturing                                20,000*
Waupaca, WI              Manufacturing                                 35,000
Fabriano, Italy          Manufacturing/Administrative                 97,500*
Cerrento d'Esi, Italy    Manufacturing/Administrative                 135,000
Cleburne, TX             Manufacturing/Administrative                 210,000
Drummondville, QUE       Manufacturing/Administrative                 62,000*
St. Peters, MO           Warehouse/Administrative                    250,000*
St. Louis, MO            Manufacturing                                214,000
Boonville, MO            Manufacturing                               250,000*
Chaska, MN               Manufacturing/Administrative                230,000*
Oklahoma City, OK        Manufacturing/Administrative                 122,000
Okarche, OK              Manufacturing/Administrative                 135,000
Los Angeles, CA          Manufacturing/Administrative                 177,000
New Castle, PA           Manufacturing/Administrative                 420,000
Hondo, TX                Manufacturing/Administrative                 404,000
Monroe, GA               Manufacturing/Administrative                 416,000
Union Point, GA          Manufacturing/Administrative                 191,000
Ottumwa, IA              Manufacturing/Administrative                 133,000
Grand Prairie, TX        Manufacturing/Warehouse/Administrative       64,800*
Rensselaer, IN           Manufacturing/Administrative                 165,000
Chicago, IL              Manufacturing/Administrative                 100,000
Providence, RI           Administrative                               31,000*

Item 3.  Legal Proceedings

     The Company and its operating units are subject to numerous federal, state and local laws and regulations, including environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company believes that it is in substantial compliance with the material laws and regulations applicable to it. The Company and its subsidiaries or former subsidiaries are involved in current, and may become involved in future, remedial actions under federal and state environmental laws and regulations which impose liability on companies to clean up, or contribute to the cost of cleaning up, sites at which their hazardous wastes or materials were disposed of or released. Such claims may relate to properties or business lines acquired by the Company after a release has occurred. In other instances, the Company may be partially liable under law or contract to other parties that have acquired businesses or assets from the Company for past practices relating to hazardous substances management. The Company believes that all such claims asserted against it, or such obligations incurred by it, will not have a material adverse effect upon the Company's financial condition or results of operations. Expenditures in 1994 and 1995 to evaluate and remediate such sites were not material. However, the Company is presently unable to estimate accurately its ultimate financial exposure in connection with identified or yet to be identified remedial actions due among other reasons to: (i) uncertainties surrounding the nature and application of environmental regulations, (ii) the Company's lack of information about additional sites at which it may be listed as a potentially responsible party ("PRP"), (iii) the level of clean-up that may be required at specific sites and choices concerning the technologies to be applied in corrective actions and
(iv) the time periods over which remediation may occur. Furthermore, since liability for site remediation is joint and several, each PRP is potentially wholly liable for other PRPs that become insolvent or bankrupt. Thus, the solvency of other PRPs could directly affect the Company's ultimate aggregate clean-up costs. In certain circumstances, the Company's liability for clean-up costs may be covered in whole or in part by insurance or indemnification obligations of third parties.

      In addition to the legal matters described above, the Company and its subsidiaries are parties to various legal proceedings incident to the conduct of their businesses. None of these proceedings is expected to have a material adverse effect, either individually or in the aggregate, on the Company's financial position or results of operations. See Note 8, Notes to Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

      At the Annual Meeting of Stockholders held on November 16, 1995, the following directors were elected by the following votes:

     By the holders of Common Stock voting separately as a class.

     NAME                          FOR            WITHHELD

Class III (for a term expiring
at the 1998 Annual Meeting)
  J. Peter Lyons                9,464,715         514,090

     By the holders of Common Stock and Special Common Stock voting together as a class.

     NAME                          FOR            WITHHELD

Class III (for a term expiring
at the 1998 Annual Meeting)
  Philip B. Brooks             13,302,482         560,383
  Richard J. Harris            13,310,507         552,358

PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

      Stockholders of record of Nortek Common and Special Common Stock at February 15, 1996, numbered approximately 3,811 and 2,914, respectively. There were no dividends declared on the Common and Special Common in 1994 or 1995. The high and low sales prices of Nortek's Common Stock traded on the New York Stock Exchange in each quarter of 1994 and 1995 were:

1995
Quarter        High      Low
-------        ----      ---

First          11 7/8    9 3/8
Second         10 3/4    8 1/8
Third           9 1/2    7 3/8
Fourth         12 1/4    7 7/8

1994
Quarter        High      Low
-------        ----      ---

First          13 1/2    7 7/8
Second          9 7/8    7 7/8
Third          12 5/8    9 1/8
Fourth         12 5/8  10 1/4

     See Note 6, Notes to Consolidated Financial Statements.



Item 6.   Consolidated Selected Financial Data
          Nortek, Inc. and Subsidiaries


                                  For the Five Years Ended December 31, 1995
                               -----------------------------------------------
                               1995      1994       1993       1992       1991
                               ----      ----       ----       ----       ----
                                   (In Thousands Except Per Share Amounts)

Consolidated Summary of
Operations:
 Net sales                 $776,210  $737,160   $744,113   $799,979   $917,049
 Operating earnings          41,084    50,017     30,346     20,436     11,015
 Loss on businesses sold        ---   (1,750)   (20,300)   (14,500)   (15,200)
 Earnings (loss) from
   continuing operations     15,000    17,200   (12,600)   (21,000)   (34,700)
 Loss from discontinued
   operations                   ---       ---        ---    (3,300)        ---
 Extraordinary gain (loss)
   from debt retirements        ---       200    (6,100)        100      7,600
 Cumulative effect of
   accounting changes           ---       400    (2,100)        ---        ---
 Net earnings (loss)         15,000    17,800   (20,800)   (24,200)   (27,100)

Financial Position:
 Unrestricted cash, invest-
   ments and marketable
   securities              $103,313  $105,080   $ 82,498   $ 73,748   $ 42,919
 Working capital            160,753   173,459    117,926    132,587    139,657
 Total assets               625,479   519,217    509,209    515,373    582,372
 Total debt--
   Current                   42,050     4,629     37,539      6,810      4,875
   Long-term                240,396   219,951    178,210    201,863    232,581
 Current ratio                1.7:1     2.1:1      1.6:1      1.9:1      1.9:1
 Debt to equity ratio         2.2:1     1.9:1      2.1:1      1.6:1      1.6:1
 Depreciation and amorti-
   zation                    18,977    17,960     20,726     23,644     28,373
 Capital expenditures        17,321    19,424     10,809      8,804     16,015
 Stockholders' investment   131,291   117,790    104,007    126,906    152,929
 Common and special common
   shares outstanding        12,074    12,550     12,542     12,526     13,079

Per Share:
 Earnings (loss) from continuing
 operations--
   Primary                    $1.19      $1.35     $(1.00)    $(1.67)   $(2.57)
   Fully diluted               1.19       1.34      (1.00)     (1.67)    (2.57)
 Net earnings (loss)--
   Primary                     1.19       1.40      (1.66)     (1.92)    (2.01)
   Fully diluted               1.19       1.39      (1.66)     (1.92)    (2.01)
 Stockholders' investment     10.87       9.39       8.29      10.13     11.69


See  Notes  2,  9  to  11  and Note 13 of the Notes to  Consolidated  Financial
Statements, and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Page 22, regarding the effect on operating results of acquisitions, businesses sold and other matters. There have not been any cash dividends declared or paid on the Company's Common or Special Common Stock during the past five years.

Item 7. Management's  Discussion  and  Analysis  of  Financial  Condition   and
        Results of Operations

The Company is a diversified manufacturer of residential and commercial building products, operating within three principal product groups: the Residential Building Products Group; the Air Conditioning and Heating Products Group; and the Plumbing Products Group. Through these product groups, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the residential and commercial construction, manufactured housing, and the do-it-yourself and professional remodeling and renovation markets.

In March 1994, the Company sold its Retail Home Center Operations ("Dixieline") and for purposes of this Management's Discussion and Analysis of Financial Condition and Results of Operations, the results of operations attributable to Dixieline have been excluded from all data reported as ongoing operations, including net sales, cost of products sold, selling, general and administrative expense and segment earnings. Total consolidated operating results of the Company, however, include the operating results of Dixieline through October 2, 1993, the date that such business was accounted for as a business held for sale. During the fourth quarter of 1995, the Company acquired three businesses, which are included in the Residential Building Products Group, and accounted for these acquisitions under the purchase method of accounting. Accordingly, the results of such acquisitions are included in the Company's consolidated results since the date of acquisition. (See Liquidity and Capital Resources and Notes 1 and 2 of the Notes to Consolidated Financial Statements included elsewhere herein.)

Results of Operations

The  following tables set forth, for the three years ended December  31,  1995,
(a) certain consolidated operating results, (b) the percentage change of such results as compared to the prior year, (c) the percentage which such results bears to net sales and (d) the change of such percentages as compared to the prior year:
                                                             Percentage
                                                               Change
                                                           -------------
                                  Year Ended December 31,   1994     1993
                                   -----------------------   to       to
                                  1995     1994     1993    1995     1994
                                  ----     ----     ----    ----     ----
                                     (Amounts in Millions)

Net sales                        $776.2   $737.2   $744.1    5.3%     (.9)%
Cost of products sold             574.9    520.4    532.5  (10.5)     2.3
Selling, general and admini-
    strative expense              160.2    166.8    181.3    4.0      8.0
Operating earnings                 41.1     50.0     30.3  (17.8)    65.0
Interest expense                  (24.9)   (26.2)   (26.5)   5.0      1.1
Interest income                     6.1      5.3      3.2   15.1     65.6
Net gain on investment and
    marketable securities           2.0      ---      1.7    ---   (100.0)
Loss on businesses sold             ---     (1.7)   (20.3) 100.0     91.6
Earnings (loss) before provision
    for income taxes               24.3     27.4    (11.6) (11.3)     ---
Provision for income taxes          9.3     10.2      1.0    8.8   (920.0)
Earnings (loss)before extra-
    ordinary gain (loss)           15.0     17.2    (12.6) (12.8)     ---
Extraordinary gain (loss) from
    debt retirements                ---       .2     (6.1)(100.0)     ---
Cumulative effect of accounting
    changes                         ---       .4     (2.1)(100.0)     ---
Net earnings (loss)                15.0     17.8    (20.8) (15.7)     ---

                                                             Percentage
                                 Percentage of Net Sales       Change
                                                           -------------
                                  Year Ended December 31,   1994     1993
                                   -----------------------   to       to
                                  1995     1994     1993    1995     1994
                                   ----    ----     ----    ----     ----

Net sales                         100.0%   100.0%   100.0%    ---%    ---%
Cost of products sold              74.1     70.6     71.5   (3.5)      .9
Selling, general and admini-
    strative expense               20.6     22.6     24.4    2.0      1.8
Operating earnings                  5.3      6.8      4.1   (1.5)     2.7
Interest expense                   (3.2)    (3.6)    (3.6)    .4      ---
Interest income                      .8       .7       .4     .1       .3
Net gain on investment and
    marketable securities            .2      ---       .2     .2      (.2)
Loss on businesses sold             ---      (.2)    (2.7)    .2      2.5
Earnings (loss)before provision
    for income taxes                3.1      3.7     (1.6)   (.6)     5.3
Provision for income taxes          1.2      1.4       .1     .2     (1.3)
Earnings (loss)before extra-
    ordinary gain (loss)            1.9      2.3     (1.7)   (.4)     4.0
Extraordinary gain (loss)
    from debt retirements           ---      ---      (.8)   ---       .8
Cumulative effect of accounting
    changes                         ---       .1      (.3)   (.1)      .4
Net earnings (loss)                 1.9      2.4     (2.8)   (.5)     5.2

The following table presents the net sales for the Company's principal product groups for the three years ended December 31, 1995, and the percentage change of such results as compared to the prior year:

                                                                 Percentage
                                                                   Change
                                                                  ------
                                                               1994      1993
                                      Year Ended December 31,    to        to
                                      -----------------------
                                  1995      1994      1993     1995      1994
                                  ----      ----      ----     ----      ----
                                    (Amounts in Millions)
Net sales:
  Residential Building
     Products                    $281.2    $265.2    $257.2     6.0%      3.1%
  Air Conditioning and
     Heating Products             363.4     338.0     275.6     7.5      22.6
  Plumbing Products               131.6     134.0     128.1    (1.8)      4.6
                                  -----     -----     -----    -----    -----
Net sales from ongoing
  operations                      776.2     737.2     660.9     5.3      11.5
Businesses sold                     ---       ---      83.2     ---    (100.0)
                                  -----     -----     -----    ----     -----
                                 $776.2    $737.2    $744.1     5.3%      (.9)%
                                  =====     =====     =====    ====    ======

Year Ended December 31, 1995 as Compared to the Year Ended December 31, 1994

Net sales from ongoing operations increased approximately $39,000,000, or approximately 5.3%, as compared to 1994. Net sales from ongoing operations increased principally as a result of increased shipments of new and replacement air conditioning and heating ("HVAC") products to manufactured housing customers, increased sales levels of commercial and industrial HVAC products by the Air Conditioning and Heating Products Group and acquisitions which contributed approximately $24,600,000 to net sales in 1995. These increases were partially offset by lower sales volume and prices of vitreous china products in the Plumbing Products Group.

Cost of products sold from ongoing operations as a percentage of net sales from ongoing operations increased from approximately 70.6% in 1994 to approximately 74.1% in 1995, primarily as a result of higher material costs in each of the Company's operating groups. Had all year end inventory values of ongoing operations been stated on a FIFO basis, year end inventory would have been approximately $10,550,000 higher in 1995, approximately $6,710,000 higher in 1994, and approximately $4,982,000 higher in 1993. Increased direct labor and overhead costs in the Air Conditioning and Heating Products Group also contributed to the increased percentage. To a lesser extent, decreased sales levels without a proportionate decrease in overhead costs in Plumbing Products was also a factor. The increase in the percentage was partially offset by lower direct labor and overhead costs in the Residential Building Products Group.

Selling, general and administrative expense from ongoing operations as a percentage of net sales from ongoing operations decreased from approximately 22.6% in 1994 to approximately 20.6% in 1995, principally due to lower expense on increased HVAC product net sales, primarily to residential and manufactured housing customers and lower non-segment expense both as a result of the Company's cost containment measures. To a lesser extent, decreased expenses in the Plumbing Products Group was also a factor. The decrease in the percentage was partially offset by the effect of approximately $3,200,000 of income in 1994 from the settlement of insurance claims and disputes.

Segment earnings from ongoing operations were approximately $48,700,000 for 1995, as compared to approximately $61,300,000 for 1994, as a result of the effect of the factors discussed below. Segment earnings are operating earnings before corporate and other expenses that are not directly attributable to the Company's product groups. Acquisitions in 1995, included in the Residential
Building  Products  Group,  contributed  approximately  $1,050,000  to  segment earnings in 1995. Segment earnings from ongoing operations have been reduced by depreciation and amortization expense of approximately $17,600,000 and $15,700,000 for 1995 and 1994, respectively. Acquisitions contributed approximately $750,000 of the increase in depreciation and amortization expense in 1995. The overall decline in segment earnings from ongoing operations was due principally to increased material costs in each of the Company's operating groups, partially offset by higher earnings from increased sales volume of HVAC products, without a proportionate increase in expense, and lower selling, general and administrative expense (as a percentage of net sales) in the Air Conditioning and Heating Products and Plumbing Products Groups. Approximately $1,600,000 of the decline in segment earnings resulted from the effect of income in the second quarter of 1994 from the settlement of insurance claims and disputes.


Foreign segment earnings in 1995, consisting primarily of the results of operations of the Company's Canadian and European subsidiaries, which manufacture built-in ventilating products, decreased to approximately 6.1% of segment earnings from ongoing operations in 1995 from approximately 6.2% of such earnings in 1994. This decrease was primarily due to a decline in earnings in Canada due to the continued weakness in residential construction, partially offset by acquisitions and the effect of an approximate 21% decline in domestic segment earnings from ongoing operations in 1995.

Operating earnings in 1995 decreased approximately $8,900,000, or approximately 17.8%, as compared to 1994, primarily as a result of the factors discussed above, including the effect of lower non-segment expense, net and approximately $3,200,000 (including $1,600,000 relating to the Company's operating segments) of income in the second quarter of 1994 from the settlement of insurance claims and disputes.

Interest expense decreased approximately $1,300,000, or approximately 5.0% in 1995, as compared to 1994. In February 1994, the Company sold in a public offering $218,500,000 of its 9 7/8% Notes and used a portion of the proceeds to redeem, on March 24, 1994, approximately $153,000,000 of certain of the Company's outstanding indebtedness. Interest expense (net of interest income) for 1994 was approximately $1,300,000 greater than it would have been had the debt redemption occurred on the same day as the financing. The effect of the redemption of certain other outstanding indebtedness in 1994 was also a factor. (See Note 2 of the Notes to Consolidated Financial Statement included elsewhere herein.) The decrease in interest expense was partially offset by increased interest expense as a result of acquisitions.

Interest income increased approximately $800,000, or approximately 15.1% in 1995, as compared to 1994, principally due to higher yields earned on short-term investments and marketable securities, partially offset by lower average invested balances of short-term investments and marketable securities.

In the third quarter of 1995, the Company sold its investment in the preferred stock of Dixieline, which resulted in a pre-tax gain of $2,200,000. (See Notes 1 and 2 of the Notes to Consolidated Financial Statements included elsewhere herein.)

The provision for income taxes was approximately $9,300,000 in 1995, as compared to approximately $10,200,000 in 1994. The provision for income taxes as a percentage of pre-tax earnings was approximately 38.3% in 1995 and 37.2% in 1994. The provision for income taxes in 1995 has been reduced by approximately $1,100,000, reflecting the reversal of tax valuation reserves no longer required, of which $670,000 is as a result of the sale of certain investment and marketable securities. The provision for income taxes in 1994 has been reduced by approximately $1,600,000, principally reflecting the reversal of tax valuation reserves as a result of the realization of certain tax assets. The income tax rates also differ from the United States federal statutory rate of 35% as a result of state income tax provisions, nondeductible amortization expense (for tax purposes) and the effect of foreign income tax on foreign source income. (See Note 4 of the Notes to Consolidated Financial Statements included elsewhere herein.)



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

Cost of products sold from ongoing operations as a percentage of net sales from ongoing operations decreased from approximately 71.1% in 1993 to approximately 70.6% in 1994. Total cost of products sold as a percentage of total net sales decreased from approximately 71.5% in 1993 to approximately 70.6% in 1994, as a result of the factors described below and the effect of Dixieline which operated at higher cost levels than the Company's other product groups. Had all year end inventory values of ongoing operations been stated on a FIFO basis, year end inventory would have been approximately $6,710,000 higher in 1994, approximately $4,982,000 higher in 1993 and approximately $6,388,000 higher in 1992. The decrease in cost of products sold as a percentage of net sales from ongoing operations was primarily attributable to an increase in Plumbing Products Group net sales and increased sales of residential and commercial HVAC products in the Air Conditioning and Heating Products Group, all without a proportionate increase in costs. To a lesser extent, these decreases in the percentage were partially offset by slightly higher cost levels in the Residential Building Products Group, in part, due to the effect of increased competition and the impact of consolidating certain manufacturing facilities. The overall improvement in cost levels is due, in part, to the Company's ongoing cost control efforts.

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

Segment earnings from ongoing operations were approximately $61,300,000 for 1994, as compared to approximately $47,200,000 for 1993. Total segment earnings were approximately $61,300,000 for 1994, as compared to approximately $46,900,000 for 1993 as a result of the effect of Dixieline and the following factors. Segment earnings from ongoing operations have been reduced by depreciation and amortization expense of approximately $15,700,000 and $16,200,000 for 1994 and 1993, respectively. The increase in segment earnings from ongoing operations principally was due to increased sales levels in the Air Conditioning and Heating Products and Plumbing Products Groups, without a proportionate increase in cost and from the effect of 1993 pre-tax losses of approximately $2,800,000, $1,600,000 and $700,000 described above. Approximately $1,500,000 of the increase in segment earnings in 1994 related to income from the settlement of insurance claims. The increase in segment earnings was partially offset by the effect of approximately $10,000,000 in 1994, of expenses incurred in connection with the implementation of certain cost reduction activities and manufacturing process improvements in each of the Company's operating groups, the cost of installing new systems, and marketing expenses as a result of competitive conditions in the Residential Building Products Group. Expenses incurred in connection with cost reduction activities and manufacturing process improvements in 1993 were approximately $2,600,000.

Foreign segment earnings in 1994 and 1993, consisting primarily of the results of operations of the Company's Canadian subsidiary which manufactures built-in ventilating products, declined to approximately 6.2% of segment earnings from ongoing operations in 1994 from approximately 10.5% of such earnings in 1993. This decline was primarily due to an approximate 36% increase in domestic segment earnings from ongoing operations in 1994, as well as an approximate 20% decrease in foreign segment earnings in 1994. The decrease in foreign segment earnings was primarily the result of the continued weakness in the residential construction market in Canada.

Operating earnings in 1994 increased approximately $19,700,000, or approximately 65%, as compared to 1993 primarily as a result of the factors discussed above and the effect of Dixieline's operating results. Operating earnings also include approximately $1,700,000 of non-segment income from the settlement in 1994 of insurance claims and disputes, partially offset by approximately $1,300,000 of non-segment expense of certain litigation and other matters in dispute in 1994. Dixieline's loss included in the Company's consolidated operating results was approximately $300,000 in 1993. Dixieline's operating results were no longer included in the Company's consolidated operating results in 1994. (See Notes 1 and 2 of the Notes to Consolidated Financial Statements included elsewhere herein.)

Interest expense decreased approximately $300,000, or approximately 1.1% in 1994, as compared to 1993. In February 1994, the Company sold in a public offering $218,500,000 of its 9 7/8% Senior Subordinated Notes due 2004 ("9 7/8% Notes") and used the proceeds to redeem approximately $153,000,000 of certain of the Company's outstanding indebtedness. Interest expense (net of interest income) was approximately $1,300,000 greater in 1994 than it would have been had the debt redemption occurred on the same day as the financing. This increase was partially offset by the effect of the redemption of certain other outstanding indebtedness in January 1994. The decrease in interest expense was primarily due to the redemption and financing discussed above. (See Note 5 of the Notes to Consolidated Financial Statements included elsewhere herein.)

Interest income in 1994 increased approximately $2,100,000, or approximately 65.6%, as compared to 1993. The increases were principally due to higher average invested balances of short-term investments, marketable securities and other investments, and the effect of slightly higher yields earned on investment and marketable securities.

The net gain on investment and marketable securities was approximately $1,650,000 for 1993, a portion of which was unrealized gains recorded in the Company's Statement of Operations in 1993. Due to the adoption in 1994 of Statement of Financial Accounting Standards ("SFAS") No. 115, such unrealized gains and losses are now recorded as adjustments to stockholders' investment. (See Note 10 of the Notes to Consolidated Financial Statements included elsewhere herein.)

The pre-tax loss on businesses sold of approximately $1,750,000 in 1994 was significantly lower than the approximate $20,300,000 loss in 1993, which was related to Dixieline. (See Note 2 of Notes to Consolidated Financial Statements included elsewhere herein.)

The provision for income taxes was approximately $10,200,000 for 1994 as compared to approximately $1,000,000 for 1993. The provision for income taxes as a percentage of the pre-tax earnings from continuing operations was approximately 37.2% in 1994 and approximately 8.6% of the pre-tax loss from continuing operations in 1993. The provision for income taxes in 1994 has been reduced by approximately $1,600,000, principally reflecting the reversal of tax valuation reserves as a result of the realization of certain tax assets. The effect of nondeductible losses on businesses sold in both years and an increase in income tax valuation reserves in 1993 were significant factors in the percentages. The income tax rates also differ from the United States federal statutory rate of 35% as a result of the effect of foreign income tax on foreign source income, state income taxes and nondeductible amortization expense (for tax purposes). (See Note 4 of the Notes to Consolidated Financial Statements included elsewhere herein.)

The Company recorded an extraordinary gain of approximately $200,000 in 1994 resulting from the call for redemption and purchases in the open market of the Company's 7 1/2% Convertible Debentures compared to an approximate $6,100,000 loss in 1993. The loss in 1993 resulted primarily from the call for redemption on February 22, 1994 of certain of the Company's various Notes and Debentures in connection with the refinancing described in Note 5 of Notes to Consolidated Financial Statements.

The cumulative effect of accounting changes resulted in earnings of approximately $400,000 in 1994 and a loss of approximately $2,100,000 in 1993 from the adoption of SFAS No. 115 and No. 106, respectively. (See Note 10 of the Notes to Consolidated Financial Statements included elsewhere herein.)



Liquidity and Capital Resources

The Company's primary sources of liquidity in 1995 and 1994 have been funds provided by subsidiary operations, unrestricted short-term investments and marketable securities and in 1994 included funds from the sale of 9 7/8% Notes (See Note 5 of the Notes to the Consolidated Financial Statements included elsewhere herein) and proceeds from a business sold. Unrestricted cash, investments and marketable securities were approximately $103,313,000 at December 31, 1995 as compared to $105,080,000 at December 31, 1994.

On October 6, 1995, the Company completed the purchase of the assets, subject to certain liabilities, of Rangaire Company of Cleburne, Texas ("Rangaire"). Rangaire manufactures and sells kitchen range hoods and lighting fixtures to appliance and original equipment manufacturing customers and electrical distributors. Rangaire also manufactures lighting fixtures for distribution primarily in the southeastern United States.

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

On November 1, 1995, Broan Ltd., a wholly owned subsidiary of the Company, acquired the capital stock of Venmar Ventilation inc. of Canada, along with related entities ("Venmar"). Venmar, a leader in the indoor air quality market in Canada, manufactures continuous ventilation systems and energy recovery ventilators for distribution primarily to Canadian and United States markets. Venmar is headquartered in Drummondville, Quebec, Canada.

The aggregate purchase price for these acquisitions was approximately $36,500,000, consisting of cash of approximately $33,400,000 and future payments of approximately $3,100,000. The selling shareholders of certain of these acquisitions are entitled to additional purchase price payments of up to approximately $7,800,000, depending on subsequent operating results of such acquisitions. Approximately $9,600,000 of the cash was borrowed under the terms of a line of credit of one of the Company's subsidiaries. (See Note 2 of the Notes to Consolidated Financial Statements included elsewhere herein.)

The Company's investment in marketable securities at December 31, 1995 consisted primarily of investments in United States Treasury securities. (See
Note 10 of Notes to Consolidated Financial Statements included elsewhere herein.) At December 31, 1995, approximately $9,411,000 of the Company's cash and investments were pledged as collateral for insurance and other requirements and were classified as restricted in current assets in the Company's accompanying consolidated balance sheet.

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

On November 16, 1995, the Company's Board of Directors authorized a program to purchase up to 1,000,000 shares of the Company's Common Stock, subject to market conditions and cash availability. The Company has purchased approximately 615,500 shares of its Common Stock through February 13, 1996 under this program. (See below and Note 6 of the Notes to Consolidated Financial Statements included elsewhere herein.)

At December 31, 1995, approximately $30,200,000 was available for the payment of cash dividends or stock payments under the terms of the Company's indenture governing the 9 7/8% Notes.

The Company's working capital and current ratio changed from approximately $173,459,000 and approximately 2.1:1, respectively, at December 31, 1994 to approximately $160,753,000 and approximately 1.7:1, respectively, at December 31, 1995, principally as a result of the factors described below. Working capital included approximately $103,313,000 in 1995 and approximately $105,080,000 in 1994 of unrestricted cash, investments and marketable securities. The increase in current assets in 1995 includes approximately $65,400,000 while the increase in current liabilities includes approximately
$71,400,000 from acquisitions. Acquisitions accounted for approximately $35,900,000 of the increase in short-term indebtedness and current maturities of long-term debt.

Accounts receivable increased approximately $26,330,000, or approximately 28.7%, between December 31, 1994 and December 31, 1995, while net sales increased approximately 14.8% in the fourth quarter of 1995 as compared to the fourth quarter of 1994. The increase in accounts receivable is principally due to approximately $29,745,000 from acquisitions that occurred during the fourth quarter of 1995 and as a result of increased net sales of new and replacement products from residential and manufactured housing customers by the Air
Conditioning and Heating Products Group. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Significant increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on December 31, 1995 as compared to December 31, 1994. The Company has not experienced any significant changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in 1995.
Liquidity and Capital Resources (Continued)

Inventories  increased  approximately  $14,704,000,  or  approximately   15.4%,
between December 31, 1994 and December 31, 1995, including approximately $22,034,000 from acquisitions.

Accounts payable increased approximately $20,350,000, or approximately 38.6%, between December 31, 1994 and December 31, 1995, including approximately $22,975,000 from acquisitions.

Unrestricted cash and investments increased approximately $5,650,000 from December 31, 1994 to December 31, 1995, principally as a result of the following:


Condensed
                                                             Consolidated
                                                               Cash Flows
                                                       ----------
Operating activities--
 Cash flow from operations, net                       $33,277,000
 Decrease in accounts receivable, net                   4,496,000
 Decrease in inventories                                5,820,000
 Decrease in trade accounts payable                    (5,614,000)
 Change in accrued expenses, taxes, prepaids,
   other assets, liabilities, and other, net           (4,132,000)
Investing activities--
 Net cash paid for businesses acquired                (27,543,000)
 Net cash proceeds relating to businesses sold          1,129,000
 Proceeds from the sale of property and equipment       1,831,000
 Purchase of marketable securities                    (10,086,000)
 Proceeds from the sale of marketable securities       20,772,000
 Capital expenditures                                 (16,091,000)
Financing activities--
 Increase in borrowings, net of payments                9,107,000
 Purchase of Nortek Common and Special Common Stock    (4,664,000)
All other, net                                         (2,652,000)
                                                       ----------
                                                      $ 5,650,000
                                                       ==========

The Company's debt-to-equity ratio increased from approximately 1.9:1 at December 31, 1994 to 2.2:1 at December 31, 1995, primarily as a result of the effect of increased indebtedness as a result of acquisitions and the purchase of the Company's Common and Special Common Stock, partially offset by increased stockholders' investment as a result of net earnings and changes in the cumulative translation and marketable securities adjustments. (See Note 2 of Notes to Consolidated Financial Statements and the Company's Consolidated Statement of Stockholders' Investment included elsewhere herein.)

At December 31, 1995, the Company has approximately $1,800,000 of net U. S. Federal prepaid income tax assets which are expected to be realized through future operating earnings. (See Note 4 of Notes to the Consolidated Financial Statements.)

The Company believes that its growth will be generated largely by internal growth in each of its product groups, augmented by strategic acquisitions. The Company regularly evaluates potential acquisitions which would increase or expand the market penetration of, or otherwise complement, its current product lines.

Inflation, Trends and General Considerations

The Company's performance is dependent to a significant extent upon the levels of new residential construction, residential replacement and remodeling and non-residential construction, all of which are affected by such factors as interest rates, inflation and unemployment. In recent periods, the Company's product groups have operated in an environment of increasing levels of construction and remodeling activity, including new housing starts which increased approximately 20% between 1990 and 1994, but declined approximately 8.5% in 1995. New residential construction housing starts, however, remain below the levels experienced in the mid-1980s. The Company's operations have been affected by the difficult economic conditions in the northeastern United States, California and Canada. However, the actions taken to reduce production costs and overhead levels and improve the efficiency and profitability of the Company's operations have enabled it to significantly increase operating earnings, as well as to position the Company for growth. In the near term, the Company expects to operate in an environment of relatively stable levels of construction and
remodeling  activity.   However,  increases in  interest  rates  could  have  a
negative impact on the level of housing construction and remodeling activity.

Inflation did not have a material effect on the Company's results of operations and financial condition until mid-1994, when the Company experienced increases in certain costs and expenses including raw material costs. In 1995, material costs as a percentage of net sales increased by approximately 3.0%, as compared to 1994. The Company has not been able to and there can be no assurance that the Company will be able to sufficiently increase its sales prices in the future.

Item 8. Financial Statements and Supplementary Data

Financial statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 14(a) included elsewhere herein.

Item 9. Disagreements on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

See Election of Directors in the definitive Proxy Statement for the Company's 1996 Annual Meeting of Stockholders, incorporated herein by reference. See also Part I, Item 1, Business-General Considerations-Executive Officers of the Registrant.

Item 11.  Executive Compensation

See Executive Compensation in the definitive Proxy Statement for the Company's 1996 Annual Meeting of Stockholders, incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

See  Security  Ownership of Certain Beneficial Owners  and  Management  in  the
definitive   Proxy  Statement  for  the  Company's  1996  Annual   Meeting   of
Stockholders, incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

See Election of Directors in the definitive Proxy Statement for the Company's 1996 Annual Meeting of Stockholders, incorporated herein by reference.
PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements and Schedules

    The following documents are filed as part of this report:

 1. Financial Statements:           Page No.

    Consolidated Statement of
      Operations for the three
      years ended December 31,
      1995                             36
    Consolidated Balance Sheet
      as of December 31, 1995
      and 1994                         37
    Consolidated Statement of
      Cash Flows for the three
      years ended December 31,
      1995                             39
    Consolidated Statement of
      Stockholders' Investment
      for the three years ended
      December 31, 1995                40
    Notes to Consolidated
      Financial Statements             41
    Report of Independent
      Public Accountants               59

 2. Financial Statement Schedules:

    Schedule II Valuation
      and Qualifying Accounts          60

      Schedules I, III, IV and V, are omitted as not applicable or not required under the rules of Regulation S-X.

    3.The exhibits are listed in the Exhibit Index, which is incorporated herein by reference.

(b) Reports on Form 8-K

     The following reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report:

          October 12, 1995, Item 5 Other Events; Item 7 Financial Statements and Exhibits.

          November 9, 1995, Item 2, Acquisition or Disposition of Assets; Item 7, Financial Statements and Exhibits.


                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 7, 1996.


                                     NORTEK, INC.


                                     By:/s/Richard L. Bready
                                         ------------------------
                                         Richard L. Bready
                                         Chairman of the Board




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of March 7, 1996.


/s/Richard L, Bready                 /s/D. Stevens Mcvoy
---------------------------------    ------------------------------
Richard L. Bready, Chairman          D. Stevens McVoy, Director
of the Board and President
(principal executive officer)



/s/Richard J. Harris                 /s/J. Peter Lyons
----------------------------------   -------------------------------
Richard J. Harris, Vice President    J. Peter Lyons, Director
and Treasurer (principal financial
officer) and Director



/s/Almon C. Hall                     /s/ Dennis J. Mcgillicuddy
---------------------------------    -------------------------------
Almon C. Hall, Vice President        Dennis J. McGillicuddy, Director
and Controller (principal
accounting officer)



/s/ Philip B. Brooks                 /s/ Barry Silverstein
---------------------------------    -------------------------------
Philip B. Brooks, Director           Barry Silverstein, Director



Nortek, Inc. and Subsidiaries
Consolidated Statement of Operations
                                        For the Years Ended December 31,
                                        --------------------------------
                                           1995       1994        1993
                                          ----        ----        ----
                                    (In Thousands Except Per Share Amounts)

Net Sales                               $776,210   $737,160    $744,113
                                         -------    -------     -------
Costs and Expenses:
Cost of products sold                    574,929    520,328     532,488
Selling, general and administrative
 expense                                 160,197    166,815     181,279
                                         -------    -------     -------
                                         735,126    687,143     713,767
                                         -------    -------     -------
Operating earnings                        41,084     50,017      30,346
Interest expense                         (24,918)   (26,162)    (26,519)
Interest income                            6,134      5,295       3,223
Net gain on investment and
 marketable securities                     2,000        ---       1,650
Loss on businesses sold                       ---    (1,750)    (20,300)
                                         -------    -------     -------
Earnings (loss) before provision
 for income taxes                         24,300     27,400     (11,600)
Provision for income taxes                 9,300     10,200       1,000
                                         -------    -------     -------
Earnings (loss) before extraordinary
 gain (loss)                              15,000     17,200     (12,600)
Extraordinary gain (loss) from debt
 retirements                                 ---        200      (6,100)
                                         -------    -------      ------
Earnings (loss) before the cumulative
 effect of accounting changes             15,000     17,400     (18,700)
Cumulative effect of accounting changes      ---        400      (2,100)
                                         -------    -------     -------
Net Earnings (Loss)                     $ 15,000   $ 17,800    $(20,800)
                                         =======    =======     =======
Net Earnings (Loss) Per Share:
Earnings before extraordinary
 gain (loss)
 Primary                                   $1.19      $1.35      $(1.00)
 Fully diluted                             $1.19      $1.34      $(1.00)
Extraordinary gain (loss)
 Primary                                     ---        .02        (.49)
 Fully diluted                               ---        .02        (.49)
Cumulative effect of accounting changes
 Primary                                     ---        .03        (.17)
                                            ----       ----       -----
 Fully diluted                               ---        .03        (.17)
                                            ----       ----       -----
Net Earnings (Loss)
 Primary                                   $1.19      $1.40      $(1.66)
                                            ====        ====      =====
 Fully diluted                             $1.19      $1.39      $(1.66)
                                            ====       ====       =====
Weighted Average Number of Shares:
 Primary                                  12,569     12,707      12,622
                                          ======     ======      ======
 Fully diluted                            12,620     13,144      13,362
                                          ======     ======      ======


The  accompanying  notes  are an integral part of these  financial  statements.


Nortek, Inc. and Subsidiaries
Consolidated Balance Sheet

                                                   December 31,
                                                ------------------
Assets                                           1995        1994
                                                 ----        ----
                                              (Amounts in Thousands)
Current Assets:
Unrestricted
  Cash and investments at cost, which
     approximates market                       $ 82,756    $ 77,106
  Marketable securities available for sale       20,557      27,974
Restricted
  Cash, investments and marketable
     securities at cost, which approximates
     market                                       9,411       9,337
Accounts receivable, less allowances
  of $4,546,000 and $4,030,000                  118,017      91,687
Inventories
  Raw materials                                  42,601      32,660
  Work in process                                14,319       9,497
  Finished goods                                 53,132      53,191
                                                -------     -------
                                                110,052      95,348
                                                -------     -------

Prepaid expenses and other current assets        16,927       7,542
U.S. Federal prepaid income taxes                19,100      19,800
                                                -------     -------
     Total current assets                       376,820     328,794
                                                -------     -------
Property and Equipment, at Cost:
Land                                              6,508       6,069
Buildings and improvements                       69,125      55,639
Machinery and equipment                         157,884     123,848
                                                -------     -------
                                                233,517     185,556
Less accumulated depreciation                    97,255      87,475
                                                -------     -------
     Total property and equipment, net          136,262      98,081
                                                -------     -------
Other Assets:
Goodwill, less accumulated amortization
  of $23,978,000 and $21,459,000                 91,347      72,682
Deferred debt expense                             7,574       8,502
Other                                            13,476      11,158
                                                -------     -------
                                                112,397      92,342
                                                -------     -------

                                               $625,479    $519,217
                                                =======     =======


The accompanying notes are an integral part of these financial statements.


Nortek, Inc. and Subsidiaries
Consolidated Balance Sheet

                                                    December 31,
                                                  ------------------
                                                  1995        1994
                                                   ----       ----
                                                (Amounts in Thousands)
Liabilities and Stockholders' Investment

Current Liabilities:
Notes payable and other short-term
  obligations                                  $ 30,226    $     51
Current maturities of long-term debt             11,824       4,578
Accounts payable                                 73,047      52,697
Accrued expenses and taxes, net                 100,970      98,009
                                                -------     -------
     Total current liabilities                  216,067     155,335
                                                -------     -------
Other Liabilities:
Deferred income taxes                            27,780      18,232
Other                                             9,945       7,909
                                                -------     -------
                                                 37,725      26,141
                                                -------     -------
Notes, Mortgage Notes and Obligations
  Payable, Less Current Maturities              240,396     219,951
                                                -------     -------

Commitments and Contingencies (Note 8)

Stockholders' Investment:
Preference stock, $1 par value; authorized
  7,000,000 shares, none issued                     ---         ---
Common stock, $1 par value; authorized
  40,000,000 shares 15,883,427 and
  15,814,246 shares issued                       15,883      15,814
Special common stock, $1 par value;
  authorized 5,000,000 shares 774,366 and
  802,097 shares issued                             774         802
Additional paid-in capital                      134,690     134,627
Retained earnings                                15,766         766
Cumulative translation, pension
  and other adjustments                          (2,742)     (6,168)
Less --treasury common stock at cost,
      4,306,706 and 3,795,028 shares            (31,351)    (26,371)
     --treasury special common stock
      at cost, 276,784 and 271,574
      shares                                     (1,729)     (1,680)
                                                -------     -------
     Total stockholders' investment             131,291     117,790
                                                -------     -------
                                               $625,479    $519,217
                                                =======     =======

The accompanying notes are an integral part of these financial statements.


Nortek, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
                                                   For the Years Ended
                                                       December 31,
                                                 ------------------------
                                                 1995      1994     1993
                                                 ----      ----     ----
                                                    (Amounts in Thousands)
Cash Flows from operating activities:
Net earnings (loss)                            $15,000   $17,800  $(20,800)
                                                ------   -------   -------

Adjustments to reconcile net earnings
(loss) to cash:
Depreciation and amortization                   18,977    17,960    20,726
Net gain on investment and
 marketable securities                          (2,000)       ---   (1,650)
Extraordinary (gain) loss from debt
 retirements                                       ---      (250)    9,275
Loss on businesses sold                            ---     1,750    20,300
Cumulative effect of accounting changes            ---      (400)    3,100
Deferred federal income tax provision (credit)
 before extraordinary items                      1,300       300    (6,300)
Deferred federal income tax provision on
 discontinued operations                           ---     2,200       ---
Deferred federal income tax provision (credit)
 on extraordinary items                            ---     1,350    (3,175)
Changes in certain assets and liabilities,
 net of effects from acquisitions and
 dispositions:
 Accounts receivable, net                        4,496    (5,501)  (11,033)
 Prepaids and other current assets                (289)   (4,361)     (937)
 Inventories                                     5,820   (12,593)   (2,854)
 Accounts payable                               (5,614)    6,364     4,360
 Accrued expenses and taxes                     (4,894)    4,242    (3,913)
 Long-term assets, liabilities and other, net    1,051    (2,682)    5,326
                                                ------    ------    ------
   Total adjustments to net earnings (loss)     18,847     8,379    33,225
                                                ------    ------    ------
   Net cash provided by operating activities    33,847    26,179    12,425
                                                ------    ------    ------
Cash Flows from investing activities:
Capital expenditures                           (16,091)  (19,424)  (10,436)
Net cash paid for businesses acquired          (27,543)       ---       ---
Proceeds from the sale of property and
 equipment                                       1,831       114     5,242
Purchase of investments and marketable
 securities                                    (10,086)   (5,032)  (87,922)
Proceeds from the sale of investments
 and marketable securities                      20,772       ---   113,961
Net cash proceeds (payments) relating
 to businesses sold or discontinued              1,129    12,465    (2,420)
Change in restricted cash and investments         (331)   (2,475)    2,552
Other, net                                      (1,499)       51      (777)
                                               -------   -------    ------
   Net cash provided by (used in)
    investing activities                       (31,818)  (14,301)   20,200
                                               -------   -------    ------
Cash Flows from financing activities:
Sale of Notes, net                                ---   209,195       ---
Purchase of debentures and notes payable          ---   (191,582)   (1,383)
Increase in borrowings                          10,763       ---     7,348
Payment of borrowings                           (1,656)   (8,962)   (4,124)
Purchase of Nortek Common and Special Common
 Stock                                          (4,664)     ---       ---
Other, net                                        (822)      (29)   (1,327)
                                               -------   -------    ------
   Net cash provided by financing
    activities                                   3,621     8,622       514
                                               -------   -------    ------
Net increase in unrestricted cash and
 investments                                     5,650    20,500    33,139
Unrestricted cash and investments
 at the beginning of the year                   77,106    56,606    23,467
                                               -------   -------    ------
Unrestricted cash and investments
 at the end of the year                       $ 82,756  $ 77,106   $56,606
                                               =======   =======    ======

The accompanying notes are an integral part of these financial statements.


Nortek, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Investment

                            For the Three Years Ended December 31, 1995
                                                            Cumulative
                                                            Translation,
                                         Addi-      Retained   Pension
                               Special  tional      Earnings and Other
                        Common Common  Paid-in   (Accumulat-   Adjust-Treasury
                         Stock  Stock  Capital   ed Deficit)     ments   Stock
                        ------ ------  -------   ----------   -------- -------
Balance, December 31,                         (Amounts in Thousands)
 1992                  $15,602  $ 990  $134,599   $  3,766    $  ---$(28,051)
140,432 shares of
 special common stock
 converted into 140,432
 shares of common stock    141   (141)      ---        ---       ---      ---
16,400 shares of common
 stock issued upon
 exercise of stock options  16    ---        28        ---       ---      ---
Translation adjustment     ---    ---       ---        ---   (1,337)      ---
Pension adjustment         ---    ---       ---        ---     (806)      ---
Net loss                   ---    ---       ---    (20,800)      ---      ---
                        ------   ----   -------    -------    ------  -------
Balance, December 31,
 1993                   15,759    849   134,627    (17,034)   (2,143) (28,051)
47,478 shares of
 special common stock
 converted into 47,478
 shares of common stock     47    (47)      ---        ---       ---      ---
7,794 shares of common
 stock issued upon
 exercise of stock options   8    ---       ---        ---       ---      ---
Translation adjustment     ---    ---       ---        ---      (780)     ---
Pension adjustment         ---    ---       ---        ---       134      ---
Cumulative effect of an
 accounting change         ---    ---       ---        ---      (400)     ---
Unrealized decline in
 marketable securities     ---    ---       ---        ---    (2,979)     ---
Net earnings               ---    ---       ---     17,800       ---      ---
                        ------   ----   -------    -------    ------  -------
Balance, December 31,
 1994                   15,814    802   134,627        766    (6,168) (28,051)
27,731 shares of special
 common stock converted
 into 27,731 shares of
 common stock               28    (28)      ---        ---       ---      ---
41,450 shares of common
 stock issued upon
 exercise of stock
 options                    41    ---        63        ---       ---      ---
511,671 shares of
 treasury stock
 acquired                  ---    ---       ---        ---       ---   (5,029)
Translation adjustment     ---    ---       ---        ---       701      ---
Pension adjustment         ---    ---       ---        ---      (244)     ---
Unrealized appreciation
 in marketable
 securities                ---    ---       ---        ---     2,969      ---
Net earnings               ---    ---       ---     15,000       ---      ---
Balance, December 31,
 1995                  $15,883  $ 774  $134,690    $15,766   $(2,742)$(33,080)
                        ======   ====   =======     ======    ======  =======

The accompanying notes are an integral part of these financial statements.


Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Nortek, Inc. and all of its significant wholly-owned subsidiaries (the "Company" or "Nortek") after elimination of intercompany accounts and transactions. Certain amounts in the prior years' financial statements have been reclassified to conform to the presentation at December 31, 1995. On October 2, 1993, the Company began to account for its Dixieline Lumber Company, Inc. subsidiary ("Dixieline") as a business held for sale. As a result, Dixieline's operating results were no longer included in the Company's consolidated operating results subsequent to October 2, 1993. The Company sold this business on March 31, 1994.(See Note 2.)

Cash, Investments and Marketable Securities

Investments consist of short-term highly liquid investments which are readily convertible into cash. Investments and marketable securities are carried at approximate market price.


The Company has classified as restricted (in current assets in the accompanying consolidated balance sheet) certain cash, investments and marketable securities that are not fully available for use in its operations. At December 31, 1995, approximately $9,411,000 of cash, investments and marketable securities has been pledged as collateral for insurance and other requirements.

Disclosures About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and Investments--
    The carrying amount approximates fair value because of the short maturity of those instruments.

     Marketable Securities--
    The fair value of marketable securities is based on quoted market prices. At December 31, 1995, the fair value of marketable securities approximated the amount on the Company's consolidated balance sheet.

     Long-Term Debt--
    At  December  31,  1995,  the  fair value  of  long-term  indebtedness  was
    approximately   $7,200,000  lower  than  the  amount   on   the   Company's
    consolidated balance sheet, based on quoted market prices. (See Note 5.)


Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Inventories

Inventories in the accompanying consolidated balance sheet are valued at the lower of cost or market. At December 31, 1995 and 1994, approximately $56,221,000 and $64,589,000 of total inventories, respectively, were valued on the last-in, first-out method (LIFO). Under the first-in, first-out method
(FIFO) of accounting, such inventories would have been approximately $10,550,000 and $6,710,000 greater at December 31, 1995 and 1994, respectively. All other inventories were valued under the FIFO method.

Sales Recognition

The Company recognizes sales upon the shipment of its products net of applicable provisions for discounts and allowances. The Company also provides for its estimate of warranty and bad debts at the time of shipment as selling, general and administrative expense.

Foreign Currency Translation

The Company translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at year-end. Net sales and expenses are translated using exchange rates in effect during the year. Gains and losses from foreign currency translation are credited or charged to cumulative translation adjustment included in stockholders' investment in the accompanying consolidated balance sheet. Transaction gains or losses are recorded in selling, general and administrative expense and have not been material.

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

Goodwill

The Company has classified as goodwill the cost in excess of fair value of the net assets (including tax attributes) of companies acquired in purchase transactions. Goodwill is being amortized on a straight-line method over 40 years. Amortization charged to continuing operations amounted to $2,519,000, $2,407,000 and $2,418,000 for 1995, 1994 and 1993, respectively. At each balance sheet date, the Company evaluates the realizability of goodwill based on expectations of non-discounted cash flows and operating income for each subsidiary having a material goodwill balance. Based on its most recent


Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

analysis, the Company believes that no material impairment of goodwill exists at December 31, 1995.

Recent Accounting Pronouncements

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which is to become effective for the Company in 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement also requires that certain long-lived assets and identifiable intangibles that are to be disposed, be reported at the lower of the carrying amount or fair value less cost to sell. The Company has not completed its analysis with respect to the provisions of SFAS No. 121 and accordingly has not determined the effect on the Company's consolidated financial condition or results of operations.

Net Earnings (Loss) Per Share

Net earnings (loss) per share amounts have been computed using the weighted average number of common and common equivalent shares outstanding during each year. Earnings (loss) per share calculations for 1993 do not include the effect of common stock equivalents or convertible debentures (and the reduction in related interest expense) because the assumed exercise of stock options and conversion of debentures is anti-dilutive for the net loss per share amounts. Special Common Stock is treated as the equivalent of Common Stock in determining earnings per share results.

2.  Acquisitions and Businesses Sold

Acquisitions are accounted for as purchases and, accordingly, have been included in the Company's consolidated results of operations since the acquisition date. Purchase price allocations are subject to refinement until all pertinent information regarding the acquisitions is obtained.

In the fourth quarter of 1995, several of the Company's wholly owned subsidiaries completed the acquisition of the assets, subject to certain liabilities, of Rangaire Company of Cleburne, Texas ("Rangaire"), all the capital stock of Best S.p.A. of Fabriano, Italy and related entities ("Best") and all the capital stock of Venmar Ventilation inc. of Drummondville, Quebec, Canada ("Venmar"). The aggregate purchase price for these acquisitions was approximately $36,500,000, consisting of cash of approximately $33,400,000 and future payments of approximately $3,100,000. The selling shareholders of certain of these acquisitions are entitled to additional purchase price payments of up to approximately $7,800,000, depending on subsequent operating results of such acquisitions. Approximately $9,600,000 of the cash was borrowed under the terms of a line of credit of one of the Company's subsidiaries.


Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)


On March 31, 1994, the Company sold all the capital stock of Dixieline for approximately $18,800,000 in cash and $6,000,000 in preferred stock of the purchaser. In the third quarter of 1993, the Company provided a valuation reserve of approximately $20,300,000 ($1.19 per share, net of tax) to reduce the Company's net investment in Dixieline to estimated net realizable value. No additional loss in 1994 was incurred in connection with this sale (see
Note 1). The combined unaudited net sales and pre-tax loss for businesses sold in 1993 included in the consolidated statement of operations of the Company was approximately $83,205,000 and $600,000, respectively, for the year ended December 31, 1993. In the third quarter of 1995, the Company sold its investment in the preferred stock of Dixieline, which resulted in a pre-tax gain of approximately $2,200,000 ($.17 per share, net of tax), and is included in net gain on investment and marketable securities in the Company's accompanying consolidated statement of operations.

In January 1995, the Company paid approximately $1,750,000 ($.14 per share, net of tax) as a final purchase price adjustment related to one of its businesses sold and recorded a charge to earnings in the fourth quarter of 1994.

The following table presents the approximate unaudited pro forma operating results of the Company for the year ended December 31, 1995 and December 31, 1994, as adjusted for the pro forma effect of acquisitions discussed above and the debt financing and the debt redemptions discussed in Note 5, assuming that these transactions occurred on January 1, 1994:

                                              Year Ended December 31,
                                              -----------------------
                                                 1995          1994
                                                 ----          ----
                                            (Amounts in Thousands except
                                                 per share amounts)

Net sales                                      $886,210      $851,249
Operating earnings                               47,355        59,965
Earnings before extraordinary gain               15,100        20,900
Fully diluted earnings per share                  $1.20         $1.62

In computing the pro forma earnings before extraordinary gain, earnings have been reduced by net interest income on the aggregate cash portion of the purchase price of such acquisitions at the historical rates earned by the Company and by interest expense on indebtedness incurred in connection with the acquisitions, net of the tax effect. Earnings before extraordinary gain have also been reduced by amortization of goodwill and reflect net adjustments to depreciation expense, as a result of an increase to estimated fair market value of property and equipment. With respect to the effect of the debt financing and debt redemptions discussed in Note 5, interest expense on the indebtedness redeemed during the period that such indebtedness was outstanding was excluded from operating results at an average interest rate of approximately 13.5% (including amortization of debt discount and deferred debt expense) for the periods presented, net of the tax effect. Interest expense was included on the 9 7/8% Notes at a rate of approximately 9 7/8, plus


Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

amortization of deferred debt expense and debt discount, for the periods presented, net of tax effect. Investment income was assumed earned on the remaining cash proceeds from the debt financing at a rate of 3.5%.

The pro forma information presented does not purport to be indicative of the results which would have been reported if these transactions had occurred on January 1, 1994, or which may be reported in the future.

3.  Cash Flows

Interest  paid was $23,228,000, $22,119,000 and $26,981,000 in 1995,  1994  and
1993, respectively.

The following table summarizes the activity of businesses acquired in purchase transactions included in the accompanying consolidated statement of cash flows for the year ended December 31, 1995:
                                                               1995
                                                               ----
                                                      (Amounts in Thousands)

    Fair value of assets acquired                           $129,652
    Liabilities assumed or created                           (96,224)

    Cash paid for acquisitions                                33,428
    Less cash acquired                                        (5,885)
                                                             -------

    Net cash paid for acquisitions                          $ 27,543
                                                             =======

The following table summarizes the activity of businesses sold or discontinued included in the accompanying consolidated statement of cash flows:

                                                    Year Ended December 31,
                                                   -----------------------
                                                    1995      1994     1993
                                                    ----      ----     ----
                                                    (Amounts in Thousands)

Fair value of assets sold                        $   ---   $39,439  $   ---
Liabilities assumed by the purchaser                 ---   (16,143)     ---
Notes receivable and other non-cash proceeds
   received as part of the proceeds                  ---    (6,000)     ---
Cash proceeds from the sale of Dixieline
   preferred stock                                 2,874       ---      ---
Cash payments relating to businesses
   sold or discontinued, net                      (1,745)   (4,831)  (2,420)
                                                  ------    ------   ------
Net cash proceeds (payments) relating
   to businesses sold or discontinued            $ 1,129   $12,465  $(2,420)
                                                  =======   ======   ======

Significant non-cash financing and investing activities excluded from the accompanying consolidated statement of cash flows include capitalized lease additions of approximately $806,000 in 1995 and an increase of approximately $2,969,000 and a decline of approximately $2,979,000 in the fair market value of marketable securities available for sale for 1995 and 1994, respectively.

Non-cash financing and investing activities were not significant for the year ended December 31, 1993.


Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

4.  Income Taxes


The following is a summary of the components of earnings (loss) before provision (credit) for income taxes and extraordinary gain or loss:

                                                Year Ended December 31,
                                                -----------------------
                                               1995     1994       1993
                                               ----     ----       ----
                                                 (Amounts in Thousands)

 Domestic                                   $21,600   $23,100  $(17,000)
 Foreign                                      2,700     4,300     5,400
                                             ------    ------   -------
                                            $24,300   $27,400  $(11,600)
                                             ======    ======   =======

The following is a summary of the provision (credit) for income taxes before extraordinary gain or loss included in the accompanying consolidated statement of operations:
                                                Year Ended December 31,
                                              ------------------------
                                               1995      1994      1993
                                               ----      ----      ----
                                                 (Amounts in Thousands)
 Federal income taxes--
    Current                                  $5,700   $ 7,125   $ 2,800
    Deferred                                  1,300       300    (6,300)
                                              -----    ------    ------
                                              7,000     7,425    (3,500)
 Foreign                                      1,300     1,500     2,600
 State                                        1,000     1,275     1,900
                                              -----    ------    ------
                                             $9,300   $10,200   $ 1,000
                                              =====    ======    ======

Income tax payments, net of refunds, were approximately $3,739,000, $10,895,000 and $11,950,000 in 1995, 1994 and 1993, respectively.

The  table  below  reconciles the federal statutory  income  tax  rate  to  the
effective  tax  rate  for  earnings  before  extraordinary  gain  or  loss   of
approximately 38.3%, 37.2% and 8.6% in 1995, 1994 and 1993, respectively.

                                                 Year Ended December 31,
                                                 -----------------------
                                                 1995      1994     1993
                                                 ----      ----     ----
                                                 (Amounts in Thousands)
Income tax provision (credit) before
 extraordinary gain or loss at the
 Federal statutory rate                        $8,505  $ 9,590    $(4,060)
Net change from statutory
 rate:
Change in valuation reserve, net               (1,100)  (1,625)     2,618
State taxes, net of federal tax effect            650      829      1,235
Amortization not deductible for
 tax purposes                                     868      737        746
Businesses sold                                   ---      613       (172)
Foreign source deemed income                      ---      ---        700
Tax effect on foreign income                       79      164        196
Other, net                                        298     (108)      (263)
                                                -----   ------     ------

                                               $9,300  $10,200    $ 1,000
                                                =====   ======     ======


Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

The Company recorded a $1,000,000 income tax credit (principally deferred) in the first quarter of 1993 relating to the cumulative effect of an accounting change for certain post-retirement benefits. In the fourth quarter of 1993, the Company recorded a $3,175,000 deferred income tax credit relating to the extraordinary loss, arising from indebtedness called for redemption. (See Note 5.)

The tax effect of temporary differences which gave rise to significant portions of deferred income tax assets and liabilities as of December 31, 1995 and December 31, 1994 are as follows:
                                                           December 31,
                                                          ---------------
                                                          1995      1994
                                                          ----      ----
                                                    (Amounts in Thousands)
 Prepaid (Deferred) Income Tax Assets
 Arising From:
    Accounts receivable                                  $ 1,425   $ 1,399
    Inventory                                               (577)     (468)
    Insurance reserves                                     6,036     7,688
    Other reserves, liabilities and
      assets, net                                         12,216    11,181
                                                          ------    ------
                                                         $19,100   $19,800
                                                          ======    ======
 Deferred (Prepaid) Income Tax Liabilities
 Arising From:
   Property and equipment, net                           $15,233   $12,406
   Prepaid pension assets                                  1,323     1,230
   Insurance reserves                                       (273)     (643)
   Other reserves, liabilities and
     assets, net                                           8,797     2,476
   Capital loss carryforward                              (7,260)   (6,217)
   Unrealized loss on business sold                           ---     (604)
   Other tax assets                                       (1,658)   (3,642)
   Valuation allowances                                   11,618    13,226
                                                          ------    ------
                                                         $27,780   $18,232
                                                          ======    ======

At December 31, 1995, the Company has U.S. Federal capital loss carryforwards of approximately $19,600,000, of which $17,700,000 expires in the year 1997. The Company has provided a valuation allowance equal to the tax effect of capital loss carryforwards and certain other tax assets, since realization of these tax assets cannot be reasonably assured. At December 31, 1995, the Company has approximately $1,800,000 of net U.S. Federal prepaid income tax assets which are expected to be realized through future operating earnings.

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

5.  Notes, Mortgage Notes and Obligations Payable

Short-term obligations at December 31, 1995 and 1994 consist of the following:

                                                           December 31,
                                                           ------------
                                                          1995      1994
                                                          ----      ----
                                                      (Amounts in Thousands)
    Secured revolving lines of credit of
      a Canadian subsidiary                           $  4,173      $ 51
    Secured lines of credit and bank advances
      of the Company's European subsidiaries            21,972       ---
    Other secured revolving lines of credit
      of one of the Company's U. S. subsidiaries         3,830       ---
    Other obligations                                      251       ---
                                                        ------       ---
                                                       $30,226      $ 51
                                                        ======       ===

These short-term obligations principally relate to subsidiaries acquired in 1995 and are secured by approximately $38,000,000 of accounts receivable and inventory. These borrowings had an average weighted interest rate of approximately 11.1% since the date of acquisition.

Notes, mortgage notes and debentures payable in the accompanying consolidated balance sheet at December 31, 1995 and 1994 consist of the following:

                                                     December 31,
                                                     ------------
                                                    1995         1994
                                                    ----         ----
                                                  (Amounts in Thousands)

Mortgage notes payable                          $ 17,055     $  6,774
Other, net of $750,000 unamortized
 discount in 1995                                 18,185          887
9 7/8% Senior Subordinated Notes
 due 2004 ("9 7/8% Notes"), net of
 unamortized original issue discount
 of $1,520,000 and $1,632,000                    216,980      216,868
                                                 -------      -------
                                                 252,220      224,529
Less amounts included in current
 liabilities                                      11,824        4,578
                                                 -------      -------
                                                $240,396     $219,951
                                                 =======      =======

In February 1994, the Company sold in a public offering $218,500,000 of its 9 7/8% Senior Subordinated Notes due 2004 at a discount of approximately $1,717,000, which is being amortized over the life of the issue. Net proceeds from the sale of the 9 7/8% Notes, after deducting underwriting commissions and expenses, amounted to approximately $207,695,000, and on March 24, 1994, a portion of such proceeds was used to redeem approximately $153,000,000 of certain of the Company's outstanding principal amount of indebtedness and to pay accrued interest. Interest expense, net of interest income, in the first quarter of 1994 was approximately $1,300,000 greater than it would have been had the debt redemption occurred on the same day as the financing. The call for these debt redemptions resulted in an extraordinary loss of Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

approximately $6,100,000 ($.49 per share) net of an income tax credit of approximately $3,175,000, which was recorded in the fourth quarter of 1993. See
Note 2 with respect to the pro forma effect of the debt redemptions.

The indenture governing the 9 7/8% Notes restricts, among other things, the payment of cash dividends, repurchase of the Company's capital stock and the making of certain other restricted payments, the incurrence of additional indebtedness, the making of certain investments, mergers, consolidations and sale of assets (all as defined in the indenture). Upon certain asset sales (as defined in the indenture), the Company will be required to offer to purchase, at 100% principal amount plus accrued interest to the date of purchase, 9 7/8% Notes in a principal amount equal to any net cash proceeds (as defined in the indenture) that are not invested in properties and assets used primarily in the same or related business to those owned and operated by the Company at the issue date of the 9 7/8% Notes or at the date of such asset sale and such net cash proceeds were not applied to permanently reduce Senior Indebtedness (as defined in the indenture). The 9 7/8% Notes are redeemable at the option of the Company, in whole or in part, at any time and from time to time, at 104.214% on March 1, 1999, declining to 100% on March 1, 2002 and thereafter. At December 31, 1995, approximately $30,200,000 was available for the payment of cash dividends or stock payments under the terms of the Company's Indenture governing the 9 7/8% Notes. (See Note 6.)

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

In the fourth quarter of 1993, as a result of the call for redemption of certain of the Company's indebtedness described above, the Company wrote off approximately $8,100,000 of unamortized deferred debt expense and debt discount and provided for a redemption premium of approximately $1,175,000, both of which were recorded as an extraordinary loss.

Mortgage notes payable of approximately $17,055,000 outstanding at December 31, 1995 include various mortgage notes and other related indebtedness payable in installments through 2009 and bearing interest at rates ranging from 7.5% to 13.5% and is collateralized by property and equipment with an aggregate net book value of approximately $19,920,000 at December 31, 1995.
Nortek, Inc. and Subsidiaries


Notes to Consolidated Financial Statements
(Continued)


Other obligations of $18,185,000 outstanding at December 31, 1995 include borrowings relating to equipment purchases and other borrowings bearing interest at rates primarily ranging between 9% to 14% and maturing at various dates through 2002. Approximately $12,881,000 of such indebtedness is collateralized by property and equipment with an aggregate net book value of approximately $25,305,000 at December 31, 1995.

The following is a summary of maturities of all of the Company's debt obligations, excluding unamortized debt discount, due after December 31, 1996:

                                     (Amounts in Thousands)

    1997                                     $  5,406
    1998                                        5,566
    1999                                        4,926
    2000                                        3,449
    Thereafter                                223,319
                                              -------
                                             $242,666
                                              =======

Amortization of discount and deferred costs was approximately $1,100,000, $1,400,000 and $2,100,000 in 1995, 1994 and 1993, respectively.

6.  Common   Stock,   Special  Common  Stock,  Stock   Options   and   Deferred
    Compensation

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

The Company has a rights plan, which expires on April 11, 1996, and provides for the right to purchase for $75, one one-hundredth of a share of $1.00 par value Series A Participating Preference Stock for each right held. The rights that are not currently exercisable are attached to each share of Common Stock and may be redeemed by the Directors at $.01 per share at any time. After a shareholder acquires beneficial ownership of 17% or more of the Company's Common Stock and Special Common Stock, the rights will trade separately and become exercisable entitling a rights holder to acquire additional shares of the Company's Common Stock having a market value equal to twice the amount of the exercise price of the right. In addition, after a person or group ("Acquiring Company") commences a tender offer or announces an intention to acquire 30% or more of the Company's Common Stock and Special Common Stock, the


Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

rights will trade separately and, under certain circumstances, will permit each rights holder to acquire common stock of the Acquiring Company, having a market value equal to twice the amount of the exercise price of the right.

At December 31, 1995, a total of 1,514,266 shares of Common Stock was reserved as follows:

           Stock option plans                            739,900
           Conversion of Special Common Stock            774,366
                                                       ---------
                                                       1,514,266
                                                       =========

At December 31, 1995, 43,500 shares of Special Common Stock were reserved for stock option plans.

The Company has several stock option plans which provide for the granting of options to certain officers, employees and non-employee directors of the Company. Options granted under the plans vest over periods ranging up to five years and expire from eight to ten years from the date of grant. At December 31, 1995, 419,000 options are currently exercisable and 288,400 of additional options are available for grant under these plans.

Options for 200,100 and 50,100 shares of Common and Special Common Stock became
exercisable  during  1995  and  1994,  respectively.   Proceeds  from   options
exercised are credited to common stock and additional paid-in capital.

The following table summarizes the Common and Special Common Stock option transactions for the three years ended December 31, 1995:

                                     Number             Option Price
                                    of Shares      Per Share       Total
                                    ---------      ---------       -----
Options outstanding at
 December 31, 1992                   240,300     $2.25-$15.69    $1,064,838
 Granted                             280,000             8.75     2,450,000
 Exercised                           (16,400)      2.25-2.875       (44,000)
                                     -------      -----------     ---------
Options outstanding at
 December 31, 1993                   503,900     $2.25-$15.69    $3,470,838
 Exercised                            (9,800)           2.875       (28,175)
                                     -------      -----------     ---------
Options outstanding at
 December 31, 1994                   494,100     $2.25-$15.69    $3,442,663
 Exercised                           (42,600)      2.25-2.875      (119,850)
                                     -------      -----------     ---------
Options outstanding at
 December 31, 1995                   451,500     $2.25-$15.69    $3,322,813
                                     =======      ===========     =========

As of February 13, 1996, the Company purchased during the first quarter, approximately 428,800 shares of its Common Stock for approximately $4,898,771 in cash in negotiated and open market transactions and will account for such shares as Treasury Stock.


Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)


7.  Pension, Retirement and Profit Sharing Plans

The Company and its subsidiaries have various pension, retirement and profit sharing plans requiring contributions to qualified trusts and union administered funds. Pension and profit sharing expense charged to operations aggregated approximately $1,377,000 in 1995, $2,883,000 in 1994 and $1,683,000
in 1993. The Company's policy is to fund currently the actuarially determined annual contribution. In the fourth quarter of 1995, benefits related to the Company's existing defined benefit plans were frozen.

The Company's net pension expense for its defined benefit plans for 1995, 1994 and 1993 consists of the following components:

                                                  Year Ended December 31,
                                                  -----------------------
                                                 1995       1994       1993
                                                 ----       ----       ----
                                                  (Amounts in Thousands)

Service costs                                  $1,273    $ 1,647    $ 1,685
Interest cost                                   2,364      2,261      1,989
Actual net income on plan assets               (3,204)    (2,155)    (3,295)
Net amortization and deferred items               790         10        822
Net gain from freezing plan benefits             (581)       ---        ---
                                                -----     ------     ------
Total expense                                  $  642    $ 1,763    $ 1,201
                                                =====     ======     ======

The following tables set forth the funded status of the Company's defined benefit plans and amounts recognized in the Company's consolidated balance sheet at December 31, 1995 and 1994:

                                                 Plan Assets Exceeding
                                                   Benefit Obligation
                                                   ------------------
                                                    1995        1994
Actuarial present value of benefit                  ----        ----
    (Amounts in Thousands)
obligations at September 30:
Vested benefits                                  $22,259      $18,149
Non-vested benefits                                  ---          630
                                                  ------       ------
Accumulated benefit obligation                    22,259       18,779
Effect of projected future compensation levels       ---        5,373
                                                  ------       ------
Projected benefit obligation                      22,259       24,152
Plan assets at fair value at September 30         25,673       24,486
                                                  ------       ------
Plan assets in excess of the projected
 benefit obligation                                3,414          334
Unrecognized net loss                                ---        5,401
Unrecognized net assets                              ---       (2,412)
Unrecognized prior service costs                     ---         (129)
                                                  ------       ------
                                                 $ 3,414      $ 3,194
                                                  ======       ======

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

                                                  Accumulated Benefit
                                                       Obligation
                                                 Exceeding Plan Assets
                                                 ---------------------
                                                    1995        1994
                                                    ====        ====
                                                (Amounts in Thousands)
Actuarial present value of benefit
obligations at September 30:
Vested benefits                                   $5,069      $ 4,199
Non-vested benefits                                  ---          232
                                                   -----       ------
Accumulated benefit obligation                     5,069        4,431
Plan assets at fair value at September 30          4,407        3,691
                                                   -----       ------
Plan assets less than the accumulated
 benefit obligation                                 (662)        (740)
Unrecognized net loss                                916          807
Unrecognized prior service costs                     ---          602
Additional minimum liability                        (916)      (1,409)
                                                   -----       ------

                                                  $ (662)     $  (740)
                                                   =====       ======

Plan assets include commingled funds, marketable securities, insurance contracts and cash and short-term investments. The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of benefit obligations were 7 1/2 percent and 5 percent, respectively, in 1995, 8 percent and 5 1/2 percent, respectively, in 1994 and 7 1/8 percent and 5 1/2 percent, respectively, in 1993. The expected long-term rate of return on assets was 8 1/2 percent in 1995, 1994 and 1993.

In 1995, a minimum pension liability resulted in a reduction in stockholders' investment of approximately $916,000. In 1994 and 1993, a minimum pension liability and an intangible asset for certain plans were recognized, resulting in a reduction in the Company's stockholders' investment of approximately $672,000 and $806,000, respectively.

In late 1995, the Company adopted a supplemental retirement plan for certain employees, which was effective as of January 1, 1996. The actuarial present value of the unfunded accumulated benefit obligation of this plan is approximately $3,500,000 and will result in an additional minimum pension liability and an intangible asset being recorded in 1996.


Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)


8.  Commitments and Contingencies

The Company provides accruals for all direct and indirect costs associated with the estimated resolution of contingencies at the earliest date at which the incurrence of a liability is deemed probable and the amount of such liability can be reasonably estimated.

At December 31, 1995, the Company and its subsidiaries are obligated under lease agreements for the rental of certain real estate and machinery and equipment used in its operations. Minimum annual rental expense aggregates approximately $29,992,000 at December 31, 1995. The obligations are payable as follows:

          1996          $ 5,047,000
          1997            4,429,000
          1998            3,802,000
          1999            2,824,000
          2000            1,713,000
          Thereafter     12,177,000

Certain of these lease agreements provide for increased payments based on changes in the consumer price index. Rental expense, from continuing operations in the accompanying consolidated statement of operations, excluding Dixieline, for the years ended December 31, 1995, 1994 and 1993 was approximately $6,900,000, $7,000,000, and $6,600,000, respectively. Under certain of these lease agreements, the Company and its subsidiaries are also obligated to pay insurance and taxes.

The Company is subject to other contingencies, including additional legal proceedings and claims arising out of its businesses that cover a wide range of matters, including, among others, environmental matters, contract and employment claims, product liability, warranty and modification, adjustment or replacement of component parts of units sold, which may include product recalls. The Company has used various substances in its products and manufacturing operations which have been or may be deemed to be hazardous or dangerous, and the extent of its potential liability, if any, under environmental, product liability and workers' compensation statutes, rules, regulations and case law is unclear. Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated.


Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, the Company believes that the aggregate amount of such liabilities, if any, in excess of amounts provided, will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

The preparation of financial statements in conformity with generally accepted accounting principles involves estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from such estimates and assumptions.

9.   Operating and Geographic Segment Information and Concentration  of  Credit
Risk

The Company operates in one industry segment, Residential and Commercial Building Products. No single customer accounts for 10% or more of consolidated net sales. Prior to 1995, more than 90% of net sales and identifiable assets were related to the Company's domestic operations. As a result of acquisitions in 1995, the following information by geographic area is presented for 1995:

                                            Net                  Identifiable
                                           Sales      Earnings      Assets
Geographic areas:                          -----      --------   ------------

    Domestic operations                  $733,264     $45,742      $341,555
    European operations                    13,298         769        71,180
    Other foreign operations               42,432       2,189        68,056
    Eliminations                          (12,784)        ---        (8,258)
                                          -------      ------       -------
                                          776,210      48,700       472,533
      Unallocated                             ---      (7,616)      152,946
      Interest expense                        ---     (24,918)          ---
      Interest income                         ---       6,134           ---
      Net gain on investment and
       marketable securities                  ---       2,000           ---
                                          -------     -------       -------
    Consolidated Totals                  $776,210    $ 24,300      $625,479
                                          =======     =======       =======

Unallocated assets consist primarily of cash, investments and marketable securities and U. S. Federal prepaid income taxes.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different geographical regions. At December 31, 1995, the Company had no significant concentrations of credit risk.


Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

10. Net Gain (Loss) on Marketable Securities

On January 1, 1994, the Company adopted the accounting requirements of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", and recorded as income the accumulated unrealized marketable security reserve recorded at December 31, 1993 of approximately $400,000 ($.03 per share) as the cumulative effect of an accounting change. Under the new accounting method, the Company records unrealized gains or losses on such investment securities as adjustments to stockholders' investment. Previously, such gains or losses were recorded in the Company's consolidated statement of operations. During the second quarter of 1995, the Company recorded a pre-tax loss of approximately $200,000 ($.02 per share, net of tax) on the sale of marketable securities.

At December 31, 1995 and 1994, the reduction in the Company's stockholders' investment under the new accounting method for gross unrealized losses was approximately $410,000 and $3,379,000, respectively. At December 31, 1995, there were no gross unrealized gains on the Company's marketable securities. Prior periods have not been restated.

The  Company's marketable securities at December 31, 1995 consist primarily  of
U. S. Government Treasury Notes due as follows:

                                                             Fair
                                     Principal              Market
Due                                    Amount      Cost     Value
                                       ------      ----     -----
                                          (Amounts in Thousands)

1-5 years                             $16,000    $16,295   $15,969
5-10 years                              4,537      4,672     4,588
                                       ------     ------    ------
                                      $20,537    $20,967   $20,557
                                       ======     ======    ======

During 1993, the Company recorded a pre-tax gain on investment and marketable securities of $1,000,000 ($.05 per share, net of tax) in the first quarter, a pre-tax gain of $450,000 ($.02 per share, net of tax) in the second quarter, a $900,000 pre-tax gain ($.05 per share, net of tax) in the third quarter and a pre-tax loss of $700,000 ($.04 per share, net of tax) in the fourth quarter.

11. Selling, General and Administrative Expense

In the second quarter of 1994, the Company recorded net pre-tax income of approximately $3,200,000 ($.14 per share, net of tax) resulting from the settlement of certain insurance claims and disputes.
Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

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

12. Accrued Expenses and Taxes, Net

Accrued expenses and taxes, net, consist of the following at December 31, 1995 and 1994:
                                                       December 31,
                                                     -------------
                                                   1995          1994
                                                   ----          ----
                                                (Amounts in Thousands)

Insurance                                      $ 22,496       $23,483
Payroll, management incentive and
 accrued employee benefits                       17,463        14,609
Interest                                          8,077         7,446
Accrued product warranty expense                  6,850         6,968
Businesses sold or discontinued                     ---         1,750
Other, net                                       46,084        43,753
                                                -------        ------
                                               $100,970       $98,009
                                                =======        ======

13. Summarized Quarterly Financial Data (Unaudited)

The following summarizes unaudited quarterly financial data for the years ended December 31, 1995 and December 31, 1994:

                                         For the Quarters Ended
                                         ----------------------
                                April 1     July 1     Sept. 30   Dec. 31
                                -------     ------      ------    -------
                                  (In Thousands Except Per Share Amounts)
1995
Net sales                      $184,809   $194,206    $193,567   $203,628
Gross profit                     49,369     49,505      49,676     52,731
Earnings before extraordinary
 gain or loss                     2,500      3,200       5,200      4,100

Net earnings                      2,500      3,200       5,200      4,100

Earnings per share before
 extraordinary gain or loss:
 Primary                            .20        .25          .41       .33
 Fully diluted                      .20        .25          .41       .33

Net earnings per share:
 Primary                            .20        .25          .41       .33
 Fully diluted                      .20        .25          .41       .33

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)


                                         For the Quarters Ended
                                         ----------------------
                                April 2     July 2      Oct. 1    Dec. 31
                                -------     ------      ------    -------
                                  (In Thousands Except Per Share Amounts)
1994
Net sales                      $169,020   $193,722    $197,012  $177,406
Gross profit                     49,718     57,678      58,075    51,361
Earnings before extraordinary
 gain or loss                       700      5,500       6,400     4,600

Net earnings                      1,500      5,400       6,300     4,600

Earnings per share before
 extraordinary gain or loss:
 Primary                            .06       .44          .50       .36
 Fully diluted                      .06       .43          .50       .36

Net earnings per share:
 Primary                            .12       .43          .49       .36
 Fully diluted                      .12       .42          .49       .36

See Notes 2, 5, 10 and 11 regarding certain other quarterly transactions included in the operating results in the above table.

Increased net sales in the fourth quarter of 1995 as compared to the fourth quarter of 1994 reflect the effect of businesses acquired in 1995. (See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2).




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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nortek, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As explained in Note 10 to the consolidated financial statements, effective January 1, 1994, the Company changed its method of accounting for marketable securities.

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




                                                       /s/ ARTHUR ANDERSEN LLP



Boston, Massachusetts,
February 20, 1996





SCHEDULE II




                        NORTEK, INC. AND SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS


                     BALANCE          CHARGED
                          AT         TO COSTS   CHARGED  DEDUCTIONS   BALANCE
                   BEGINNING  ACQUI-      AND  TO OTHER        FROM    AT END
CLASSIFICATION       OF YEAR SITIONS EXPENSES  ACCOUNTS    RESERVES   OF YEAR
--------------       ------- ------- --------  --------  ----------   -------
                                          (Amounts in Thousands)

For the year ended
December 31, 1993:

Allowances for doubtful
 accounts and sales
 allowances           $4,068  $  ---   $1,832$     (125)(b) $(1,577)(a)  $4,198
                       =====   =====    =====     ======      ======     =====

For the year ended
December 31, 1994:

Allowances for doubtful
 accounts and sales
 allowances           $4,198  $  ---   $  762$      147 (c) $(1,077)(a) $4,030
                       =====   =====    =====     ======      =====     =====

For the year ended
December 31, 1995:

Allowances for doubtful
 accounts and sales
 allowances           $4,030  $  719   $1,069$      389 (c) $(1,661)(a) $4,546
                       =====   =====    =====     =====      ======     =====

(a) Amounts written off, net of recoveries.
(b) Transfer of allowances for doubtful accounts of Dixieline to current assets of business held for sale.
(c) Other

                                 EXHIBIT INDEX
                                 -------------

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

          4.3 Amendment No. 2 dated as of September 27, 1995 to Amended and Restated Rights Agreement dated as of March 18, 1991 (Exhibit 1 to Form 8-K filed October 12, 1995, File No. 1-6112).

          4.4 Indenture dated as of February 14, 1994 between the Company and State Street Bank and Trust Company, as Trustee, relating to the 9 7/8% Senior Subordinated Notes due 2004 (Exhibit 4.5 to Form 10-K filed March 25, 1994, File No. 1-6112).

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

          **10.5    Deferred Compensation Agreement dated March 7, 1983 between
          Almon C. Hall and the Company (Exhibit 10.5 to Registration Statement No. 33-69778 filed February 9, 1994).

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