Form 10-K405/A
period 1995-12-31
NORTEK INC
filed 1996-04-25
CIK 72423

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                           -----------------
                            Form 10-K405/A
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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of April 11, 1996 was $125,768,418. See Item 12.

The  number of shares of Common Stock outstanding as of April 11,  1996
was   10,781,797.   The  number  of  shares  of  Special  Common  Stock
outstanding as of April 11, 1996 was 485,618.

                  DOCUMENTS INCORPORATED BY REFERENCE

None.



PART III

Item 10.  Directors and Executive Officers of the Registrant.

The Directors of the Company are:

Term Expiring at the                                                  Director
1996 Annual Meeting       Principal Occupation                Age      Since
- -------------------       --------------------                ---     --------

Dennis J. McGillicuddy    Chairman and a director of           54       1990
                          Coaxial Communications of Central
                          Ohio, Inc., Coaxial
                          Communications of Southern Ohio,
                          Inc. (cable television services)
                          and related entities

D. Stevens McVoy          Vice President and a director of     52       1993
                          Coaxial Communications of Central
                          Ohio, Inc., Coaxial
                          Communications of Southern Ohio,
                          Inc. (cable television services)
                          and related entities

Term Expiring at the
1997 Annual Meeting
- -------------------

Richard L. Bready         Chairman, President and Chief        51       1976
                          Executive Officer of the Company

Barry Silverstein         Principal owner and a director of    63       1992
                          Coaxial Communications of Central
                          Ohio, Inc., Coaxial Communications
                          of Southern Ohio, Inc. (cable
                          television services) and related
                          entities

Term Expiring at the
1998 Annual Meeting
- -------------------

Philip B. Brooks          Retired, Certified Public            82       1981
                          Accountant

Richard J. Harris         Vice President and Treasurer of      59       1984
                          the Company

J. Peter Lyons            President of The J. Peter Lyons      61       1991
                          Companies (consulting services for
                          employee insurance benefits)


      Mr. McGillicuddy has been Chairman or President and a director and Mr. McVoy has been Vice President and a director, for more than the past five years, of the Coaxial Communications Companies, which they founded along with Mr. Silverstein. Mr. Bready has been Chairman and Chief Executive Officer of the Company for more than five years. He is also a director of Lehigh Group, Inc. and Initial Acquisition Corp. Mr. Silverstein, for more than the past five years, has been the principal owner and a director of the Coaxial Communications Companies, which he founded along with Messrs. McGillicuddy and McVoy. Mr. Silverstein has also been Chief Executive Officer (June 1985 to May 1988 and February 1991 to May 1991), Chairman of the Executive Committee (May 1988 to February 1991) and Chairman of the Board (June 1986 to May 1988 and February 1991 to November 1995) of CCX, Inc. a manufacturer of building products. Messrs. McGillicuddy and McVoy are also directors of CCX, Inc. Mr. Brooks is a certified public accountant who retired from active practice in 1967. Mr. Harris has been employed by the Company in his present capacities for more than the past five years. Mr. Lyons, for more than the past five years, has been President of The J. Peter Lyons Companies which has designed benefit plans and provided insurance services to the Company.

      In addition to Messrs. Bready and Harris, the executive officers of the Company are:

Name                     Age                 Position
- ----                     ---                 --------

Almon C. Hall            49        Vice President, Controller and
                                   Chief Accounting Officer

Siegfried Molnar         55        Senior Vice President - Group Operations

Kenneth J. Ortman        60        Senior Vice President - Group Operations

Kevin W. Donnelly        41        Vice President, General Counsel and
                                   Secretary

      The executive officers have served in the same or substantially similar executive positions with the Company for at least the past five years.


Item 11.  Executive Compensation.
          ----------------------

      The following table sets forth, on an accrual basis, information concerning the compensation for services to the Company and its subsidiaries for 1993, 1994 and 1995 of those persons who were, at December 31, 1995, the Chief Executive Officer and the other four most highly compensated executive officers of the Company.

                          SUMMARY COMPENSATION TABLE

                                                       Long-
                                                       Term
                                                       Compen-
                                                       sation
                                                       Awards
                           Annual Compensation(1)      Securities All Other
Name and                                               Underlying Compen-
Principal Position        Year  Salary       Bonus     Options    sation(2)
- ------------------        ----  ------       -----     ---------- ---------

Richard L. Bready         1995  $771,696    $220,150       -0-       $4,623
 Chairman, President,     1994   751,404     259,525       -0-        3,300
 and Chief Executive      1993   731,649   2,450,000*  150,000        3,420
 Officer(3)

Almon C. Hall             1995   236,250     140,000       -0-        1,338
 Vice President,          1994   225,000     157,500       -0-        1,168
 Controller and Chief     1993   210,000     100,000    40,000        9,288
 Accounting Officer

Richard J. Harris         1995   210,000     125,000       -0-          877
 Vice President and       1994   200,000     140,000       -0-          766
 Treasurer                1993   175,000     100,000    40,000          793

Kenneth J. Ortman         1995   185,000      60,000       -0-          -0-
 Senior Vice President-   1994   175,000      70,000       -0-          -0-
 Group Operations         1993   150,000      75,000    15,000          -0-

Kevin W. Donnelly         1995   165,000      65,000       -0-          -0-
 Vice President, General  1994   150,000      60,000       -0-          -0-
 Counsel and Secretary    1993   140,000      50,000    25,000          -0-
______________________
* A cumulative bonus for 1991, 1992 and 1993

(1) The aggregate amount of any compensation in the form of perquisites and other personal benefits (club dues, personal use of Company property, etc.) paid in each of the years based on the Company's incremental cost, did not exceed the lesser of 10% of the executive officer's annual salary and bonus or $50,000.

(2) For certain executive officers, the Company provides additional amounts of life insurance over those provided to other salaried employees. The amounts shown for 1995 are the premiums paid for such coverage.

(3) Mr. Bready's employment agreement with the Company provides for his employment as President and Chief Executive Officer through December 31,
1998. As of November 1, 1990, his annual base salary was $650,000 with adjustments based upon increases in the cost of living. The agreement also provides for incentive compensation based upon the Company's annual consolidated pre-tax earnings as follows: 0.7% of the amount of such earnings up to $10,000,000, plus 1.05% of the amount of such earnings in excess of $10,000,000 and provides that discretionary bonuses may be awarded. In 1993 the Company awarded Mr. Bready a bonus covering the years 1991, 1992 and 1993 in the total amount of $2,450,000. The employment agreement may be terminated at the election of Mr. Bready and in such event he is to be retained by the Company for five years as a consultant at an annual rate of 60% of his then current annual salary, plus incentive compensation. The Company may terminate the agreement at any time but in such event Mr. Bready would receive severance pay in an amount equal to 60% of his then current annual salary, plus incentive compensation, payable for five years following termination. If there has been a Change in Control of the Company (as defined in the agreement) within two years before or one year after his termination, then Mr. Bready may elect to accelerate the receipt of his severance pay. If he becomes disabled or dies while employed, the Company will pay to Mr. Bready or his estate an amount equal to 60% of his then current annual salary, plus incentive compensation for five years, or, if he was performing consulting services at the time, an amount equal to 60% of the consulting fee plus incentive compensation for the remainder of the consulting period. Mr. Bready is entitled to receive bonuses and to participate in any of the Company's corporate incentive and other benefit plans except for the Company's 401(k) plan in which no executive officers are eligible to participate.

      The Company has established a severance plan for certain of its executive officers, including Messrs. Donnelly, Hall, Harris and Ortman. The plan provides that in consideration of each such employee's agreement not to voluntarily terminate his employment if there is an attempted Change in Control (as that term is defined in the plan) of the Company, if such an employee is terminated within the 24-month period following a Change in Control (including termination by reason of a material adverse change in the terms of employment as provided in the plan), such employee will be entitled to severance pay for a period of 24 months following such termination at a rate equal to his base salary plus bonus or incentive compensation (at the highest rate in the previous three years) and to continued medical, life insurance and other benefits for such 24-month period (or payment of an amount equal to the cost of providing such benefits). If a Change in Control were to have occurred as of March 1, 1996, and the named executive officers were terminated as of such date, the officers covered under this plan would have been entitled to receive, over the next succeeding 24-month period, an aggregate of approximately $2,395,000. Mr. Ortman is entitled to a minimum of 15 months severance pay if his employment is terminated without cause.


Stock Options

      The following table contains information with respect to the value realized (market value less exercise price) of options exercised in 1995 by those executive officers listed in the Summary Compensation Table and the value of their unexercised options at year-end. No options were granted to any executive officer in 1995.


        AGGREGATED OPTION EXERCISES IN 1995 AND YEAR-END OPTION VALUES


                                                             Value of
                                         Number of           Unexercised
                                         Unexercised         In-the-Money
                                         Options at          Options at
                  Shares                 Year-End            Year-End
                  Acquired    Value  -----------------   -----------------
                     on       Real-  Exer-     Unexer-   Exer-     Unexer-
Name              Exercise    ized   cisable   cisable   cisable   cisable
- ----              --------    ----   -------   -------   -------   -------

Richard L. Bready    -         -    187,500(1)     -     $615,625      -

Almon C. Hall        -         -     38,000      10,000   161,000   $30,000

Richard J. Harris   4,900   $45,938  40,100      10,000   179,638    30,000

Kenneth J. Ortman   2,000    16,000  29,150       3,750   192,613    11,250

Kevin W. Donnelly   1,500    12,375  20,250       6,250    69,563    18,750
_______________________
(1) 37,500 shares are Special Common Stock; all other option information relates to Common Stock.


Pension Plan

     The following table shows the estimated annual retirement benefits payable at age 65 as a straight-life annuity to eligible employees of the Company, including executive officers, under the Company's qualified pension plan for its headquarters employees (the "Pension Plan").


                              PENSION PLAN TABLE

 Annual Average
  Remuneration
 (last 5 years                          Years of Service
Prior to Retirement)           10       20        25    30 and over
- --------------------           --       --        --    -----------

$ 200,000..................  $31,315  $62,630   $78,288    $93,946
  225,000..................   35,440   70,880    88,601    106,321
  250,000..................   39,565   79,130    98,913    118,696
  300,000..................   47,815   95,630   119,538    143,446
  350,000..................   56,065  112,130   140,163    168,196
  400,000..................   64,315  128,630   160,788    192,946
1,000,000..................  163,315  326,630   408,288    489,946
1,500,000..................  245,815  491,630   614,538    737,446
2,000,000..................  328,315  656,630   820,788    984,946
__________________

  The annual benefits shown in the above table have not been reduced to reflect the limitations imposed by the Internal Revenue Code of 1986, as amended (the "Code"), which limit benefits payable from qualified plans to any individual. Annual earnings for the purpose of calculating benefits include all compensation reported on the employee's Form W-2. Benefits are not subject to deduction for Social Security or other offset amounts. All benefits are vested.

      As  of  December 31, 1995 the Company's Pension Plan was  frozen  and  no increases in benefits will occur as a result of increases in service or compensation. In part to compensate certain officers for the effect of the limitations under the Code and the freezing of the Pension Plan, the Company adopted, effective January 1, 1996, the Supplemental Executive Retirement Plan, a non-qualified plan. Under this plan, Messrs. Bready, Hall and Harris will be entitled to receive, at age 65, annual supplemental pension payments equal to fifty percent (50%) of their highest consecutive five-year average compensation, less the amounts to which they are entitled under the Pension Plan. Messrs. Ortman and Donnelly will be entitled to receive, at age 65 and subject to the completion of 10 years of service, annual supplemental pension payments equal to thirty percent (30%) of their highest consecutive five-year average compensation, less the amounts to which they are entitled under the Pension Plan. As of December 31, 1995, Messrs. Bready, Hall and Harris had 21, 19 and 23 years of service respectively for the purposes of the Pension Plan and Messrs. Ortman and Donnelly had 6 and 8 years of service respectively for purposes of both the Pension Plan and the Supplemental Executive Retirement Plan.

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



Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

      The following table sets forth the beneficial ownership of equity securities of the Company by the Company's directors, by its executive officers named in the Summary Compensation Table, by its directors and executive officers as a group, and by these known by the Company to own beneficially more than 5% of its Common Stock or Special Common Stock, all as of April 11, 1996 except for the number of shares held by Gabelli Funds, Inc. as to which the date is April 4, 1996.

                              Common Stock               Special Common Stock
                              Amount and                 Amount and
                              Nature of                  Nature of
                              Beneficial     Percent     Beneficial    Percent
        Name(1)               Ownership(2)   of Class    Ownership(2)  of Class
        -------               ------------   --------    ------------  --------
Richard L. Bready(3)(4)....    1,890,759       17.3        318,327        60.9
Philip B. Brooks...........       38,600        *            6,699         1.4
Kevin W. Donnelly..........       23,684        *               10         *
Almon C. Hall..............       46,956        *            2,078         *
Richard J. Harris(4).......      304,976        3.8         50,106        10.3
J. Peter Lyons.............         -                         -
Dennis J. McGillicuddy(3)..    1,503,959       13.9        234,564        48.3
D. Stevens McVoy(3)........    1,503,959       13.9        234,564        48.3
Kenneth J. Ortman..........       40,489        *             -
Barry Silverstein(3).......    1,503,959       13.9        234,564        48.3
All directors and execu-
 tive officers as a
 group(3)(4)(5)............    2,138,664       19.3        330,957        62.5
Bready Associates(3).......    1,503,959       13.9        234,564        48.3
Phoenix Associates III(3)..    1,503,959       13.9        234,564        48.3
Gabelli Funds, Inc.
 One Corporate Center
 Rye, NY 10580.............    2,048,800       19.0         17,965         3.7
______________

* Less than 1%

(1) The address of all such persons unless otherwise stated is c/o Nortek, Inc., 50 Kennedy Plaza, Providence, Rhode Island 02903-2360. The address of Mr. McVoy, Bready Associates and Phoenix Associates III is 3770 East Livingston Avenue, Columbus, Ohio 43227. The address of Messrs. McGillicuddy and Silverstein is 5111 Ocean Boulevard, Sarasota, Florida 34242. Certain of the shares shown in the table are shares as to which the persons named in the table have the right to acquire beneficial ownership, as specified in Rule 13d-3(d)(1) promulgated under the Securities Exchange Act of 1934 as amended. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially held by them, subject to community property laws where applicable.

(2) Includes shares subject to currently exercisable options in the case of Messrs. Bready (150,000 shares of Common Stock and 37,500 shares of Special Common Stock), Brooks (36,000 shares of Common Stock and 6,000 shares of Special Common Stock), Hall (30,000 shares of Common Stock), Harris (40,100 shares of Common Stock), Ortman (29,150 shares of Common Stock) and Donnelly (20,250 shares of Common Stock). Does not include future rights to acquire shares upon the exercise of options in the case of Messrs. Hall (10,000 shares of Common Stock), Harris (10,000 shares of Common Stock), Ortman (3,750 shares of Common Stock) and Donnelly (6,250 shares of Common Stock). Includes 200 shares of Common Stock and 33 shares of Special Common Stock beneficially owned by Mr. McGillicuddy's wife, as to which Mr. McGillicuddy disclaims beneficial ownership, and 2,869 shares of Common Stock jointly owned by Mr. McVoy and his wife.

(3) Mr. Bready holds a 15% junior interest (1% senior interest), Mr. McGillicuddy a 19% junior interest (22% senior interest), Mr. McVoy a 9% junior interest (10% senior interest) and Mr. Silverstein a 57% junior interest (67% senior interest) in Bready Associates, a partnership which directly held 1,059,291 shares of Common Stock at April 11, 1996. Under the terms of the partnership agreement of Bready Associates, the partnership also exercises sole voting and dispositive power over shares of Common and
Special   Common  held  by  the  partners  and  their  affiliates.   Phoenix
Associates  III  is  a  partnership  whose  general  partners  are   Messrs.
McGillicuddy (a 22.5% interest), McVoy (a 10% interest) and Silverstein a 67.5% interest). As of April 11, 1996 Phoenix Associates III directly held 183,700 shares of Common Stock. Accordingly, all shares held by the partnerships, the partners and their affiliates are included in the table as being beneficially owned by Messrs. Bready, McGillicuddy, McVoy and Silverstein and by the partnerships and are also included under shares held by directors and executive officers as a group.

(4) Various defined benefit pension plans of the Company and certain of its subsidiaries held approximately 2.2% of the outstanding Common Stock of the Company and 9.5% of the outstanding Special Common Stock at April 11, 1996. Under the provisions of the trust agreement governing the plans, the Company may instruct the trustee regarding the acquisition and disposition of plan assets and the voting of securities held by the trust. Accordingly, although the directors and officers disclaim beneficial ownership of such shares, the shares are included in the table as being beneficially owned by Messrs. Bready and Harris and are also included under shares held by directors and executive officers as a group.

(5) Includes 305,500 shares of Common Stock and 43,500 shares of Special Common Stock that directors and executive officers as a group have a right to
acquire  upon  the  exercise  of currently exercisable  options.   Does  not
include  future rights of executive officers to acquire shares upon exercise of  options totalling 30,000 shares of Common Stock.  Includes 200 shares of
Common   Stock  and  33  shares  of  Special  Common  Stock  owned  by   Mr.
McGillicuddy's wife as to which Mr. McGillicuddy disclaims beneficial ownership, and 2,869 shares of Common Stock jointly owned by Mr. McVoy and his wife. Except as set forth in the above table, the Company knows of no persons who at April 11, 1996, beneficially owned more than 5% of the shares of Common Stock or Special Common Stock of the Company outstanding on that date.



Item 13.  Certain Relationships and Related Transactions.
          --------------------------------------------

      Investment in Ecological Engineering Associates Limited Partnership. Ecological Engineering Associates Limited Partnership (EEA) is engaged in the design and operation of wastewater-treatment systems. Messrs. McGillicuddy, Silverstein and McVoy, directors of the Company, are directors and sole stockholders of Environmental Engineering Inc. (EEI) which is the general partner of EEA. The Company has made an investment in EEA of $1,360,000 through March 1996 in the form of a note with interest accruing at 2% over prime and compounded annually and is currently investing at the rate of $15,000 per month contingent on EEI matching such investment and subject to termination at the discretion of management. The note, secured by a first lien on the partnership assets, matures on January 8, 1998. The Company also receives, in connection with its investment, warrants to acquire limited partnership units proportionate to all debt and equity investments made by other investors in EEA.


                                   SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

                                   NORTEK, INC.



Dated: April 25, 1996              By:  /s/Richard L. Bready
                                        -------------------------
                                        Richard L. Bready
                                        Chairman