Form 10-Q
period 1996-03-30
NORTEK INC
filed 1996-05-10
CIK 72423

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.   20549


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934


        For the quarterly period ended              March 30, 1996
                              ---------------------------------------------

                                    OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934


For the transition period from                     to
                              --------------------    ---------------------

Commission File No.                     1-6112
                   --------------------------------------------------------


                                             NORTEK, INC.
- ---------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

       Delaware                                             05-0314991
- ---------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

               50 Kennedy Plaza, Providence, RI   02903-2360
- ---------------------------------------------------------------------------
                  (Address of principal executive offices)
                                (Zip Code)

                              (401) 751-1600
- ---------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

                                   N/A
- ---------------------------------------------------------------------------
            (Former name, former address and former fiscal year
                        if changed since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X    No
   ----------   -----------

The number of shares of Common Stock outstanding as of April 26, 1996 was 9,506,557. The number of shares of Special Common Stock outstanding as of April 26, 1996 was 484,849.




                       NORTEK, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET
                       (Dollar Amounts in Thousands)

                                             March 30,       Dec. 31,
                                                1996           1995
                                                ----           ----
                                            (Unaudited)
                 ASSETS
Current Assets:
 Unrestricted--
  Cash and investments at cost which
   approximates market                       $ 50,354       $ 60,079
  Marketable securities available for
   sale                                        30,335         43,234
 Restricted--
  Cash, investments and marketable
   securities at cost which
   approximates market                          9,295          9,411
 Accounts receivable, less allowances
  of $4,610 and $4,546                        134,079        118,017
 Inventories:
  Raw materials                                44,106         42,601
  Work in process                              14,210         14,319
  Finished goods                               58,758         53,132
                                              -------        -------
                                              117,074        110,052
                                              -------        -------
 Prepaid expenses and other current
  assets                                       15,956         16,927
 U. S. Federal prepaid income taxes            19,100         19,100
                                              -------        -------
   Total Current Assets                       376,193        376,820
                                              -------        -------

Property and Equipment, at cost:
 Land                                           6,600          6,508
 Buildings and improvements                    68,338         69,125
 Machinery and equipment                      161,133        157,884
                                              -------        -------
                                              236,071        233,517
  Less--Accumulated depreciation               99,559         97,255
                                              -------        -------
      Total Property and Equipment,
       net                                    136,512        136,262
                                              -------        -------
Other Assets:
 Goodwill, less accumulated amortiza-
  tion of $24,717 and $23,978                  91,256         91,347
 Deferred debt expense                          7,342          7,574
 Other                                         12,780         13,476
                                              -------        -------
                                              111,378        112,397
                                              -------        -------
                                             $624,083       $625,479
                                              =======        =======


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements




                       NORTEK, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET
                                (Continued)
                       (Dollar Amounts in Thousands)

                                             March 30,       Dec. 31,
                                                1996           1995
LIABILITIES AND STOCKHOLDERS' INVESTMENT        ----           ----
- ----------------------------------------    (Unaudited)

Current Liabilities:
 Notes payable and other short-
  term obligations                           $ 34,837       $ 30,226
 Current maturities of long-term debt          11,024         11,824
 Accounts payable                              84,056         73,047
 Accrued expenses and taxes, net               91,291        100,970
                                              -------        -------
       Total Current Liabilities              221,208        216,067
                                              -------        -------

Other Liabilities:
 Deferred income taxes                         23,304         27,780
 Other                                         10,478          9,945
                                              -------        -------
                                               33,782         37,725
                                              -------        -------
Notes, Mortgage Notes and
 Obligations Payable                          243,769        240,396
                                              -------        -------

Stockholders' Investment:
 Preference stock, $1 par value;
  authorized 7,000,000 shares,
  none issued                                     ---            ---
 Common Stock, $1 par value; authorized
  40,000,000 shares, 15,897,466 shares
  and 15,883,427 shares issued                 15,897         15,883
 Special Common Stock, $1 par value;
  authorized 5,000,000 shares, 763,327
  shares and 774,366 shares issued                763            774
Additional paid-in capital                    134,694        134,690
Retained earnings                              18,166         15,766
Cumulative translation, pension and
 other adjustments                             (3,070)        (2,742)
 Less - treasury common stock at cost,
        5,023,526 shares and 4,306,706
        shares                                (39,396)       (31,351)
      - treasury special common stock
        at cost, 276,795 shares and
        276,784 shares                         (1,730)        (1,729)
                                              -------        -------
       Total Stockholders' Investment         125,324        131,291
                                              -------        -------
                                             $624,083       $625,479
                                              =======        =======


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.



                  NORTEK, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
             (In Thousands Except Per Share Amounts)

                                               For The
                                          Three Months Ended
                                          ------------------
                                        March 30,     April 1,
                                           1996         1995
                                           ----         ----
                                             (Unaudited)


Net Sales                              $220,985      $184,809
                                        -------       -------

Costs and Expenses:
 Cost of products sold                  165,587       135,440
 Selling, general and
   administrative expense                45,410        40,336
                                        -------       -------
                                        210,997       175,776
                                        -------       -------
Operating earnings                        9,988         9,033
Interest expense                         (7,809)       (5,910)
Interest income                           1,921         1,577
                                        -------       -------
Earnings before provision for
 income taxes                             4,100         4,700
Provision for income taxes                1,700         2,200
                                        -------       -------
Net Earnings                           $  2,400      $  2,500
                                        =======       =======
Net Earnings Per Share:
 Primary                               $    .20      $    .20
                                        =======       =======
 Fully diluted                         $    .20      $    .20
                                        =======       =======
Weighted Average Number of Shares:
 Primary                                 11,841        12,720
                                        =======       =======
 Fully diluted                           11,867        12,720
                                        =======       =======


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.



                  NORTEK, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Amounts in Thousands)

                                               For the
                                          Three Months Ended
                                          ------------------
                                         March 30,     April 1,
                                            1996        1995
                                            ----        ----
                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                              $  2,400    $  2,500
                                           -------     -------

Adjustments to reconcile net earnings
 to cash:
Depreciation and amortization                5,921       4,873
Deferred federal income tax provision
 (credit) from continuing operations           600        (300)
Changes in certain assets and liabilities,
 net of effects from acquisitions
 and dispositions:
  Accounts receivable, net                 (15,529)    (13,570)
  Prepaids and other current assets            308       1,008
  Inventories                               (6,127)     (4,537)
  Accounts payable                          11,026       3,010
  Accrued expenses and taxes               (14,086)    (11,207)
  Long-term assets, liabilities and
   other, net                                 (436)        632
                                           -------     -------
   Total adjustments to net earnings       (18,323)    (20,091)
                                           -------     -------
   Net Cash Used in Operating
     Activities                            (15,923)    (17,591)
                                           -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                        (2,877)     (4,389)
Purchase of investments and marketable
 securities                                (10,173)    (10,085)
Proceeds from sale of investments and
 marketable securities                      22,677      26,598
Cash paid relating to a business
 sold                                          ---      (1,745)
Other, net                                    (303)        ---
                                           -------     -------
 Net Cash Provided by Investing
  Activities                                 9,324      10,379
                                           -------     -------



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.




                  NORTEK, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Amounts in Thousands)
                           (Continued)


                                               For the
                                          Three Months Ended
                                          ------------------
                                         March 30,     April 1,
                                            1996        1995
                                            ----        ----
                                              (Unaudited)
                                           -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings                      11,632         ---
Payment of borrowings                       (6,530)       (108)
Purchase of Nortek Common and Special
 Common Stock                               (8,235)        ---
Other, net                                       7         ---
                                           --------     -------
 Net Cash Used in Financing Activities      (3,126)       (108)
                                           --------     -------
Net decrease in unrestricted
 cash and investments                       (9,725)     (7,320)

Unrestricted cash and investments at
 the beginning of the period                60,079      62,575
                                           -------      ------
Unrestricted cash and investments at the
 end of the period                        $ 50,354     $55,255
                                           =======      ======
Interest paid                             $ 13,316     $11,162
                                           =======      ======
Income taxes paid, net                    $  3,211     $ 1,312
                                           =======      ======


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.




Nortek, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Investment
For the Three Months Ended March 30, 1996 and April 1, 1995
(Dollar Amounts in Thousands)
                                                            Cumulative
                                                            Translation,
                                         Addi-      Retained   Pension
                               Special  tional      Earnings and Other
                        Common Common  Paid-in   (Accumulat-   Adjust-Treasury
                         Stock  Stock  Capital   ed Deficit)     ments   Stock
                        -----   -----  -------  -----------     -----    -----
                                            (Unaudited)
Balance, December 31,
 1994                  $15,814  $802  $134,627   $    766   $(6,168) $(28,051)
 5,718 shares of
  special common stock
  converted into
  5,718 shares of
  common stock               6    (6)     ---        ---       ---       ---
 Translation
  adjustment               ---   ---      ---        ---        503      ---
 Unrealized appreciation
  of marketable securities ---   ---      ---        ---      1,053      ---
Net earnings               ---   ---      ---       2,500       ---      ---
                        ------   ---   -------     ------     ------   -------
Balance, April 1, 1995 $15,820  $796  $134,627    $ 3,266   $(4,612) $(28,051)
                        ======   ===   =======     ======     ======   =======
Balance, December 31,
 1995                  $15,883  $774  $134,690    $15,766   $(2,742) $(33,080)
11,039 shares of
 special common stock
 converted into
 11,039 shares of
 common stock               11   (11)      ---       ---       ---       ---
3,000 shares of
 common stock issued
 upon exercise of
 stock options               3   ---         4      ---        ---       ---
716,831 shares of
 treasury stock
 acquired                  ---   ---       ---      ---        ---     (8,046)
Translation
 adjustment                ---   ---       ---      ---          75      ---
Unrealized decline in
 the value of
 marketable securities     ---   ---       ---      ---        (403)     ---
Net earnings               ---   ---       ---      2,400      ---       ---
                        ------   ---   -------     ------     ------    ------
Balance, March 30,
 1996                  $15,897  $763  $134,694    $18,166  $ (3,070) $(41,126)
                        ====== ======  =======    =======    ======  ========


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.




                       NORTEK, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 30, 1996 AND APRIL 1, 1995



(A) The unaudited condensed consolidated financial statements presented ("Unaudited Financial Statements") have been prepared by Nortek, Inc. and include all of its wholly-owned subsidiaries (the "Company") after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, although, the Company believes that the disclosures included are adequate to make the information presented not misleading. Certain amounts in the Unaudited Financial Statements for the prior periods have been reclassified to conform to the presentation at March 30, 1996. It is
     suggested   that   these  Unaudited  Financial  Statements   be   read   in
     conjunction with the financial statements and the notes included in the Company's latest Annual Report on Form 10-K.

(B) Acquisitions are accounted for as purchases and, accordingly, have been included in the Company's consolidated results of operations since the acquisition date. Purchase price allocations are subject to refinement until all pertinent information regarding the acquisitions is obtained.

     In the fourth quarter of 1995, several of the Company's wholly owned subsidiaries completed the acquisition of the assets, subject to certain liabilities, of Rangaire Company of Cleburne, Texas ("Rangaire"), all the capital stock of Best S.p.A. of Fabriano, Italy and related entities ("Best") and all the capital stock of Venmar Ventilation inc. of Drummondville, Quebec, Canada ("Venmar") and accounted for these acquisitions under the purchase method of accounting.

     The following table presents the approximate unaudited pro forma operating results of the Company for the first quarter of 1995 and the year ended December 31, 1995, as adjusted for the pro forma effect of the acquisitions discussed above, assuming that these transactions occurred at January 1, 1995:

                                        First Quarter     Year Ended
                                            Ended
                                           April 1,        Dec. 31,
                                             1995            1995
                                         -------------    ----------
                                        (Amounts in Thousands except
                                             per share amounts)

     Net sales                             $216,544       $886,210
     Operating earnings                      10,399         47,355
     Net earnings                             2,200         15,100
     Fully diluted net earnings per share  $    .17       $   1.20




                       NORTEK, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 30, 1996 AND APRIL 1, 1995
                                (Continued)


     In  computing  the  pro forma results, net earnings have  been  reduced  by net interest income on the aggregate cash portion of the purchase price of such acquisitions at the historical rates earned by the Company and by interest expense on indebtedness incurred in connection with the acquisitions, net of the tax effect. Earnings have also been reduced by amortization of goodwill and reflect net adjustments to depreciation expense, as a result of an increase to estimated fair market value of property and equipment.

     The pro forma information presented does not purport to be indicative of the results which would have been reported if these transactions had occurred on January 1, 1995, or which may be reported in the future.

(C) On January 1, 1996, the Company adopted the accounting requirements of Statement of Financial Accounting Standards ("SFAS") No. 121,
     "Accounting  for  Impairment  of  Long-Lived  Assets  and  for   Long-Lived
     Assets  to  be  Disposed  Of."   SFAS  No.  121  requires  that  long-lived
     assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement also requires that certain long-lived assets and identifiable intangibles that are to be disposed, be reported at the lower of the carrying amount or fair value less cost to sell. The application of SFAS No. 121 did not have a significant impact on the Company's results of operations or financial condition.

(D) In December 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Stock-Based Compensation," which became effective for fiscal years beginning after December 15, 1995. SFAS No. 123 requires that employee stock-based compensation be either recorded or disclosed at its fair value. Management will continue to account for stock-based compensation under Accounting Principles Board No. 25 and will not adopt the new accounting provisions for stock-based compensation under SFAS No. 123, but will include the additional required disclosures, as necessary, in the Company's consolidated financial statements for the year ended December 31, 1996.

(E)  At   March  30,  1996  and  December  31,  1995,  the  reduction   in   the
     Company's stockholders' investment for gross unrealized losses was approximately $813,000 and $410,000, respectively. At March 30, 1996,
     there   were   no  gross  unrealized  gains  on  the  Company's  marketable securities.




                       NORTEK, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 30, 1996 AND APRIL 1, 1995
                                (Continued)


(F) The tax effect of temporary differences which gave rise to significant portions of deferred income tax assets and liabilities as of March 30, 1996 and December 31, 1995 is as follows:

                                              March 30,      Dec. 31,
                                                 1996         1995
                                                 ----         ----
                                               (Amounts in Thousands)
     U. S. Federal Prepaid (Deferred)
     Income Tax Assets Arising From:
       Accounts receivable                     $ 1,418     $ 1,425
       Inventory                                  (614)       (577)
       Insurance reserves                        6,122       6,036
       Other reserves, liabilities
          and assets, net                       12,174      12,216
                                                ------      ------
                                               $19,100     $19,100
                                                ======      ======
     Deferred (Prepaid) Income Tax
     Liabilities Arising From:
       Property and equipment, net             $15,382     $15,233
       Prepaid pension assets                    1,293       1,323
       Insurance reserves                         (273)       (273)
       Other reserves, liabilities and
          assets, net                            3,786       8,797
       Capital loss carryforward                (7,260)     (7,260)
       Other, net                                  250      (1,658)
       Valuation allowances                     10,126      11,618
                                                ------      ------
                                               $23,304     $27,780
                                                ======      ======

     At March 30, 1996, the Company has a capital loss carryforward of approximately $20,700,000, of which approximately $17,700,000 expires in the year 1997. The Company has provided a valuation allowance equal to the tax effect of capital loss carryforwards and certain other  tax  assets,  since  realization  of  these  tax  assets  cannot  be
     reasonably  assured.   At  March 30, 1996, the  Company  has  approximately
     $244,000 of net U. S. Federal prepaid income tax assets which are expected to be realized through future operating earnings.




                       NORTEK, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 30, 1996 AND APRIL 1, 1995
                                (Continued)



     The  table  below  reconciles  the federal statutory  income  tax  rate  to
     the   effective  tax  rate  from  continuing  operations  of  approximately
     41.5% and 46.8% in 1996 and 1995, respectively.


                                                Three Months Ended
                                                ------------------
                                             March 30,      April 1,
                                                1996          1995
                                                ----          ----
                                              (Amounts in Thousands)
     Income tax provision from continuing
       operations at the Federal statutory
       rate                                    $1,435       $1,645
     Net Change from Statutory Rate:
     Change in valuation reserve, net            (171)          64
     State taxes, net of federal tax effect       162          195
     Amortization not deductible for tax
       purposes                                   246          184
     Other nondeductible items                     68           (2)
     Tax effect on foreign income                 (40)          81
     Other, net                                   ---           33
                                                -----        -----
                                               $1,700       $2,200
                                                =====        =====

(G) On April 26, 1996, the Company purchased 1,189,809 shares of its common stock, or approximately 10.6% of its outstanding shares, from three of its directors, who also resigned from the Company's Board of Directors, for approximately $20,200,000. The Company will account for such share purchases as Treasury Stock in the second quarter of 1996. As of April 26, 1996, the Company has purchased 2,276,009 shares of its  Common  Stock  for  approximately $32,747,000 in  cash  in  negotiated and open market transactions since the Company authorized a stock purchase program on November 16, 1995. Had these shares been purchased as of January 1, 1995, unaudited pro forma net earnings and fully diluted net earnings per share would have been:
                                                                    Year
                                         First Quarter Ended       Ended
                                         March 30,    April 1,    Dec. 31,
                                            1996        1995        1995
                                         --------     -------    --------
                                            (Amounts in Thousands except
                                                 per share amounts)

       Net Earnings                        $2,200     $2,200     $13,900
       Fully diluted net earnings
          per share                        $  .22     $  .21     $  1.36

(H)  At   April  26,  1996,  approximately  $524,902  was  available   for   the
     payment of cash dividends or stock payments under the terms of the Company's Indenture governing the 9 7/8% Notes.





                       NORTEK, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 30, 1996 AND APRIL 1, 1995
                                (Continued)

(I)  Net  earnings  per  share  amounts have been computed  using  the  weighted
     average   number  of  common  and  common  equivalent  shares   outstanding
     during each year.

(J) On April 1, 1996, the Company extended and amended its shareholder rights plan to March 31, 2006. Under the amended plan, each right previously issued under the plan in effect to date, or subsequently issued under the amended and restated plan, entitles shareholders to buy 1/100 of a share of a new series of preferred stock of Nortek at an exercise price of $72 per share, subject to adjustments for stock dividends, splits and similar events.

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

(K)  The   accompanying  unaudited  condensed  consolidated  statement  of  cash flows for the three months ended April 1, 1995 includes approximately $1,745,000 of cash paid relating to a business sold.

     Significant unaudited non-cash financing and investing activities excluded from the accompanying unaudited condensed consolidated statement of cash flows include a decrease of approximately $403,000
     in   the   first  quarter  ended  March  30,  1996  and  an   increase   of
     approximately $1,053,000 in the first quarter of 1995 in the fair market value of marketable securities available for sale.

     Depreciation and amortization included in the Company's unaudited condensed consolidated statement of cash flows for the three months ended March 30, 1996 and April 1, 1995, includes approximately $325,000 and approximately $250,000 of amortization of deferred debt expense and debt discount, respectively, which is recorded as interest expense in the accompanying unaudited condensed consolidated statement of operations.




                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE FIRST QUARTER ENDED MARCH 30, 1996
                 AND THE FIRST QUARTER ENDED APRIL 1, 1995



The Company is a diversified manufacturer of residential and commercial building products, operating within three principal product groups: the
Residential   Building  Products  Group;  the  Air  Conditioning   and   Heating
Products Group; and the Plumbing Products Group. Through these product groups, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the residential and commercial construction, manufactured housing, and the do-it-yourself and professional remodeling and renovation markets. During the fourth quarter of 1995, the Company acquired three businesses, which are included in the Residential Building Products Group, and accounted for these acquisitions under the purchase method of accounting. Accordingly, the results of such acquisitions are included in the Company's consolidated results since the date of acquisition. (See Liquidity and Capital Resources and Note B of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)


Results of Operations
- ---------------------

The  tables  below  and on the next page set forth, for the  periods  presented,
(a)  certain  consolidated  operating results, (b)  the  change  in  the  amount
and   the   percentage  change  of  such  results  as  compared  to  the   prior
comparable period, (c) the percentage which such results bears to net sales and (d) the change of such percentages as compared to the prior comparable period. The results of operations for the first quarter ended March 30, 1996 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

                                                        Change in
                             First Quarter Ended    First Quarter 1996
                             -------------------
                              March 30,  April 1,  as Compared to 1995
                                                    ------------------
                                 1996      1995        $         %
                                 ----      ----      -----     ------
                                    (Dollar amounts in millions)


Net sales                      $221.0     $184.8      36.2      19.6
Cost of products sold           165.6      135.5     (30.1)    (22.2)
Selling, general and
  administrative expense         45.4       40.3      (5.1)    (12.7)
Operating earnings               10.0        9.0       1.0      11.1
Interest expense                 (7.8)      (5.9)     (1.9)    (32.2)
Interest income                   1.9        1.6        .3      18.8
Earnings before provision
  for income taxes                4.1        4.7       (.6)    (12.8)
Provision for income taxes        1.7        2.2        .5      22.7
                                -----      -----      ----      ----
Net earnings                   $  2.4     $  2.5       (.1)     (4.0)
                                =====      =====      ====      ====




                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE FIRST QUARTER ENDED MARCH 30, 1996
                 AND THE FIRST QUARTER ENDED APRIL 1, 1995
                                (Continued)


                                                      Change in
                          Percentage of Net Sales     Percentage
                            First Quarter Ended     for the First
                            -------------------
                            March 30,  April 1,      Quarter 1996
                               1996      1995    as compared to 1995
                               ----      ----    -------------------

Net sales                     100.0%    100.0%           ---
Cost of products sold          74.9      73.3           (1.6)
Selling, general and
 administrative expense        20.5      21.8            1.3
Operating earnings              4.6       4.9            (.3)
Interest expense               (3.5)     (3.2)           (.3)
Interest income                  .8        .9            (.1)
Earnings before provision
 for income taxes               1.9       2.6            (.7)
Provision for income taxes       .8       1.2             .4
                               ----      ----           ----
Net earnings                    1.1       1.4            (.3)
                               ====      ====           ====

The following table presents the net sales for the Company's principal product groups for the first quarter ended March 30, 1996 as compared to the first quarter ended April 1, 1995 and the amount and the percentage change of such results as compared to the prior comparable period. The results of operations for the first quarter are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.


                             First Quarter Ended
                             -------------------
                            March 30,    April 1,        Increase
                               1996        1995        $         %
                               ----        ----      -----    -----
                                          (000's omitted)
Net Sales:
 Residential Building
  Products                 $100,760    $ 67,690    $33,070      48.9%
 Air Conditioning and
  Heating Products           86,237      83,462      2,775       3.3
 Plumbing Products           33,988      33,657        331       1.0
                            -------     -------     ------      ----
 Total                     $220,985    $184,809    $36,176      19.6%
                            =======     =======     ======      ====




                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE FIRST QUARTER ENDED MARCH 30, 1996
                 AND THE FIRST QUARTER ENDED APRIL 1, 1995
                                (Continued)

Operating Results
- -----------------

Net sales increased approximately $36,200,000, or approximately 19.6%, in the first quarter of 1996 as compared to the first quarter of 1995, principally as a result of acquisitions in the fourth quarter of 1995, which contributed approximately $34,400,000 to net sales in the Residential
Building Products Group in the first quarter of 1996 and increased sales levels of commercial and industrial air conditioning and heating ("HVAC") products by the Air Conditioning and Heating Products Group. These increases were partially offset by lower sales volume of residential HVAC products.

Cost   of   products  sold  as  a  percentage  of  net  sales   increased   from
approximately 73.3% in the first quarter of 1995 to approximately 74.9% in the first quarter of 1996. This increase is due partially to the fourth quarter 1995 acquisitions. These acquisitions are included in the results for the first quarter of 1996 and have a higher level of cost of sales to net sales than the overall group of businesses owned prior to the acquisitions. Excluding these acquisitions, the cost of products sold as a percentage of net sales for the first quarter of 1996 would have been 74.3%. Overall, changes in cost of products sold as a percentage of net sales for one period as compared to another period may reflect the effect of a number of factors, including changes in the relative mix of products sold, the effect of changes in sales prices and the unit cost of products sold and changes in productivity levels. In the first quarter of 1996, the Company experienced lower prices of certain raw materials as compared to prices in effect over the second half of 1995 in most of its product lines. Material cost of sales as a percentage of net sales was approximately 48.1% in the first quarter of 1996 as compared to approximately 47.6% in the first quarter of 1995, approximately 48.9% in the fourth quarter of 1995 and approximately 48.6% for the year 1995. The increase in the percentage in 1996 as compared to the first quarter of 1995 was also affected by increased direct labor and overhead costs in the Plumbing Products Group, partially offset by decreased overhead costs in the Residential Building Products and Air Conditioning and Heating Products Groups.

Selling, general and administrative expense as a percentage of net sales decreased from approximately 21.8% in the first quarter of 1995 to approximately 20.5% in the first quarter of 1996. The decrease is due partially to the fourth quarter 1995 acquisitions which have a lower level of selling, general and administrative expense to net sales than the overall group of businesses owned prior to the acquisitions. Excluding these acquisitions, selling, general and administrative expenses as a percentage  of  net  sales  for  the  first quarter  of  1996  would  have  been
21.3%. The decrease in the percentage is also due to a reduction in expense levels in the Residential Building Products Group and lower unallocated expense, partially offset by increased expense levels in the Plumbing Products Group.





                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE FIRST QUARTER ENDED MARCH 30, 1996
                 AND THE FIRST QUARTER ENDED APRIL 1, 1995
                                (Continued)



Segment  earnings  were  approximately $12,400,000  for  the  first  quarter  of
1996  as  compared  to  approximately  $11,500,000  for  the  first  quarter  of
1995. Fourth quarter 1995 acquisitions contributed approximately $1,750,000 to segment earnings in the first quarter of 1996. Segment earnings have been reduced by depreciation and amortization expense of approximately $5,500,000 for 1996 and approximately $4,500,000 for 1995.
Acquisitions contributed approximately $1,100,000 of the increase in depreciation and amortization expense in 1996. Operating earnings from the 1995 acquisitions have been modest, principally Venmar Ventilation, inc. in Canada, which has been partly affected by the softness in the Canadian economy and partly due to the seasonal nature of Venmar's business cycle, which historically generates substantially all of its annual earnings during the second half of the year. The overall change in segment earnings was also affected by lower earnings in the Plumbing Products Group and lower earnings of products sold in Canada by the Residential Building Products Group, partially offset by increased earnings in the Air
Conditioning and Heating Products Group as a result of the factors discussed above.

Foreign segment earnings, consisting primarily of the results of operations of the Company's Canadian and European subsidiaries, which manufacture built-in ventilating products, increased to approximately 12.6% of segment earnings in the first quarter of 1996 from approximately 8.3% of such earnings in the first quarter of 1995. This increase was primarily attributable to earnings of the Company's European subsidiaries, which were acquired in the fourth quarter of 1995, offset by a decline in earnings in
Canada due to the continued weakness in the residential construction markets. Sales and earnings derived from the international market are subject to the risks of currency fluctuations.

Operating earnings in the first quarter of 1996 increased approximately $1,000,000, or approximately 11.1%, as compared to the first quarter of 1995, primarily as a result of the factors discussed above.

Interest expense in the first quarter of 1996 increased approximately $1,900,000, or approximately 32.2%, as compared to the first quarter of 1995, primarily as a result of higher borrowings resulting from the 1995 acquisitions including higher short-term working capital borrowings by the Company's European subsidiary.

Interest income in the first quarter of 1996 increased approximately $300,000, or approximately 18.8%, as compared to the first quarter of 1995, principally due to higher average invested balances of short-term investments and marketable securities.




                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE FIRST QUARTER ENDED MARCH 30, 1996
                 AND THE FIRST QUARTER ENDED APRIL 1, 1995
                                (Continued)


The  provision  for  income  taxes was approximately $1,700,000  for  the  first quarter  of  1996,  as  compared  to  approximately  $2,200,000  for  the  first quarter of 1995. The income tax rates principally differed from the United States Federal statutory rate of 35%, as a result of state income tax provisions, nondeductible amortization expense (for tax purposes) and the effect of foreign income tax on foreign source income in both periods. (See Note F of the Notes to the Unaudited Financial Statements included elsewhere herein.)


Liquidity and Capital Resources
- -------------------------------

The Company's primary sources of liquidity in 1996 and 1995 have been funds provided by subsidiary operations and unrestricted short-term investments and marketable securities. Unrestricted cash, investments and marketable securities were approximately $80,689,000 at March 30, 1996 as compared to $103,313,000 at December 31, 1995.

The Company's investment in marketable securities at March 30, 1996 consisted primarily of investments in United States Treasury securities. At March 30, 1996, approximately $9,295,000 of the Company's cash and investments were pledged as collateral for insurance and other requirements and were classified as restricted in current assets in the Company's accompanying unaudited condensed consolidated balance sheet.

On November 16, 1995, the Company's Board of Directors authorized a program to purchase shares of the Company's Common Stock, subject to market conditions and cash availability. On April 26, 1996, the Company announced the purchase of 1,189,809 shares of its common stock, or approximately 10.6% of its outstanding shares, from three of its directors, who also resigned from the Company's Board of Directors, for approximately $20,200,000. The Company has purchased 2,276,009 shares of its Common Stock for approximately $32,747,000 through April 26, 1996 since November 16, 1995, including a portion that will be recorded as treasury stock in the second quarter of l996. (See below and Note G of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

At April 26, 1996, approximately $524,902 was available for the payment of cash dividends or stock payments under the terms of the Company's indenture governing the 9 7/8% Notes.




                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE FIRST QUARTER ENDED MARCH 30, 1996
                 AND THE FIRST QUARTER ENDED APRIL 1, 1995
                                (Continued)



The Company's working capital decreased from approximately $160,753,000 to approximately $154,985,000 between December 31, 1995 and March 30, 1996 and the current ratio was approximately 1.7:1 at March 30, 1996 and December 31, 1995, principally as a result of the factors described below. Working capital included approximately $103,313,000 at December 31, 1995 and approximately $80,689,000 at March 30, 1996 of unrestricted cash, investments and marketable securities.

Accounts receivable increased approximately $16,062,000, or approximately 13.6%, between December 31, 1995 and March 30, 1996, while net sales increased approximately 8.5% in the first quarter of 1996 as compared to the fourth quarter of 1995. The increase in accounts receivable is principally as a result of increased net sales of new and replacement products by the Air Conditioning and Heating Products Group. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Significant increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on March 30, 1996 as compared to December 31, 1995. The Company has not experienced any significant changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in 1995 or 1996.

Inventories   increased   approximately  $7,022,000   or   approximately   6.4%,
between December 31, 1995 and March 30, 1996.

Accounts payable increased approximately $11,009,000 or approximately 15.1% between December 31, 1995 and March 30, 1996.




                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE FIRST QUARTER ENDED MARCH 30, 1996
                 AND THE FIRST QUARTER ENDED APRIL 1, 1995
                                (Continued)



Unrestricted  cash  and  investments  decreased  approximately  $9,725,000  from
December  31,  1995  to  March  30,  1996,  principally  as  a  result  of   the
following:

                                                       Condensed
                                                       Consolidated
                                                       Cash Flows
                                                       ----------
Operating Activities--
 Cash flow from operations, net                      $  8,921,000
 Increase in accounts receivable, net                 (15,529,000)
 Increase in inventories                               (6,127,000)
 Increase in trade accounts payable                    11,026,000
 Decrease in accrued expenses and taxes               (14,086,000)
Investing Activities--
 Purchase of marketable securities                    (10,173,000)
 Proceeds from the sale of marketable securities       22,677,000
 Capital expenditures                                  (2,877,000)
Financing Activities--
 Increase in borrowings                                11,632,000
 Payment of borrowings                                 (6,530,000)
 Purchase of Nortek Common and Special
   Common Stock                                        (8,235,000)
Other, net                                               (424,000)
                                                      -----------
                                                     $ (9,725,000)
                                                      ===========

The Company's debt-to-equity ratio increased from approximately 2.2:1 at December 31, 1995 to 2.3:1 at March 30, 1996, primarily as a result of the effect of the purchase of the Company's Common and Special Common Stock (see Note G of the Notes to the Unaudited Condensed Consolidated Financial Statements) and a net increase in borrowings, partially offset by net earnings for the first quarter of 1996. (See the Company's Unaudited Condensed Consolidated Statement of Stockholders' Investment included elsewhere herein.)

At March 30, 1996, the Company has approximately $244,000 of net U. S. Federal prepaid income tax assets which are expected to be realized through future operating earnings. (See Note F of Notes to the Unaudited Condensed Consolidated Financial Statements.)

On April 1, 1996, the Company extended and amended its shareholder rights plan to March 31, 2006. Under the amended plan, each right previously issued under the plan in effect to date, or subsequently issued under the amended and restated plan, entitles shareholders to buy 1/100 of a share of a new series of preferred stock of Nortek at an exercise price of $72 per share, subject to adjustments for stock dividends, splits and similar events. (See Note J of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)




                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE FIRST QUARTER ENDED MARCH 30, 1996
                 AND THE FIRST QUARTER ENDED APRIL 1, 1995
                                (Continued)



The Company believes that its growth will be generated largely by internal growth in each of its product groups, augmented by strategic acquisitions. The Company regularly evaluates potential acquisitions which would increase or expand the market penetration of, or otherwise complement, its current product lines.


                        PART II.  OTHER INFORMATION


Item 2.      Changes in Securities
             ---------------------

             As previously reported, the Company has extended and amended its shareholder rights plan. A copy of the Second Amended and Restated Rights Agreement dated as of April 1, 1996 between the Company and State Street Bank and Trust Company as Rights Agent has been previously filed as an exhibit to the Company's Form 8-K Report filed on April 2, 1996.

Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------

             (a)    Exhibits

                   4.1   Second  Amended  and  Restated Rights  Agreement  dated
                    as of April 1, 1996 between the Company and State Street Bank and Trust Company as Rights Agent (incorporated herein by reference from Exhibit 1 to Form 8-K filed April 2, 1996, File No. 1-6112).

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

      May 10, 1996
- -------------------------
        (Date)