Form 10-Q
period 1996-06-29
NORTEK INC
filed 1996-08-09
CIK 72423

FORM 10-Q
                 SECURITIES AND EXCHANGE
           COMMISSION WASHINGTON, D. C.   20549
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended      June 29, 1996
                              ----------------------------

                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________   to ___________

Commission File No.                     1-6112
                   ---------------------------------------


                       NORTEK, INC.
- ----------------------------------------------------------
  (Exact name of registrant as specified in its charter)

       Delaware                              05-0314991
- ----------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

     50 Kennedy Plaza, Providence, RI   02903-2360
- ----------------------------------------------------------
           (Address of principal executive offices)
                        (Zip Code)

                     (401) 751-1600
- -----------------------------------------------------------
     (Registrant's telephone number, including area code)

                            N/A
- ----------------------------------------------------------
     (Former name, former address and former fiscal year
                 if changed since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.

Yes      X    No
   ----------   -----------

The number of shares of Common Stock outstanding as of August 2, 1996 was 9,495,384. The number of shares of Special Common Stock outstanding as of August
2, 1996  was 478,448.


                  NORTEK, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEET
                  (Dollar Amounts in Thousands)

                                         June 29,    Dec. 31,
                                           1996        1995
                                           ----        ----
                                             (Unaudited)
                 ASSETS
Current Assets:
 Unrestricted--
  Cash and investments at cost which
   approximates market                  $ 39,269    $ 60,079
  Marketable securities available for
   sale                                   40,174      43,234
 Restricted--
  Investments and marketable
   securities at cost which
   approximates market                     9,519       9,411
 Accounts receivable, less allowances
  of $4,914 and $4,546                   145,262     118,017
 Inventories:
  Raw materials                           41,852      42,601
  Work in process                         13,112      14,319
  Finished goods                          52,455      53,132
                                         -------     -------
                                         107,419     110,052
                                         -------     -------
 Prepaid expenses and other current
  assets                                  15,181      16,927
 U. S. Federal prepaid income taxes       19,100      19,100
                                         -------     -------
   Total Current Assets                  375,924     376,820
                                         -------     -------

Property and Equipment, at cost:
 Land                                      6,616       6,508
 Buildings and improvements               69,399      69,125
 Machinery and equipment                 164,700     157,884
                                         -------     -------
                                         240,715     233,517
  Less--Accumulated depreciation         103,911      97,255
                                         -------     -------
      Total Property and Equipment,
       net                               136,804     136,262
                                         -------     -------
Other Assets:
 Goodwill, less accumulated amortiza-
  tion of $25,460 and $23,978             90,626      91,347
 Deferred debt expense                     7,111       7,574
 Other                                    16,214      13,476
                                         -------     -------
                                         113,951     112,397
                                         -------     -------

                                        $626,679    $625,479
                                         =======     =======


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                  NORTEK, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEET
                           (Continued)
                  (Dollar Amounts in Thousands)
                                         June 29,    Dec. 31,
                                           1996        1995
                                           ----        ----
                                              (Unaudited)
LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
 Notes payable and other short-
  term obligations                      $ 30,808    $ 30,226
 Current maturities of long-term
  debt                                    10,156      11,824
 Accounts payable                         89,774      73,047
 Accrued expenses and taxes, net         107,221     100,970
                                         -------     -------
      Total Current Liabilities          237,959     216,067
                                         -------     -------

Other Liabilities:
 Deferred income taxes                    22,360      27,780
 Other                                    14,074       9,945
                                         -------      ------
                                          36,434      37,725
                                         -------      ------
Notes, Mortgage Notes and
Other Notes Payable                     244,547      240,396
                                         -------     -------

Stockholders' Investment:
 Preference stock, $1 par value;
  authorized 7,000,000 shares,
  none issued                                ---         ---
 Common Stock, $1 par value;
  authorized 40,000,000 shares,
  15,915,976 shares and 15,883,427
  shares issued                           15,916      15,883
 Special Common Stock, $1 par value;
  authorized 5,000,000 shares,
  758,660 shares and 774,366
  shares issued                              758         774
Additional paid-in capital               134,746     134,690
Retained earnings                         23,966      15,766
Cumulative translation, pension and
      other adjustments                   (3,193)     (2,742)
 Less - treasury common stock at
        cost, 6,423,935 shares and
        4,306,706 shares                 (62,723)    (31,351)
      - treasury special common stock
        at cost, 276,869 shares and
        276,784 shares                    (1,731)     (1,729)
                                         -------     -------
       Total Stockholders' Investment    107,739     131,291
                                         -------     -------

                                        $626,679    $625,479
                                         =======     =======

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                  NORTEK, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
           (In Thousands Except Per Share Amounts)
                                               For The
                                          Three Months Ended
                                          ------------------
                                         June 29,     July 1,
                                           1996         1995
                                           ----         ----
                                             (Unaudited)

Net Sales                              $260,235      $194,206
                                        -------       -------

Costs and Expenses:
Cost of products sold                   191,623       144,701
 Selling, general and
   administrative expense                52,833        39,316
                                        -------       -------
                                        244,456       184,017
                                        -------       -------
Operating earnings                       15,779        10,189
Interest expense                         (7,677)       (5,929)
Interest income                             898         1,640
Net loss on marketable securities           ---          (200)
                                        -------       -------
Earnings before provision for
 income taxes                             9,000         5,700
Provision for income taxes                3,200         2,500
                                        -------       -------

   Net Earnings                        $  5,800      $  3,200
                                        =======       =======

Net Earnings Per Share:
Primary                                $   .55       $    .25
                                        =======       =======
Fully diluted                          $   .55       $    .25
                                        =======       =======
Weighted Average Number of Shares:
Primary                                 10,531         12,691
                                        =======       =======
Fully diluted                           10,531         12,691
                                        =======       =======



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  NORTEK, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
           (In Thousands Except Per Share Amounts)

                                               For The
                                           Six Months Ended
                                          ------------------
                                         June 29,     July 1,
                                           1996        1995
                                           ----        ----
                                             (Unaudited)

Net Sales                              $481,220      $379,015
                                        -------       -------

Costs and Expenses:
Cost of products sold                   357,210       280,141
 Selling, general and
   administrative expense                98,243        79,652
                                        -------       -------
                                        455,453       359,793
                                        -------       -------
Operating earnings                       25,767        19,222
Interest expense                        (15,486)      (11,839)
Interest income                           2,819         3,217
Net loss on marketable securities           ---          (200)
                                        -------       -------

Earnings before provision for
 income taxes                            13,100        10,400
Provision for income taxes                4,900         4,700
                                        -------       -------
Net Earnings                           $  8,200      $  5,700
                                        =======       =======

Net Earnings Per Share:
Primary                               $    .73      $    .45
                                        =======       =======
Fully diluted                         $    .73      $    .45
                                        =======       =======

Weighted Average Number of Shares:
Primary                                 11,186        12,706
                                        ======        ======
Fully diluted                           11,199        12,706
                                        ======        ======


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                  NORTEK, INC. AND SUBSIDIARIES CONDENSED
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Amounts in Thousands)


                                               For the
                                          Six Months Ended
                                          ----------------
                                          June 29,     July 1,
                                            1996        1995
                                            ----        ----
                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                              $ 8,200     $ 5,700
                                          ------      ------

Adjustments to reconcile net earnings
 to cash:
Depreciation and amortization              11,820       9,651
Net loss on marketable securities             ---         200
Deferred federal income tax provision
 (credit) from continuing operations          450        (500)
Changes in certain assets and liabilities,
 net of effects from acquisitions
 and dispositions:
  Accounts receivable, net                (26,712)    (14,310)
  Prepaids and other current assets           577      (1,534)
  Inventories                               3,528      (2,598)
  Accounts payable                         16,919       6,056
  Accrued expenses and taxes                1,149      (2,682)
  Long-term assets, liabilities and
   other, net                              (1,215)      1,107
                                           ------     -------
    Total adjustments to net earnings       6,516      (4,610)
                                           ------     -------
    Net Cash Provided by Operating
     Activities                            14,716       1,090
                                           ------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                       (7,611)     (7,966)
Purchase of investments and marketable
 securities                               (20,140)    (10,085)
Proceeds from sale of investments and
 marketable securities                     22,677      20,772
Cash paid relating to a business
 sold                                         ---      (1,745)
Other, net                                    (66)        (94)
                                            ------     -------
 Net Cash (Used in) Provided by
  Investing Activities                     (5,140)        882
                                           ------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings                      9,980         ---
Payment of borrowings                      (8,702)       (573)
Purchase of Nortek Common
 and Special Common Stock                 (31,738)        ---
Other, net                                     74          11
                                          -------      ------
 Net Cash Used in Financing
  Activities                              (30,386)       (562)
                                          -------      ------

Net (decrease) increase in
 unrestricted cash and investments        (20,810)      1,410
Unrestricted cash and investments at
 the beginning of the period               60,079      77,106
                                           ------      ------

Unrestricted cash and investments at the
 end of the period                        $39,269     $78,516
                                           ======      ======


Interest paid                             $15,217     $11,339
                                           ======      ======

Income taxes paid, net                    $ 5,650     $ 3,106
                                           ======      ======


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


Nortek, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Investment
For the Three Months Ended June 29, 1996 and July 1, 1995
(Dollar Amounts in Thousands)

                                                            Cumulative
                                                            Translation,
                                         Addi-               Pension
                               Special  tional               and Other
                        Common Common  Paid-in    Retained   Adjust- Treasury
                        Stock  Stock   Capital    Earnings    ments   Stock
                        -----   -----  -------    --------   ------    ----
                                         (Unaudited)

Balance, April 1,
   1995                $15,820  $796  $134,627    $ 3,266   $(4,612) $(28,051)
 6,146 shares of
  special common stock
  converted into
  6,146 shares of
  common stock               6    (6)     ---         ---       ---       ---
 3,000 shares of
  common stock issued
  upon exercise of
  stock options              3   ---        4         ---       ---       ---
 Translation adjust-
  ment                     ---   ---       ---        ---        (4)       ---
 Unrealized appreci-
  ation in marketable
  securities               ---   ---       ---        ---     1,431       ---
Net earnings               ---   ---       ---      3,200       ---       ---
                        ------   ---   -------    -------     ------   -------
Balance, July 1, 1995  $15,829  $790  $134,631    $ 6,466   $(3,185) $(28,051)
                        ======   ===   =======    =======    =======  ========

Balance, March 30,
   1996                $15,897  $763  $134,694    $18,166   $(3,070) $(41,126)
 4,667 shares of
  special common stock
  converted into
  4,667 shares of
  common stock               5    (5)      ---        ---        ---      ---
 13,843 shares of
  common stock issued
  upon exercise of
  stock options             14    ---        52       ---        ---      ---
 1,400,483 shares of
  treasury stock
  acquired                 ---    ---       ---       ---        ---  (23,328)
Translation adjust-
ment                       ---    ---       ---       ---        396      ---
Unrealized decline
 in marketable
 securities                ---    ---      ---        ---       (519)     ---
Net earnings               ---   ---       ---      5,800        ---      ---
                         -----   ---    ------     ------      -----     -----
Balance, June 29, 1996 $15,916  $758  $134,746    $23,966    $(3,193) $(64,454)
                        ======   ===   =======     ======      =====   =======

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


Nortek, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders'
Investment For the Six Months Ended June 29, 1996 and July 1, 1995 (Dollar Amounts in Thousands)



                                                            Cumulative
                                                            Translation,
                                         Addi-                 Pension
                               Special  tional               and Other
                        Common Common  Paid-in    Retained    Adjust- Treasury
                         Stock  Stock  Capital    Earnings     ments   Stock
                        -----   -----  -------    ---------    ------    -----
                                            (Unaudited)
Balance, December 31,
   1994                $15,814  $802  $134,627    $   766   $(6,168) $(28,051)
 11,864 shares of
  special common stock
  converted into
  11,864 shares of
  common stock              12   (12)      ---        ---       ---       ---
 3,600 shares of
  common stock issued
  upon exercise of
  stock options              3   ---         4        ---       ---       ---
 Translation adjust-
  ment                     ---   ---       ---        ---       499       ---
 Unrealized appreci-
  ation in marketable
  securities               ---   ---       ---        ---     2,484       ---
Net earnings               ---   ---       ---      5,700       ---       ---
                        ------   ---   -------    -------     ------   -------
Balance, July 1, 1995  $15,829  $790  $134,631    $ 6,466   $(3,185) $(28,051)
                        ======   ===   =======    =======    ======   =======
Balance, December 31,
   1995                $15,883  $774  $134,690    $15,766   $(2,742) $(33,080)
 15,706 shares of
  special common stock
  converted into
  15,706 shares of
  common stock              16   (16)      ---        ---       ---       ---
 16,843 shares of
  common stock issued
  upon exercise of
  stock options             17   ---        56        ---       ---       ---
 2,117,314 shares of
  treasury stock
  acquired                 ---   ---       ---        ---       ---   (31,374)
 Translation adjust-
  ment                     ---   ---       ---        ---       471       ---
 Unrealized decline
  in marketable
  securities               ---   ---       ---        ---      (922)      ---
Net earnings               ---   ---       ---      8,200       ---       ---
                        ------   ---   -------     ------     ------   -------
Balance, June 29, 1996 $15,916  $758  $134,746    $23,966   $(3,193) $(64,454)
                        ======  ==== =========    =======    ======    =======

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       NORTEK, INC. AND SUBSIDIARIES
     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     JUNE 29, 1996 AND JULY 1, 1995

(A)  The  unaudited  condensed consolidated financial statements presented ("Unaudited Financial Statements") have been prepared by Nortek, Inc. and include all of its wholly-owned subsidiaries (the "Company") after elimination of intercompany accounts and transactions, without  audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a
     fair statement of the interim periods presented.   Certain
     information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, although, the Company believes that the disclosures included are adequate to make the information presented not misleading. Certain amounts in the Unaudited Financial Statements for the prior periods have been reclassified to conform to the presentation at June 29, 1996.
     It is suggested that these Unaudited Financial Statements be read in conjunction with the financial statements and the notes included in the Company's latest Annual Report on Form 10-K.

(B) Acquisitions are accounted for as purchases and, accordingly, have been included in the Company's consolidated results of operations since the acquisition date. Purchase price allocations are subject to refinement until all pertinent information regarding the acquisitions is obtained.

     In the fourth quarter of 1995, several of the Company's wholly owned subsidiaries completed the acquisition of the assets, subject to certain liabilities, of Rangaire Company ("Rangaire"), all the capital stock of Best S.p.A. and related entities ("Best") and all the capital stock of Venmar Ventilation inc. ("Venmar") and accounted for these acquisitions under the purchase method of accounting.

     The following table presents the approximate unaudited pro forma operating results of the Company for the second quarter and first half of 1995 and the year ended December 31, 1995, as adjusted for the pro forma effect of the acquisitions discussed above, assuming that these transactions occurred at January 1, 1995:

                              Three Months   Six Months
                                 Ended         Ended      Year Ended
                                July 1,       July 1,      Dec. 31,
                                  1995          1995         1995
                              ------------   ----------   ---------
                                 (Amounts in Thousands except
                                       per share amounts)

     Net sales                  $227,433     $443,977     $886,210
     Operating earnings           12,022       22,421       47,355
     Net earnings                  3,200        5,400       15,100
     Fully diluted net earnings
      per share                 $    .25     $    .42     $   1.20


                       NORTEK, INC. AND SUBSIDIARIES
           NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                 STATEMENTS JUNE 29, 1996 AND JULY 1, 1995
                               (Continued)


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

(C)  On January 1, 1996, the Company adopted the accounting requirements
     of Statement  of  Financial  Accounting  Standards  ("SFAS")   No.
     121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be
     recoverable.   The  statement  also requires  that certain long-
     lived assets and identifiable intangibles that are to be disposed, be reported at the lower of the carrying amount or fair value less cost to sell. The application of SFAS No. 121 did not have a significant impact on the Company's results of operations or financial condition.

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

(E) At June 29, 1996 and December 31, 1995, the reduction in the Company's stockholders' investment for gross unrealized losses was approximately $922,000 and $410,000, respectively. At June 29, 1996, there were no gross unrealized gains on the Company's marketable securities.

                       NORTEK, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      JUNE 29, 1996 AND JULY 1, 1995
                               (Continued)


     During the second quarter of 1995, the Company recorded a pre-tax loss of approximately $200,000 on the sale of marketable securities.

(F) The tax effect of temporary differences which gave rise to significant portions of deferred income tax assets and liabilities as of June 29, 1996 and December 31, 1995 is as follows:

                                               June 29,      Dec. 31,
                                                 1996         1995
                                                 ----         ----
                                               (Amounts in Thousands)
     U. S. Federal Prepaid (Deferred)
     Income Tax Assets Arising From:
       Accounts receivable                     $ 1,588     $ 1,425
       Inventory                                  (712)       (577)
       Insurance reserves                        5,752       6,036
       Other reserves, liabilities
          and assets, net                       12,472      12,216
                                                ------      ------
                                               $19,100     $19,100
                                                ======      ======
     Deferred (Prepaid) Income Tax
     Liabilities Arising From:
       Property and equipment, net             $15,452     $15,233
       Prepaid pension assets                    1,127       1,323
       Insurance reserves                         (273)       (273)
       Other reserves, liabilities and
          assets, net                            4,657       8,797
       Capital loss carryforward                (7,313)     (7,260)
       Other, net                               (1,714)     (1,658)
       Valuation allowances                     10,424      11,618
                                                ------      ------
                                               $22,360     $27,780
                                                ======      ======

     At June 29, 1996, the Company has a capital loss carryforward of approximately $20,900,000, of which approximately $17,500,000 expires in the year 1997. The Company has provided a valuation allowance equal to the tax effect of capital loss carryforwards and certain other tax assets, since realization of these tax assets cannot be reasonably assured. At June 29, 1996, the Company has approximately $500,000 of net U. S. Federal prepaid income tax assets which are expected to be realized through future operating earnings.

                       NORTEK, INC. ANDSUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      JUNE 29, 1996 AND JULY 1, 1995
                               (Continued)

     The table below reconciles the federal statutory income tax rate to the effective tax rate from continuing operations of approximately 35.6% and 43.9% in the second quarter of 1996 and 1995, respectively and 37.4% and 45.2% in the first six months of 1996 and 1995, respectively.
                                      Three               Six
                                   Months Ended       Months Ended
                                   ------------       ------------
                                 June 29, July 1,   June 29,  July 1,
                                   1996    1995      1996      1995
                                  ----     ----      ----     -----
                                       (Amounts in Thousands)
     Provision for income taxes
      at the federal statutory
      rate                        $3,150  $1,995    $4,585    $3,640
     Net change from statutory
      rate:
     State taxes, net of federal
      tax effect                     325     195       487       390
     Non-deductible amortization
      for tax purposes               277     185       523       369
     Other non-deductible
      items                           50      81       118        79
     Change in valuation reserve    (577)      6      (748)       70
     Tax effect on foreign income    (25)     70       (65)      151
     Other, net                      ---     (32)      ---         1
                                   -----   -----     -----      ----
Provision for income taxes
      from continuing operations  $3,200  $2,500    $4,900    $4,700
                                  =====    =====     =====     =====

(G) On April 26, 1996, the Company purchased 1,189,809 shares of its common stock, or approximately 10.6% of its outstanding shares, from three of its directors, who also resigned from the Company's Board of Directors, for approximately $20,200,000. The Company accounted for such share purchases as Treasury Stock. From the date the Company authorized a stock purchase program on November 16, 1995, through June 29, 1996 the Company purchased 2,301,009 shares of its Common Stock for approximately $33,238,197 in cash, in negotiated and open market transactions. Had these shares been purchased as of January 1, 1995, unaudited pro forma net earnings and fully diluted net earnings per share would have been:
                                                                   Year
                       Three Months Ended    Six Months Ended     Ended
                        June 29,  July 1,     June 29, July 1,    Dec.31,
                          1996      1995        1996     1995       1995
                         (Amounts in Thousands except per share amounts)

     Net Earnings        $5,700    $3,000     $7,900   $5,200    $13,900
                          =====     =====      =====    =====     ======
     Fully diluted net
      earnings per
      share              $  .55    $  .28      $  .76  $  .49    $  1.36
                          =====     =====       =====   =====     ======

                       NORTEK, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      JUNE 29, 1996 AND JULY 1, 1995
                               (Continued)

(H) At June 29, 1996, approximately $2,998,270 was available for the payment of cash dividends or stock payments under the terms of the Company's Indenture governing the 9 7/8% Notes.

(I) Net earnings per share amounts have been computed using the weighted average number of common and common equivalent shares outstanding during each period.

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

     The rights, that are not currently exercisable, are attached to each share of Common Stock and may be redeemed by the Directors at $.01 per share at any time. After a shareholder acquires beneficial ownership of 17% or more of the Company's Common Stock and Special Common Stock, the rights will trade separately and become exercisable entitling a rights holder to acquire additional shares of the Company's Common Stock having a market value equal to twice the amount of the exercise price of the right. In addition, after a person or group ("Acquiring Company")
     commences a tender offer or announces an intention to acquire 30% or more of the Company's Common Stock and Special Common Stock,
     the   rights  will  trade  separately  and,   under   certain
     circumstances, will permit each rights holder to acquire common stock of the Acquiring Company, having a market value equal to twice the amount of the exercise price of the right.

(K) The accompanying unaudited condensed consolidated statement of cash flows for the six months ended July 1, 1995 includes approximately $1,745,000 of cash paid relating to a business sold. Significant unaudited non-cash financing and investing
     activities excluded   from  the  accompanying  unaudited  condensed
     consolidated statement of cash flows include a decrease of approximately $922,000 in the six months ended June 29, 1996 and an increase of approximately $2,484,000 in the first six months of 1995 in the approximate market price of marketable securities available for sale.

     Depreciation and amortization expense included in the Company's unaudited condensed consolidated statement of cash flows for the six months ended June 29, 1996 and July 1, 1995, includes approximately $650,000 and approximately $500,000 of amortization of deferred debt expense and debt discount, respectively, which is recorded as interest expense in the accompanying unaudited condensed consolidated statement of operations.

                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 29, 1996
         AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 1, 1995


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

Results of Operations
The tables below and on the next page set forth, for the periods presented, (a) certain consolidated operating results, (b) the change in the amount and the percentage change of such results as compared to the prior comparable period, (c) the percentage which such results bears to net sales and (d) the change of such percentages as compared to
the prior comparable period.   The results of operations for the second
quarter ended June 29, 1996 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.
                                                        Change in
                             Second Quarter Ended  Second Quarter 1996
                               June 29,  July 1,   as Compared to 1995
                                                    ----------------
                                 1996      1995        $         %
                                 ----      ----      -----     ----
                                    (Dollar amounts in millions)


Net sales                      $260.2     $194.2      66.0     34.0%
Cost of products sold           191.6      144.7     (46.9)   (32.4)
Selling, general and
  administrative expense         52.8       39.3     (13.5)   (34.4)
Operating earnings               15.8       10.2       5.6     54.9
Interest expense                 (7.7)      (5.9)     (1.8)   (30.5)
Interest income                    .9        1.6       (.7)   (43.8)
Net loss on marketable
  securities                      ---        (.2)       .2      ---
Earnings before provision
  for income taxes                9.0        5.7       3.3     57.9
Provison for income taxes         3.2        2.5       (.7)   (28.0)
                                -----      -----       ---     -----
Net earnings                   $  5.8     $  3.2       2.6     81.2%
                                =====      =====       ===    =====

                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 29, 1996
         AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 1, 1995
                                (Continued)


                                                      Change in
                          Percentage of Net Sales     Percentage
                            Second Quarter Ended    for the Second
                             June 29,   July 1,      Quarter 1996
                               1996      1995    as compared to 1995
                               ----      ----        ------------

Net sales                     100.0%    100.0%           ---
Cost of products sold          73.6      74.5             .9
Selling, general and
 administrative expense        20.3      20.2            (.1)
Operating earnings              6.1       5.3             .8
Interest expense               (3.0)     (3.0)           ---
Interest income                  .3        .8            (.5)
Net loss on marketable
 securities                     ---       (.1)            .1
Earnings before provision
 for income taxes               3.4       3.0             .4
Provision for income taxes      1.2       1.3             .1
                               ----      ----            ---
Net earnings                    2.2       1.7             .5
                               ====      ====            ===

The tables below and on the next page set forth, for the periods presented, (a)  certain consolidated operating results, (b) the change in
the  amount and  the  percentage  change   of such results  as  compared
to the prior comparable period, (c) the percentage which such results bears t to net sales and (d) the change of such percentages as compared to the prior
comparable period.   The results of operations for the six months ended
June 29, 1996 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

                                                      Change in
                            Six Months Ended       Six Months 1996
                             June 29,   July 1,  as Compared to 1995
                               1996      1995       $           %
                               ----      ----    -------------------
                                  (Dollar amounts in millions)


Net sales                    $481.2    $379.0      102.2       27.0%
Cost of products sold         357.2     280.1      (77.1)     (27.5)
Selling, general and
 administrative expense        98.2      79.7      (18.5)     (23.2)
Operating earnings             25.8      19.2        6.6       34.4
Interest expense              (15.5)    (11.8)      (3.7)     (31.4)
Interest income                 2.8       3.2        (.4)     (12.5)
Net loss on marketable
 securities                     ---       (.2)        .2        ---
Earnings before provision
 for income taxes              13.1      10.4        2.7       26.0
Provision for income taxes      4.9       4.7        (.2)      (4.3)
                              -----     -----       ----       ----
Net earnings                 $  8.2    $  5.7      $ 2.5       43.9%
                              =====     =====       ====      =====

                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 29, 1996
        AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 1, 1995
                                (Continued)


                                                      Change in
                          Percentage of Net Sales     Percentage
                              Six Months Ended       for the Six -
                             June 29,   July 1,     Months 1996 as
                               1996      1995      Compared to 1995
                               ----      ----    -------------------

Net sales                     100.0%    100.0%           ---
Cost of products sold          74.2      73.9            (.3)
Selling, general and
 administrative expense        20.4      21.0             .6
Operating earnings              5.4       5.1             .3
Interest expense               (3.2)     (3.1)           (.1)
Interest income                  .5        .8            (.3)
Net loss on marketable
securities                      ---       (.1)            .1
Earnings before provision
 for income taxes               2.7       2.7            ---
Provision for income taxes      1.0       1.2             .2
                               ----     -----            ---
Net earnings                    1.7%      1.5             .2
                               ====     =====            ===


The following table presents the net sales for the Company's principal product groups for the second quarter and six months ended June 29, 1996 as compared to the second quarter and six months ended July 1, 1995 and the amount and the percentage change of such results as compared to the prior comparable period. The results of operations for the second quarter and first six months are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.
                                        Second Quarter Ended
                               June 29,  July 1,  Increase (Decrease)
                                 1996      1995        $         %
                                 ----      ----      -----     ------
                                          (000's omitted)
Net Sales:
 Residential Building
  Products                    $106,744  $ 62,389   $44,355      71.1%
 Air Conditioning and
  Heating Products             117,090    98,679    18,411      18.7
 Plumbing Products              36,401    33,138     3,263       9.9
                               -------   -------     -----      ----
 Total                        $260,235  $194,206   $66,029      34.0%
                                =====     ======     =====      ====

                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 29, 1996
         AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 1, 1995
                                (Continued)


                                          Six Months Ended
                               June 29,  July 1,  Increase (Decrease)
                                 1996      1995        $         %
                                 ----      ----      -----     ------
                                          (000's omitted)
Net Sales:
 Residential Building
  Products                   $207,504   $130,079   $77,425      59.5%
 Air Conditioning and
  Heating Products            203,327    182,141    21,186      11.6
 Plumbing Products             70,389     66,795     3,594       5.4
                              -------    -------    ------      ----
 Total                       $481,220   $379,015  $102,205      27.0%
                              =======    =======   =======      ====

Operating Results

Net sales increased approximately $66,000,000, or approximately 34%, and increased approximately $102,200,000, or approximately 27%, for the second quarter and the first six months of 1996, respectively, as compared to 1995. The Residential Building Products Group net sales increased principally as a result of acquisitions in the fourth quarter of 1995, which contributed approximately $37,300,000 and $71,700,000 in the second quarter and first six months, respectively. Shipments of new and replacement air conditioning and heating ("HVAC") products to manufactured housing customers and increased sales levels of commercial and industrial HVAC products were the primary reasons for increased sales in the Air Conditioning and Heating Products Group. Modest sales prices increases, principally in the second quarter in certain product lines of the Residential Building Products Group, were also a factor, and were partially offset by lower sales prices of certain products in the Plumbing Products Group.

Cost  of  products  sold  as  a  percentage of  net  sales  decreased from approximately 74.5% in the second quarter of 1995 to approximately
73.6% in the  second quarter of 1996, and increased from approximately
73.9% in  the first six months of 1995 to approximately 74.2% in the
first six months  of 1996.   Excluding  fourth quarter 1995 acquisitions,
which  have  a  higher level  of  cost of sales to net sales than the overall group of businesses owned prior to the acquisitions, cost of products sold as a percentage of net sales decreased to approximately
73.0% and 73.6% in the second quarter and  first  six  months  of 1996,
respectively.   These  decreases  in  the percentages  principally
resulted from a reduction in price in  the  second quarter  of certain raw materials compared to prices in effect in 1995  and decreased overhead costs as a percentage of sales in the Residential Building Products and Air Conditioning and Heating Products Groups due to
increased  volume  and improved efficiency, partially offset  by increased direct  labor and overhead costs in the Plumbing Products
Group.   Overall, changes  in  cost  of products sold as a percentage of net
sales  for one period   as   compared   to   another  period  may   reflect
the effect of a number of factors, including changes in the relative mix of products sold, the effect of changes in sales prices, the unit cost of products sold and changes in productivity levels.

Selling, general and administrative expense as a percentage of net sales increased slightly from approximately 20.2% in the second quarter of 1995 to approximately 20.3% in the second quarter of 1996 and decreased from approximately 21.0% in the first six months of 1995 to approximately 20.4% in the first six months of 1996. The decrease in the first six months is due partially to the fourth quarter 1995 acquisitions which have a lower level of selling, general and administrative expense to net sales than the overall group of businesses owned prior to the acquisitions. Excluding these acquisitions, selling, general and administrative expenses as a percentage of net sales increased from approximately 20.2% in the second quarter of 1995 to approximately 21.4% in the second quarter of 1996, and increased from approximately 21.0% in the first six months of 1995 to approximately 21.3% in the first six months of 1996. These increases in the percentages were primarily due to increased expense levels in the Air Conditioning and Heating Products Group in both periods and increased unallocated expense in the second quarter partially offset by increased sales levels without a proportionate increase in expense in the Residential Building Products Group and the Plumbing Products Group.

Segment  earnings were approximately $20,500,000 for the second quarter of 1996,  as  compared to approximately $12,550,000 for the second quarter  of 1995,  and  approximately $32,900,000 for the first six months of 1996 as compared to approximately $24,100,000 for the first six months of 1995. Fourth quarter 1995 acquisitions contributed approximately $3,300,000 to segment earnings in the second quarter of 1996 and approximately $5,000,000 for the first six months of 1996. Segment earnings have been reduced by depreciation and amortization expense of approximately $5,600,000 and approximately $4,500,000 for the
second  quarter  of  1996  and   1995, respectively, and by approximately
$11,100,000 and approximately $9,000,000 for  the  first  six  months of
1996 and 1995, respectively.   Acquisitions contributed  approximately
$1,300,000 and approximately $2,400,000 of the increase in depreciation and amortization expense in the second quarter and first six months of 1996, respectively.

                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 29, 1996
         AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 1, 1995
                                (Continued)

Foreign segment earnings, consisting primarily of the results of operations of the Company's Canadian and European subsidiaries, which manufacture built-in ventilating products, increased to approximately
15.4% of segment earnings in the second quarter of 1996 from approximately 4.2% of such earnings in the second quarter of 1995 and to approximately 13.9% of segment earnings in the first six months of 1996 from approximately 5.5% of such earnings in the first six months o of 1995. These increases were primarily attributable to earnings of the Company's European subsidiaries, which were acquired in the fourth quarter of 1995, offset by a decline in earnings in Canada due to weakness in the residential construction markets. Sales and earnings derived from the international market are subject to the risks of currency fluctuations.

Operating earnings in the second quarter of 1996 increased approximately $5,600,000, or approximately 54.9%, as compared to the second quarter of 1995 and increased approximately $6,600,000, or approximately 34.4%, for the first six months of 1996 as compared to 1995, primarily due to the factors previously discussed.

Interest expense in the second quarter of 1996 increased approximately $1,800,000, or approximately 30.5%, as compared to the second quarter of 1995, and increased approximately $3,700,000, or approximately 31.4%, as compared to the first six months of 1995, primarily as a result of higher borrowings resulting from the 1995 acquisitions including existing shortterm working capital borrowings of the acquired subsidiaries.

Interest income in the second quarter of 1996 decreased approximately $700,000, or approximately 43.8%, as compared to the second quarter of 1995, and decreased approximately $400,000, or approximately 12.5%, as compared to the first six months of 1995, principally due to lower average invested balances of short-term investments and marketable securities, primarily in the second quarter.

The provision for income taxes was approximately $3,200,000 for the second quarter of 1996, as compared to approximately $2,500,000 for the second quarter of 1995 and was approximately $4,900,000 for the first six months of 1996, as compared to approximately $4,700,000 for the first six months of 1995. The income tax rates principally differed from the United States Federal statutory rate of 35%, as a result of state income tax provisions, nondeductible amortization expense (for tax purposes), the change in tax valuation reserves and the effect of foreign income tax on foreign source income in both periods. (See Note F of the Notes to the Unaudited Financial Statements included elsewhere herein.)

                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 29, 1996
         AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 1, 1995
                             (Continued)

Liquidity and Capital Resources

The Company's primary sources of liquidity in 1996 and 1995 have been funds provided by subsidiary operations and unrestricted short-term investments and marketable securities. Unrestricted cash, investments and marketable securities were approximately $79,443,000 at June 29, 1996 as compared to $103,313,000 at December 31, 1995.

The  Company's  investment  in  marketable  securities  at  June  29,
1996 consisted primarily of investments in United States Treasury securities, certificates of deposit and bank notes and at June 29, 1996, approximately $9,519,000 of the Company's cash and investments were pledged as collateral for  insurance and other requirements and were
classified as restricted  in current   assets in  the Company's  accompanying
unaudited   condensed consolidated balance sheet.

On November 16, 1995, the Company's Board of Directors authorized a program to purchase shares of the Company's Common Stock, subject to market conditions and cash availability. On April 26, 1996, the Company announced the purchase of 1,189,809 shares of its common stock,  or  approximately 10.6%  of  its  outstanding shares, from three
of its directors,  who  also resigned   from   the  Company's  Board  of
Directors,  for  approximately $20,200,000.   From  November  16, 1995
to  June  29,  1996,  the  Company purchased   2,301,009  shares  of  its
Common  Stock   for    approximately $33,238,197. (See below and Note G of
the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

At June 29, 1996, approximately $2,998,270 was available for the payment of cash dividends or stock payments under the terms of the Company's indenture governing the 9 7/8% Notes.

The   Company's   working  capital  and  current   ratio   decreased
from approximately   $160,753,000  and  1.7:1,  respectively,  to
approximately $137,965,000 and 1.6:1, respectively, between December 31, 1995 and June 29, 1996, principally as a result of the share buyback as described above and the factors described below. Working capital included approximately $103,313,000 at December 31, 1995 and approximately
$79,443,000 at June 29, 1996 of unrestricted cash, investments and marketable securities.

Accounts  receivable increased approximately $27,245,000, or approximately 23.1%,  between  December  31, 1995 and June  29,  1996, while  net  sales increased approximately 27.8% in the second quarter of
1996 as compared  to the  fourth  quarter  of  1995.  The increase  in accounts  receivable  is principally  as  a  result of increased net sales of  new  and  replacement products  by the Air Conditioning and
Heating Products Group and  increased sales  levels  of  vitreous china
products in the Plumbing Products  Group. The   rate   of   change   in
accounts  receivable  in   certain   periods may  be  different  than  the
rate of change in sales in such periods principally due to the timing of net sales. Significant increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on June 29, 1996 as compared to December 31, 1995. The Company has not experienced any significant changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in 1995 or 1996.

Inventories decreased approximately $2,633,000 or approximately 2.4%, between December 31, 1995 and June 29, 1996. Accounts payable increased approximately $16,727,000 or approximately 22.9% between December 31, 1995 and June 29, 1996.

Unrestricted cash and investments decreased approximately $20,810,000 from December 31, 1995 to June 29, 1996, principally as a result of the following:
                                                       Condensed
                                                     Consolidated
                                                      Cash Flows
                                                     ------------
Operating Activities--
 Cash flow from operations, net                      $ 20,470,000
 Increase in accounts receivable, net                 (26,712,000)
 Decrease in inventories                                3,528,000
 Increase in trade accounts payable                    16,919,000
 Increase in accrued expenses and taxes                 1,149,000
Investing Activities--
 Purchase of marketable securities                    (20,140,000)
 Proceeds from the sale of marketable securities       22,677,000
 Capital expenditures                                  (7,611,000)
Financing Activities--
 Increase in borrowings                                 9,980,000
 Payment of borrowings                                 (8,702,000)
 Purchase of Nortek Common and Special
   Common Stock                                       (31,738,000)
Other, net                                               (630,000)
                                                      -----------
                                                     $(20,810,000)
                                                      ===========

                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 29, 1996
         AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 1, 1995
                                (Continued)


The Company's debt-to-equity ratio increased from approximately 2.2:1 at December 31, 1995 to 2.7:1 at June 29, 1996, primarily as a result of the effect of the purchase of the Company's Common and Special Common Stock (see Note G of the Notes to the Unaudited Condensed Consolidated Financial Statements) and a net increase in borrowings, partially offset by net earnings for the first six months of 1996. (See the Company's Unaudited Condensed Consolidated Statement of Stockholders' Investment included elsewhere herein.)

At June 29, 1996, the Company has approximately $500,000 of net U.S. Federal prepaid income tax assets which are expected to be realized through future operating earnings. (See Note F of Notes to the Unaudited Condensed Consolidated Financial Statements.)

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

When  used  in  this  discussion, the words "believes," "anticipates,"
and "expects"  and similar expressions are intended to identify forward-
looking statements.    Such   statements  are  subject   to   certain
risks   and uncertainties,  over which the Company has no control,  which could cause actual results to differ materially from those projected. These risks and uncertainties include increases in raw material costs (including, among others, steel, copper, packaging material, plastics,
resins and  aluminum) and   purchased  component  costs,  the  level  of
domestic  and   foreign construction  and remodeling activity affecting
residential and commercial markets, interest rates, inflation, consumer spending levels, operating in international economies, the rate of sales growth, price and product competition, new product introduction, material shortages and product liability claims.
Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date thereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company, in this report, as well as the Company's periodic reports on Forms 10-K, 10Q and 8-K filed with the Securities and Exchange Commission.


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

                    April  1,  1996.   Item  5.  Other Events  and  Item
                    7. Financial  Statements, Pro Forma Financial
                    Information and Exhibits.

                    April  26,  1996.   Item 5.  Other Events  and  Item
                    7. Financial  Statements, Pro Forma Financial
                    Information and Exhibits.


                                SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NORTEK, INC.
                                   (Registrant)




                                   /s/ Almon C. Hall
                                   -------------------------------
                                   Almon C. Hall, Vice President and
                                   Controller and Chief Accounting
                                   Officer




    August 9, 1996
- -------------------------
        (Date)