Form 10-Q
period 1996-09-28
NORTEK INC
filed 1996-11-05
CIK 72423

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D. C.   20549

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended          September 28, 1996
                              ------------------------------

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

The number of shares of Common Stock outstanding as of November 1, 1996 was 9,523,304. The number of shares of Special Common Stock outstanding as of November 1, 1996 was
475,528.

                  NORTEK, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEET
                  (Dollar Amounts in Thousands)

                                        Sept. 28,    Dec. 31,
                                           1996        1995
                                           ----        ----
                                       (Unaudited)
                 ASSETS
Current Assets:
 Unrestricted--
  Investments and marketable
   securities at cost which
   approximates market                  $ 36,848    $ 60,079
  Marketable securities available
   for sale                               50,828      43,234
 Restricted--
  Investments and marketable
   securities at cost which
   approximates market                     9,377       9,411
 Accounts receivable, less allowances
  of $5,214 and $4,546                   140,634     118,017
 Inventories:
  Raw materials                           41,880      42,601
  Work in process                         12,528      14,319
  Finished goods                          52,837      53,132
                                         -------     -------
                                         107,245     110,052
                                         -------     -------

 Prepaid expenses and other
  current assets                          18,272      16,927
 U. S. Federal prepaid income taxes       19,400      19,100
                                         -------     -------
   Total Current Assets                  382,604     376,820
                                         -------     -------

Property and Equipment, at cost:
 Land                                      6,681       6,508
 Buildings and improvements               70,109      69,125
 Machinery and equipment                 169,142     157,884
                                         -------     -------
                                         245,932     233,517
  Less--Accumulated depreciation         107,653      97,255
                                         -------     -------
      Total Property and Equipment,
       net                               138,279     136,262
                                         -------     -------
Other Assets:
 Goodwill, less accumulated amortiza-
  tion of $26,195 and $23,978             90,033      91,347
 Deferred debt expense                     6,879       7,574
 Other                                    14,941      13,476
                                         -------     -------
                                         111,853     112,397
                                         -------     -------

                                        $632,736    $625,479
                                         =======     =======

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  NORTEK, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEET
                           (Continued)
                  (Dollar Amounts in Thousands)

                                        Sept. 28,    Dec. 31,
                                           1996        1995
                                           ----        ----
                                       (Unaudited)
LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------

Current Liabilities:
 Notes payable and other short-
  term obligations                      $ 30,855     $ 30,226
 Current maturities of long-term debt     10,818       11,824
 Accounts payable                         93,419       73,047
 Accrued expenses and taxes, net         101,814      100,970
                                         -------      -------
       Total Current Liabilities         236,906      216,067
                                         -------      -------

Other Liabilities:
 Deferred income taxes                    25,196       27,780
 Other                                    12,385        9,945
                                         -------      -------
                                          37,581       37,725
                                         -------      -------
Notes, Mortgage Notes and
 Other Notes Payable                     243,578      240,396
                                         -------      -------

Stockholders' Investment:
 Preference stock, $1 par value;
  authorized 7,000,000 shares,
  none issued                                ---          ---
 Common Stock, $1 par value;
  authorized 40,000,000 shares,
  15,921,295 shares and 15,883,427
  shares issued                           15,921       15,883
 Special Common Stock, $1 par value;
  authorized 5,000,000 shares,
  753,341 and 774,366 shares issued          753          774
Additional paid-in capital               134,746      134,690
Retained earnings                         30,466       15,766
Cumulative translation, pension and
 other adjustments                        (2,761)      (2,742)
 Less - treasury common stock at
        cost, 6,423,935 shares and
        4,306,706 shares                 (62,723)     (31,351)
      - treasury special common stock
        at cost, 276,869 shares and
        276,784 shares                    (1,731)      (1,729)
                                         -------      -------
       Total Stockholders' Investment    114,671      131,291
                                         -------      -------
                                        $632,736     $625,479
                                         =======      =======

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  NORTEK, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
             (In Thousands Except Per Share Amounts)

                                               For The
                                          Three Months Ended
                                          ------------------
                                        Sept. 28,    Sept. 30,
                                           1996         1995
                                           ----         ----
                                             (Unaudited)

Net Sales                              $248,227      $193,567
                                        -------       -------

Costs and Expenses:
 Cost of products sold                  181,808       143,891
 Selling, general and
   administrative expense                49,414        39,596
                                        -------       -------
                                        231,222       183,487
                                        -------       -------
Operating earnings                       17,005        10,080
Interest expense                         (7,261)       (5,945)
Interest income                           1,256         1,565
Gain on sale of investment securities       ---         2,200
                                        -------       -------
Earnings before provision
 for income taxes                        11,000         7,900
Provision for income taxes                4,500         2,700
                                        -------       -------

   Net Earnings                        $  6,500      $  5,200
                                        =======       =======

Net Earnings Per Share:
 Primary                               $    .64      $    .41
                                        =======       =======
 Fully diluted                         $    .64      $    .41
                                        =======       =======

Weighted Average Number of Shares:
 Primary                                 10,162        12,579
                                         ======        ======
 Fully diluted                           10,169        12,582
                                         ======        ======











The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  NORTEK, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
             (In Thousands Except Per Share Amounts)

                                               For The
                                          Nine Months Ended
                                          -----------------
                                        Sept. 28,    Sept. 30,
                                           1996         1995
                                           ----         ----
                                             (Unaudited)

Net Sales                              $729,447      $572,582
                                        -------       -------

Costs and Expenses:
 Cost of products sold                  539,018       424,032
 Selling, general and
   administrative expense               147,657       119,248
                                        -------       -------
                                        686,675       543,280
                                        -------       -------
Operating earnings                       42,772        29,302
Interest expense                        (22,747)      (17,784)
Interest income                           4,075         4,782
Net gain on investment and
 marketable securities                      ---         2,000
                                        -------       -------
Earnings before provision
 for income taxes                        24,100        18,300
Provision for income taxes                9,400         7,400
                                        -------       -------

                                        -------       -------
   Net Earnings                        $ 14,700      $ 10,900
                                        =======       =======

Net Earnings Per Share:
 Primary                               $   1.35      $    .86
                                        =======       =======
 Fully diluted                         $   1.35      $    .86
                                        =======       =======

Weighted Average Number of Shares:
 Primary                                 10,845        12,663
                                         ======        ======
 Fully diluted                           10,859        12,664
                                         ======        ======






The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  NORTEK, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Amounts in Thousands)


                                               For the
                                          Nine Months Ended
                                          ------------------
                                         Sept. 28,    Sept. 30,
                                            1996        1995
                                            ----        ----
                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                             $14,700     $10,900
                                          ------      ------

Adjustments to reconcile net earnings
 to cash:
Depreciation and amortization             17,558      14,384
Net gain on investment and
 marketable securities                       ---      (2,000)
Deferred federal income tax (credit)
 provision from continuing operations       (875)      1,100
Changes in certain assets and liabilities,
 net of effects from acquisitions
 and dispositions:
  Accounts receivable, net               (22,084)    (15,970)
  Prepaids and other current assets        1,322        (989)
  Inventories                              3,702      (2,309)
  Accounts payable                        19,051       3,954
  Accrued expenses and taxes                (914)     (5,402)
  Long-term assets, liabilities and
   other, net                             (1,945)      1,377
                                          ------     -------
    Total adjustments to net earnings     15,815      (5,855)
                                          ------     -------
   Net Cash Provided by Operating
     Activities                           30,515       5,045
                                          ------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                     (13,576)    (11,120)
Purchase of investments and marketable
 securities                              (45,903)    (10,085)
Proceeds from sale of investments and
 marketable securities                    37,905      20,772
Proceeds relating to businesses sold,
 net                                         ---       1,129
Other, net                                   146        (196)
                                          ------     -------
 Net Cash (Used in) Provided by
  Investing Activities                   (21,428)        500
                                         -------     -------

                  NORTEK, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Amounts in Thousands)
                           (Continued)

                                               For the
                                          Nine Months Ended
                                          ------------------
                                         Sept. 28,    Sept. 30,
                                            1996        1995
                                            ----        ----
                                              (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings                    11,488         ---
Payment of borrowings                    (12,143)       (633)
Purchase of Nortek Common and
 Special Common Stock                    (31,738)     (2,850)
Other, net                                    75          12
                                         -------     -------
 Net Cash Used in Financing
  Activities                             (32,318)     (3,471)
                                         -------     -------

Net (decrease) increase in
 unrestricted cash and investments       (23,231)      2,074
Unrestricted cash and investments at
 the beginning of the period              60,079      77,106
                                         -------     -------
Unrestricted cash and investments at
 the end of the period                  $ 36,848    $ 79,180
                                         =======     =======


Interest paid                           $ 27,670    $ 22,530
                                         =======     =======

Income taxes paid, net                  $ 13,490    $  3,508
                                         =======     =======






The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nortek, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Investment
For the Three Months Ended September 28, 1996 and September 30, 1995
(Dollar Amounts in Thousands)



                                                            Cumulative
                                                            Translation,
                                         Addi-                 Pension
                               Special  tional               and Other
                        Common Common  Paid-in    Retained    Adjust- Treasury
                         Stock  Stock  Capital    Earnings     ments     Stock
                        -----   -----  -------    --------   ---------   -----
                                            (Unaudited)



Balance, July 1, 1995  $15,829  $790  $134,631    $ 6,466   $(3,185) $(28,051)
5,056 shares of
 special common stock
 converted into 5,056
 shares of common
 stock                       5   (5)       ---        ---        ---       ---
299,851 shares of
 treasury stock
 acquired                  ---   ---       ---        ---        ---   (2,850)
Translation adjust-
 ment                      ---   ---       ---        ---       (18)       ---
Unrealized appreci-
 ation in marketable
 securities                ---   ---       ---        ---        38       ---
Net earnings               ---   ---       ---      5,200       ---       ---
                        ------   ---   -------     ------      -----   -------
Balance, September 30,
 1995                  $15,834  $785  $134,631    $11,666   $(3,165) $(30,901)
                        ======   ===   =======     ======     ======   =======

Balance, June 29,
 1996                  $15,916  $758  $134,746    $23,966   $(3,193) $(64,454)
5,319 shares of
 special common stock
 converted into 5,319
 shares of common
 stock                       5   (5)       ---        ---       ---       ---
Translation adjustment     ---   ---       ---        ---       335       ---
Unrealized appreciation
 in marketable
 securities                ---   ---       ---        ---        97       ---
Net earnings               ---   ---       ---      6,500       ---       ---
                        ------   ---   -------     ------     ------   -------
Balance, September 28,
 1996                  $15,921  $753  $134,746    $30,466   $(2,761) $(64,454)
                        ======   ===   =======     ======     ======   =======

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nortek, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Investment
For the Nine Months Ended September 28, 1996 and September 30, 1995
(Dollar Amounts in Thousands)
                                                          Cumulative
                                                         Translation,
                                       Addi-               Pension
                              Special  tional             and Other
                      Common   Common Paid-in   Retained   Adjust-   Treasury
                      Stock    Stock  Capital   Earnings    ments     Stock
Balance, December 31, -----    -----  ------- -----------  --------   -----
                           `                (Unaudited)

 1994               $15,814    $802  $134,627  $    766   $(6,168) $(28,051)
16,920 shares of
 special common
 stock converted
 into 16,920 shares
 of common stock         17    (17)       ---       ---        ---       ---
3,600 shares of
 common stock issued
 upon exercise of
 stock options            3     ---         4       ---        ---       ---
300,055 shares of
 treasury stock
 acquired               ---     ---       ---       ---        ---   (2,850)
Translation adjust-
 ment                   ---     ---       ---       ---        481       ---
Unrealized appreci-
 ation in marketable
 securities             ---     ---       ---       ---      2,522       ---
Net earnings            ---     ---       ---    10,900        ---       ---
                    -------   -----  --------   -------   -------- ---------
Balance, September 30,
 1995               $15,834    $785  $134,631   $11,666   $(3,165) $(30,901)
                    =======   =====  ========   =======   ======== =========

Balance, December 31,
 1995               $15,883    $774  $134,690   $15,766   $(2,742) $(33,080)
21,025 shares of
 special common stock
 converted into
 21,025 shares of
 common stock            21    (21)       ---       ---        ---       ---
16,843 shares of
 common stock issued
 upon exercise of
 stock options           17     ---        56       ---        ---       ---
2,117,314 shares of
 treasury stock
 acquired               ---     ---       ---       ---        ---  (31,374)
Translation adjust-
 ment                   ---     ---       ---       ---        396       ---
Unrealized decline
 in marketable
 securities             ---     ---       ---       ---      (415)       ---
Net earnings            ---     ---       ---    14,700        ---       ---
                     ------     ---   -------    ------     ------    ------
Balance, September 28,
 1996               $15,921    $753  $134,746   $30,466   $(2,761) $(64,454)
                    =======   =====  ========   =======   ======== =========


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       NORTEK, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 September 28, 1996 AND September 30, 1995

 (A) The unaudited condensed consolidated financial statements presented ("Unaudited Financial Statements") have been prepared by Nortek, Inc. and include all of its wholly-owned subsidiaries (the "Company") after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, although, the Company believes that the disclosures included are adequate to make the information presented not misleading. Certain amounts in the Unaudited Financial Statements for the prior periods have been reclassified to conform to the presentation at September 28, 1996. It is suggested that these Unaudited Financial Statements be read in conjunction with the financial statements and the notes included in the Company's latest Annual Report on Form 10-K.

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

     The following table presents the approximate unaudited pro forma operating results of the Company for the third quarter and first nine months of 1995 and the year ended December 31, 1995, as adjusted for the pro forma effect of the acquisitions discussed above, assuming that these transactions occurred at January 1, 1995:

                              Three Months  Nine Months
                                 Ended         Ended      Year Ended
                               Sept. 30,     Sept. 30,     Dec. 31,
                                  1995          1995         1995
                              ------------   ----------   ----------
                                     (Amounts in Thousands except
                                          per share amounts)

     Net sales                  $225,292     $669,269     $886,210
     Operating earnings           11,715       34,136       47,355
     Net earnings                  5,400       10,800       15,100
     Fully diluted net earnings
      per share                 $    .43     $    .85     $   1.20

                       NORTEK, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 September 28, 1996 AND September 30, 1995
                                (Continued)


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

(E) At September 28, 1996 and December 31, 1995, the reduction in the Company's stockholders' investment for gross unrealized losses was approximately $825,000 and $410,000, respectively. At September 28, 1996, there were no gross unrealized gains on the Company's marketable securities.

                       NORTEK, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 September 28, 1996 AND September 30, 1995
                                (Continued)


     In the second quarter of 1995, the Company recorded a pre-tax loss of approximately $200,000 ($.02 per share, net of tax) on the sale of marketable securities.

     In the third quarter of 1995, the Company sold its investment in the preferred stock of a subsidiary previously sold, which resulted in a pre-tax gain of approximately $2,200,000 ($.17 per share, net of tax).

(F) The tax effect of temporary differences which gave rise to significant portions of deferred income tax assets and liabilities as of September
     28, 1996 and December 31, 1995 is as follows:

                                              Sept. 28,      Dec. 31,
                                                 1996         1995
                                                 ----         ----
                                               (Amounts in Thousands)
     U. S. Federal Prepaid (Deferred)
     Income Tax Assets Arising From:
       Accounts receivable                     $ 1,579     $ 1,425
       Inventory                                  (397)       (577)
       Insurance reserves                        5,990       6,036
       Other reserves, liabilities
          and assets, net                       12,228      12,216
                                                ------      ------
                                               $19,400     $19,100
                                                ======      ======
     Deferred (Prepaid) Income Tax
     Liabilities Arising From:
       Property and equipment, net             $15,522     $15,233
       Prepaid pension assets                    1,049       1,323
       Insurance reserves                         (273)       (273)
       Other reserves, liabilities and
          assets, net                            7,373       8,797
       Capital loss carryforward                (7,313)     (7,260)
       Other, net                               (1,741)     (1,658)
       Valuation allowances                     10,579      11,618
                                                ------      ------
                                               $25,196     $27,780
                                                ======      ======

     At September 28, 1996, the Company has a capital loss carryforward of approximately $20,893,000, of which approximately $17,500,000 expires in the year 1997. The Company has provided a valuation allowance equal to the tax effect of capital loss carryforwards and certain other tax assets, since realization of these tax assets cannot be reasonably assured. At September 28, 1996, the Company has approximately $1,271,000 of net U. S. Federal prepaid income tax assets which are expected to be realized through future operating earnings.

                       NORTEK, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 September 28, 1996 AND September 30, 1995
                                (Continued)

     The  table below reconciles the federal statutory income tax  rate  to the  effective  tax rate from continuing operations  of  approximately
     40.9%  and  34.2% in the third quarter of 1996 and 1995,  respectively and  39%  and  40.4%  in  the  first nine months  of  1996  and  1995, respectively.
                                       Three                 Nine
                                    Months Ended         Months Ended
                                    ------------         ------------
                               Sept. 28,  Sept. 30,  Sept. 28,  Sept. 30,
                                  1996       1995       1996       1995
                                  ----       ----       ----       ----
                                       (Amounts in Thousands)
     Provision for income taxes
      at the federal statutory
      rate                        $3,850    $2,765     $8,435     $6,405
     Net change from statutory
      rate:
     State taxes, net of federal
      tax effect                     293       195        780        585
     Non-deductible amortization
      for tax purposes               278       184        800        553
     Other non-deductible
      items                           81       163        200        243
     Change in valuation reserve     199      (730)      (549)      (660)
     Product development tax
      credit from foreign
      operations                     (90)       ---      (314)        ---
     Tax effect on foreign income   (111)       73         48        224
     Other, net                      ---        50        ---         50
                                   -----     -----      -----      -----
     Provision for income taxes
      from continuing operations  $4,500    $2,700     $9,400     $7,400
                                   =====     =====      =====      =====


(G) On April 26, 1996, the Company purchased 1,189,809 shares of its common stock, or approximately 10.6% of its outstanding shares, from three of its directors, who also resigned from the Company's Board of Directors, for approximately $20,200,000. The Company accounted for such share purchases as Treasury Stock. From the date the Company authorized a stock purchase program on November 16, 1995, through September 28, 1996 the Company purchased 2,301,009 shares of its Common Stock for approximately $33,238,197 in cash, in negotiated and open market transactions. Had these shares been purchased as of January 1, 1995, unaudited pro forma net earnings and fully diluted net earnings per share would have been:

                       NORTEK, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 September 28, 1996 AND September 30, 1995
                                (Continued)

                                                                    Year
                         Three Months Ended   Nine Months Ended    Ended
                       Sept. 28, Sept. 30,   Sept. 28, Sept. 30,  Dec. 31,
                          1996      1995        1996     1995       1995
                          ----      ----        ----     ----       ----
                         (Amounts in Thousands except per share amounts)

     Net Earnings        $6,500    $4,900    $14,400  $10,100    $13,900
                          =====     =====     ======   ======     ======
     Fully diluted net
      earnings per
       share             $  .64    $  .48    $  1.41  $   .96    $  1.36
                          =====     =====     ======   ======     ======

     On October 25, 1996, the Board of Directors of Nortek, Inc. authorized the repurchase of up to 500,000 shares of the Company's Common Stock in open-market or negotiated transactions subject to market conditions and cash availability.

(H) At September 28, 1996, approximately $6,021,270 was available for the payment of cash dividends or stock payments under the terms of the Company's Indenture governing the 9 7/8% Notes.

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

                       NORTEK, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 September 28, 1996 AND September 30, 1995
                                (Continued)


(K) The accompanying unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 1995 includes approximately $2,874,000 of cash proceeds from the sale of the preferred stock of a subsidiary previously sold (see Note E) and approximately $1,745,000 of cash paid relating to a business sold.

     Significant unaudited non-cash financing and investing activities excluded from the accompanying unaudited condensed consolidated statement of cash flows include a decrease of approximately $415,000 in the nine months ended September 28, 1996 and an increase of approximately $2,522,000 in the first nine months of 1995 in the approximate market price of marketable securities available for sale.

     Depreciation and amortization expense included in the Company's unaudited condensed consolidated statement of cash flows for the nine months ended September 28, 1996 and September 30, 1995, includes approximately $1,000,000 and approximately $800,000, respectively, and approximately $350,000 and approximately $300,000 for the third quarter of 1996 and 1995, respectively, of amortization of deferred debt expense and debt discount, which is recorded as interest expense in the accompanying unaudited condensed consolidated statement of operations.

                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 28, 1996
      AND THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995


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

Results of Operations



The tables below and on the next page set forth, for the periods presented,
(a) certain unaudited consolidated operating results, (b) the change in the amount  and the percentage change of such results as compared to the  prior comparable period, (c) the percentage which such results bears to net sales and  (d) the change of such percentages as compared to the prior comparable
period.   The  results of operations for the third quarter ended  September
28, 1996 are not necessarily indicative of the results of operations to  be expected for any other interim period or the full year.
                                                      Change in the
                             Third Quarter Ended    Third Quarter 1996
                             -------------------
                              Sept. 28, Sept. 30,  as Compared to 1995
                                 1996      1995        $         %
                                 ----      ----      -----     -----
                                    (Dollar amounts in millions)


Net sales                      $248.2     $193.6      54.6      28.2%
Cost of products sold           181.8      143.9     (37.9)    (26.3)
Selling, general and
  administrative expense         49.4       39.6      (9.8)    (24.7)
Operating earnings               17.0       10.1       6.9      68.3
Interest expense                 (7.3)      (5.9)     (1.4)    (23.7)
Interest income                   1.3        1.5       (.2)    (13.3)
Gain on sale of investment
  securities                      ---        2.2      (2.2)   (100.0)
Earnings before provision
  for income taxes               11.0        7.9       3.1      39.2
Provision for income taxes        4.5        2.7      (1.8)    (66.7)
                                -----      -----       ---     -----
Net earnings                   $  6.5     $  5.2       1.3      25.0%
                                 =====     =====       ====    =====

                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 28, 1996
      AND THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995
                                (Continued)

                                                      Change in
                          Percentage of Net Sales     Percentage
                            Third Quarter Ended     for the Third
                            Sept. 28,  Sept. 30,     Quarter 1996
                               1996      1995    as compared to 1995
                               ----      ----    -------------------

Net sales                     100.0%    100.0%           ---
Cost of products sold          73.3      74.3            1.0
Selling, general and
 administrative expense        19.9      20.5             .6
Operating earnings              6.8       5.2            1.6
Interest expense               (2.9)     (3.0)            .1
Interest income                  .5        .8            (.3)
Gain on sale of investment
 securities                     ---       1.1           (1.1)
Earnings before provision
 for income taxes               4.4       4.1             .3
Provision for income taxes      1.8       1.4            (.4)
                               ----      ----             ---
Net earnings                    2.6       2.7            (.1)
                               ====      ====             ===

The tables below and on the next page set forth, for the periods presented,
(a) certain unaudited consolidated operating results, (b) the change in the amount  and the percentage change of such results as compared to the  prior comparable period, (c) the percentage which such results bears to net sales and  (d) the change of such percentages as compared to the prior comparable period.  The results of operations for the nine months ended September  28,
1996  are  not  necessarily indicative of the results of operations  to  be expected for any other interim period or the full year.
                                                    Change in the
                             Nine Months Ended     Nine Months 1996
                            Sept. 28,  Sept. 30, as Compared to 1995
                               1996      1995       $           %
                               ----      ----     -----        ----
                                  (Dollar amounts in millions)

Net sales                    $729.4    $572.5      156.9       27.4%
Cost of products sold         539.0     424.0     (115.0)     (27.1)
Selling, general and
 administrative expense       147.6     119.2      (28.4)     (23.8)
Operating earnings             42.8      29.3       13.5       46.1
Interest expense              (22.8)    (17.8)      (5.0)     (28.1)
Interest income                 4.1       4.8        (.7)     (14.6)
Net gain on investment and
 marketable securities          ---       2.0       (2.0)    (100.0)
Earnings before provision
 for income taxes              24.1      18.3        5.8       31.7
Provision for income taxes      9.4       7.4       (2.0)     (27.0)
                              -----     -----       ----      -----
Net earnings                 $ 14.7    $ 10.9      $ 3.8       34.9%
                              =====     =====       ====      =====

                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 28, 1996
      AND THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995
                                (Continued)


                                                      Change in
                          Percentage of Net Sales     Percentage
                             Nine Months Ended       for the Nine
                            Sept. 28,  Sept. 30,    Months 1996 as
                               1996      1995      Compared to 1995
                               ----      ----      ----------------



Net sales                     100.0%    100.0%            ---
Cost of products sold          73.9      74.1             .2
Selling, general and
 administrative expense        20.2      20.8             .6
Operating earnings              5.9       5.1             .8
Interest expense               (3.1)     (3.1)            ---
Interest income                  .6        .8            (.2)
Net gain on investment and
 marketable securities          ---        .4            (.4)
Earnings before provision
 for income taxes               3.4       3.2             .2
Provision for income taxes      1.0       1.3             .3
                               ----     -----             ---
Net earnings                    2.4%      1.9             .5
                               ====     =====             ===


The following table presents the net sales for the Company's principal product groups for the third quarter and nine months ended September 28, 1996 as compared to the third quarter and nine months ended September 30, 1995 and the amount and the percentage change of such results as compared to the prior comparable period. The results of operations for the third quarter and first nine months are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

                                        Third Quarter Ended
                              ---------------------------------------
                              Sept. 28, Sept. 30,        Increase
                                                     ----------------

                                 1996      1995        $         %
                                 ----      ----      -----     ------
                                          (000's omitted)
Net Sales:
 Residential Building
  Products                    $102,900  $ 64,518   $38,382      59.5%
 Air Conditioning and
  Heating Products             110,042    95,707    14,335      15.0
 Plumbing Products              35,285    33,342     1,943       5.8
                               -------   -------     -----      ----
 Total                        $248,227  $193,567   $54,660      28.2%
                               =======   =======    ======      ====

                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 28, 1996
      AND THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995
                                (Continued)

                                         Nine Months Ended
                              ---------------------------------------
                              Sept. 28, Sept. 30,        Increase
                                                    -----------------
                                 1996      1995        $         %
Net Sales:                       ----      ----      -----     -----
 (000's omitted)
 Residential Building
  Products                   $310,404   $194,597  $115,807      59.5%
 Air Conditioning and
  Heating Products            313,369    277,848    35,521      12.8
 Plumbing Products            105,674    100,137     5,537       5.5
                              -------    -------   -------      ----
 Total                       $729,447   $572,582  $156,865      27.4%
                              =======    =======   =======      ====

Operating Results

Net sales increased approximately $54,600,000, or approximately 28.2%, and increased approximately $156,900,000, or approximately 27.4%, for the third quarter and the first nine months of 1996, respectively, as compared to 1995. The Residential Building Products Group net sales increased principally as a result of acquisitions in the fourth quarter of 1995, which contributed approximately $31,900,000 and $103,600,000 in the third quarter and first nine months, respectively. Shipments of new and replacement air conditioning and heating ("HVAC") products to manufactured housing customers and increased sales levels of commercial and industrial HVAC products were the primary reasons for increased sales in the Air Conditioning and Heating Products Group. Modest sales price increases in certain product lines of the Residential Building Products Group, were also a factor, and were partially offset by lower sales prices of certain products in the Plumbing Products Group and certain residential HVAC products in the Air Conditioning and Heating Products Group. Sales levels in the third quarter of 1996 were lower than the second quarter of 1996, in part, as a result of an extended shutdown period for vacations by the Company's European subsidiaries, which is common practice in Europe, during which time there was limited sales or manufacturing activity.

Cost of products sold as a percentage of net sales decreased from approximately 74.3% in the third quarter of 1995 to approximately 73.3% in the third quarter of 1996, and decreased from approximately 74.1% in the first nine months of 1995 to approximately 73.9% in the first nine months of 1996. These decreases in the percentages principally resulted from a reduction in cost in the third quarter and the first nine months of 1996 of certain raw materials and components compared to costs in effect in 1995 and decreased overhead costs as a percentage of sales in the Residential Building Products and Air Conditioning and Heating Products Groups due to increased volume and improved efficiency. A reduction in unit costs of certain residential HVAC products in the Air Conditioning and Heating
Products Group was also a factor in the decreases in the percentages. These decreases were partially offset by the 1995 acquisitions, which have a higher level of

                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 28, 1996
      AND THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995
                                (Continued)

cost of sales to net sales than the overall group of businesses owned prior to the acquisitions, the effect of development and introduction of new products in Europe and by increased direct labor and overhead costs in the Plumbing Products Group. Overall, changes in cost of products sold as a percentage of net sales for one period as compared to another period may reflect the effect of a number of factors, including changes in the relative mix of products sold, the effect of changes in sales prices, the unit cost of products sold and changes in productivity levels.

Selling, general and administrative expense as a percentage of net sales decreased from approximately 20.5% in the third quarter of 1995 to approximately 19.9% in the third quarter of 1996 and from approximately 20.8% in the first nine months of 1995 to approximately 20.2% in the first nine months of 1996. The decrease in the third quarter and first nine months is due principally to the 1995 acquisitions which have a lower level of selling, general and administrative expense to net sales than the overall group of businesses owned prior to the acquisitions and increased sales levels without a proportionate increase in expense in all three of the Company's product groups, partially offset by the effect of limited sales activity during an extended shutdown period in the third quarter by the Company's European subsidiaries without a proportionate reduction in expense.

Segment  earnings were approximately $18,800,000 for the third  quarter  of
1996,  as  compared to approximately $11,700,000 for the third  quarter  of
1995, and approximately $51,700,000 for the first nine months of 1996 as compared to approximately $35,800,000 for the first nine months of 1995. Fourth quarter 1995 acquisitions contributed approximately $600,000 to segment earnings in the third quarter of 1996 and approximately $5,600,000 for the first nine months of 1996. Segment earnings have been reduced by depreciation and amortization expense of approximately $5,400,000 and approximately $4,400,000 for the third quarter of 1996 and 1995, respectively, and by approximately $16,500,000 and approximately $13,400,000 for the first nine months of 1996 and 1995, respectively. Acquisitions contributed approximately $1,100,000 and approximately $3,500,000 of the increase in depreciation and amortization expense in the third quarter and first nine months of 1996, respectively.

                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 28, 1996
      AND THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995
                                (Continued)


Foreign segment earnings, consisting primarily of the results of operations of the Company's Canadian and European subsidiaries, which manufacture built-in ventilating products, decreased to approximately 3.7% of segment earnings in the third quarter of 1996 from approximately 7.0% of such earnings in the third quarter of 1995 and increased to approximately 10.2% of segment earnings in the first nine months of 1996 from approximately 6.0% of such earnings in the first nine months of 1995. The decline in the third quarter 1996 was primarily attributable to an approximate 67%
increase in domestic segment earnings in 1996, as compared to a 15% decrease in foreign earnings and a decline in the segment earnings of the Company's European subsidiaries due to the extended shutdown period previously discussed. This decrease was partially offset by an improvement in the third quarter earnings in Canada due, in part, to a 1995 acquisition. The increase in the first nine months was primarily attributable to earnings of the Company's 1995 European and Canadian acquisitions. Sales and earnings derived from the international market are subject to the risks of currency fluctuations.

Operating earnings in the third quarter of 1996 increased approximately $6,900,000, or approximately 68.3%, as compared to the third quarter of 1995 and increased approximately $13,500,000, or approximately 46.1%, for the first nine months of 1996 as compared to 1995, primarily due to the factors previously discussed.

Interest expense in the third quarter of 1996 increased approximately $1,400,000, or approximately 23.7%, as compared to the third quarter of 1995, and increased approximately $5,000,000, or approximately 28.1%, as compared to the first nine months of 1995, primarily as a result of higher borrowings resulting from the 1995 acquisitions including existing short-term working capital borrowings of the acquired subsidiaries.

Interest income in the third quarter of 1996 decreased approximately $200,000, or approximately 13.3%, as compared to the third quarter of 1995, and decreased approximately $700,000, or approximately 14.6%, as compared to the first nine months of 1995, principally due to lower average invested balances of short-term investments and marketable securities and slightly lower yields.

                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 28, 1996
      AND THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995
                                (Continued)

The provision for income taxes was approximately $4,500,000 for the third quarter of 1996, as compared to approximately $2,700,000 for the third quarter of 1995 and was approximately $9,400,000 for the first nine months of 1996, as compared to approximately $7,400,000 for the first nine months of 1995. The provision in all periods except the third quarter of 1996 reflects the reversal of tax valuation reserves no longer required, including $670,000 in the third quarter of 1995 relating to the $2,200,000 gain on investment securities. The income tax rates principally differed from the United States Federal statutory rate of 35%, as a result of state income tax provisions, nondeductible amortization expense (for tax purposes), the change in tax valuation reserves, the effect of foreign income tax on foreign source income, in all periods and in 1996 from the effect of product development tax credits from foreign operations. (See Note F of the Notes to the Unaudited Financial Statements included elsewhere herein.)

Liquidity and Capital Resources
-------------------------------

The Company's primary sources of liquidity in 1996 and 1995 have been funds provided by subsidiary operations and unrestricted short-term investments and marketable securities. Unrestricted cash, investments and marketable securities were approximately $87,676,000 at September 28, 1996 as compared to $103,313,000 at December 31, 1995.

The Company's investment in marketable securities at September 28, 1996 consisted primarily of investments in United States Treasury securities, certificates of deposit and bank notes and at September 28, 1996, approximately $9,377,000 of the Company's cash and investments were pledged as collateral for insurance and other requirements and were classified as restricted in current assets in the Company's accompanying unaudited condensed consolidated balance sheet.

On November 16, 1995, the Company's Board of Directors authorized a program to purchase shares of the Company's Common Stock, subject to market conditions and cash availability. On April 26, 1996, the Company announced the purchase of 1,189,809 shares of its common stock, or approximately 10.6% of its outstanding shares, from three of its directors, who also resigned from the Company's Board of Directors, for approximately $20,200,000. From November 16, 1995 to September 28, 1996, the Company purchased 2,301,009 shares of its Common Stock for approximately $33,238,197. On October 25, 1996, the Board of Directors of Nortek, Inc. authorized the repurchase of up to 500,000 shares of the Company's Common
Stock in open-market or negotiated transactions subject to market conditions and cash availability. (See below and Note G of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 28, 1996
      AND THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995
                                (Continued)


At September 28, 1996, approximately $6,021,270 was available for the payment of cash dividends or stock payments under the terms of the Company's indenture governing the 9 7/8% Notes.

The Company's working capital and current ratio decreased from approximately $160,753,000 and 1.7:1, respectively, to approximately $145,698,000 and 1.6:1, respectively, between December 31, 1995 and September 28, 1996, principally as a result of purchases of the Company's common stock described above and the factors described below. Working capital included approximately $103,313,000 at December 31, 1995 and approximately $87,676,000 at September 28, 1996 of unrestricted cash, investments and marketable securities.

Accounts receivable increased approximately $22,617,000, or approximately 19.2%, between December 31, 1995 and September 28, 1996, while net sales increased approximately 21.9% in the third quarter of 1996 as compared to the fourth quarter of 1995. The increase in accounts receivable is principally as a result of increased net sales. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Significant increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on September 28, 1996 as compared to December 31, 1995. The Company has not experienced any significant changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in 1995 or 1996.

Inventories decreased approximately $2,807,000 or approximately 2.6%, between December 31, 1995 and September 28, 1996.

Accounts payable increased approximately $20,372,000 or approximately 27.9% between December 31, 1995 and September 28, 1996.

                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 28, 1996 AND THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995
                               (Continued)

Unrestricted cash and investments decreased approximately $23,231,000 from December 31, 1995 to September 28, 1996, principally as a result of the following:


                                                       Condensed
                                                      Consolidated
                                                       Cash Flows
                                                       ----------
Operating Activities--
 Cash flow from operations, net                      $ 31,383,000
 Increase in accounts receivable, net                 (22,084,000)
 Decrease in inventories                                3,702,000
 Increase in trade accounts payable                    19,051,000
 Decrease in accrued expenses and taxes                  (914,000)
Investing Activities--
 Purchase of marketable securities                    (45,903,000)
 Proceeds from the sale of marketable securities       37,905,000
 Capital expenditures                                 (13,576,000)
Financing Activities--
 Increase in borrowings                                11,488,000
 Payment of borrowings                                (12,143,000)
 Purchase of Nortek Common and Special
   Common Stock                                       (31,738,000)
Other, net                                               (402,000)
                                                      -----------
                                                     $(23,231,000)
                                                      ===========

The Company's debt-to-equity ratio increased from approximately 2.2:1 at December 31, 1995 to 2.5:1 at September 28, 1996, primarily as a result of the effect of the purchase of the Company's Common and Special Common Stock (see Note G of the Notes to the Unaudited Condensed Consolidated Financial Statements) and a slight net increase in borrowings, partially offset by net earnings for the first nine months of 1996. (See the Company's Unaudited Condensed Consolidated Statement of Stockholders' Investment included elsewhere herein.)

At  September 28,  1996,  the Company has approximately  $1,271,000  of net
U. S. Federal prepaid income tax assets which are expected to be realized through future operating earnings. (See Note F of Notes to the Unaudited Condensed Consolidated Financial Statements.)

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

                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 28, 1996
      AND THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995
                                (Continued)


The Company believes that its growth will be generated largely by internal growth in each of its product groups, augmented by strategic acquisitions. The Company regularly evaluates potential acquisitions which would increase or expand the market penetration of, or otherwise complement, its current product lines.

When used in this discussion, the words "believes," "anticipates," and "expects" and similar expressions are intended to identify forward-looking
statements.    Such   statements  are  subject   to   certain   risks   and
uncertainties, over which the Company has no control, which could cause actual results to differ materially from those projected. These risks and uncertainties include increases in raw material costs (including, among others, steel, copper, packaging material, plastics, resins and aluminum)
and   purchased  component  costs,  the  level  of  domestic  and   foreign
construction and remodeling activity affecting residential and commercial markets, interest rates, inflation, consumer spending levels, operating in international economies, the rate of sales growth, price and product competition, new product introduction, material shortages and product liability claims. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date thereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company, in this report, as well as the Company's periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.

                        PART II.  OTHER INFORMATION




Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------

             (a)    Exhibits

                    3.3 By-laws of Nortek, Inc. (as amended through September 19, 1996) (filed herewith).

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




     November 5, 1996
------------------------------
         (Date)