Form 10-K405
period 1996-12-31
NORTEK INC
filed 1997-02-21
CIK 72423

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               -----------------
                                   Form 10-K
             (Mark One)        ------------------
             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended December 31, 1996
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
(Address of principal executive offices)           (zip code)
Registrant's telephone number, including area code:(401) 751-1600


          Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange
           Title of each class              on which registered
           -------------------              -----------------------
    Common Stock, $1.00 par value           New York Stock Exchange
   Preference Stock Purchase Rights         New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                Title of Class
                                --------------
                     Special Common Stock, $1.00 par value

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 7, 1997 was $220,096,432. See Item 12.

The  number  of shares of Common Stock outstanding as of February 7,  1997  was
9,141,503.   The  number of shares of Special Common Stock  outstanding  as  of
February 7, 1997 was 499,824.

                      Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for use at its 1997 Annual Meeting of Shareholders are incorporated by reference into Part III.



                                    PART I

Item 1. Business

      The Company is a diversified manufacturer of residential and commercial building products, operating within three principal product groups: the Residential Building Products Group; the Air Conditioning and Heating ("HVAC") Products Group; and the Plumbing Products Group. Through these product groups, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the residential and commercial construction, manufactured housing, and the do-it-yourself and professional remodeling and renovation markets. (As used in this report, the terms "Company" and "Nortek" refer to Nortek, Inc., together with its subsidiaries, unless the context indicates otherwise. Such terms as "Company" and "Nortek" are used for convenience only and are not intended as a precise description of any of the separate corporations, each of which manages its own affairs.)

      As a result of acquisitions primarily in Europe and Canada in 1995 the Company has considerably expanded its foreign sales and earnings. See Note 9, Notes to Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference for information on foreign and domestic operations.

      The Company's domestic performance is dependent to a significant extent upon the levels of new residential construction, residential replacement and remodeling and non-residential construction, which are affected by such factors as interest rates, inflation, consumer spending habits and unemployment. In 1996 the Company's operations were affected by an increase in housing starts throughout the United States and Canada. In addition, the actions taken to reduce production costs and overhead levels and improve the efficiency and profitability of the Company's operations have enabled it to significantly increase operating earnings as well as to position the Company for growth. In the near term, the Company expects to operate in an environment of relatively stable levels of construction and remodeling activity.

      Inflation did not have a material effect on the Company's results of operations and financial condition until mid-1994, when the Company experienced significant increases in certain costs and expenses including raw material costs. These material costs continued to increase in 1995, while in 1996, cost increases subsided and the Company experienced decreases in certain costs and expenses including raw materials, as compared to prices in effect in 1995.

      Additional information concerning the Company's business is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7, Part II of this report (pages 14 through 23) and incorporated herein by reference.


Residential Building Products Group

   The Residential Building Products Group manufactures and distributes built-
in products primarily   for  the  residential  new   construction,   do-it-
yourself and professional remodeling and renovation markets. The principal products sold by the Group are kitchen range hoods, bath fans, combination units (fan, heater and light combinations) and bath cabinets. The Group is the largest supplier in the United States and Canada of range hoods, bath fans and combination units, indoor air quality products such as continuous-ventilation systems and energy-recovery ventilators and one of the leading suppliers in Western Europe, South America and the Middle East of luxury "Eurostyle" range hoods. Products are sold under the Broan(R), Nautilus(R), Venmar (R), Flair, vanEE (R), Rangaire(R) and Best(R) brand names, among others, to distributors and dealers of electrical and lighting products, kitchen and bath dealers, retail home centers and OEMs (original equipment manufacturers). Customers for the Group's products include residential and electrical contractors, professional remodelers and do-it-yourself homeowners. Other products sold by this Group include, among others, wireless security products, garage door openers, built-in home intercoms and entertainment systems, home automation systems, door chimes, paddle fans, central vacuum systems and fluorescent lighting fixtures. The Company's sales of kitchen range hoods accounted for approximately 16.4% of the Company's consolidated net sales in 1996.

      A key component of the Group's operating strategy is the introduction of new products which capitalize on the strong Broan (R), Nautilus(R), Venmar(R), Flair, vanEE(R), Rangaire(R) and Best(R) brand names and the extensive distribution system of the Group's businesses. Recent product introductions under these brand names include the Finesse (TM) contoured style range hood, Sensaire and Solitare Ultra Silent fans and fan lights, the Flair and vanEE(R) Super Compact Line of heat recovery cores and the Broan(R) stainless steel trash compactor. Consumer preferences are important in developing new products and establishing marketing strategies, and the Company believes that the Group's ability to develop new and improved product styles and features provides a significant competitive advantage.

      With respect to certain product lines, several private label customers account for a substantial portion of revenues. In 1996, approximately 24% of the total sales of the Group were made to private label customers.

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

      With respect to range hoods, bath fans, combination units and radio intercoms, the Company believes that the Group's primary competitor is NuTone, a subsidiary of Williams Holdings PLC. The market for bath cabinets is highly fragmented with no single dominant supplier. The Group's other products compete with many domestic and international suppliers in their various markets. The Group competes with suppliers of competitive products primarily on the basis of quality, distribution, delivery and price. Although the Group believes it competes favorably with respect to each of these factors, competition among suppliers of the Group's products is intense and certain of these suppliers have greater financial and marketing resources than the Group.

      The Group has 22 manufacturing plants and employed 2,697 full-time people as of December 31, 1996, 927 of whom are covered by collective bargaining agreements which expire in 1999, 2000 and 2002. The Company believes that the Group's relationships with its employees are satisfactory.


Air Conditioning and Heating Products Group

      The Air Conditioning and Heating Products Group manufactures and sells HVAC systems for custom-designed commercial applications and for manufactured and site-built residential housing. The Group's commercial products consist of HVAC systems which are custom-designed to meet customer specifications for commercial offices, manufacturing and educational facilities, hospitals, retail stores and governmental buildings. Such systems are primarily designed to operate on building rooftops (including large self-contained walk-in-units) or on individual floors within a building, and range from 40 to 600 tons of cooling capacity. The Group markets its commercial products under the Governair(R), Mammoth(R) and Temtrol(TM) brand names. For manufactured and site-built residential housing, the Group's products include central air conditioners, heat pumps, furnaces and a wide range of accessories marketed under the Intertherm(R), Softheat(R), Miller(R), Elect-Air(R) and Powermiser(R) brand names. Residential central air conditioning products range from 1.5 to 5 tons of cooling capacity and furnaces range from 45,000 BTU's to 144,000 BTU's of heating capacity. The Group's residential products also include portable and permanent electric baseboard heating products.

Commercial Products. The Group's commercial products include packaged rooftop units and air handlers, custom walk-in mechanical equipment rooms, individual floor by floor units and heat pumps. The market for commercial HVAC equipment is segmented between standard and custom-designed equipment. Standard equipment can be manufactured at a lower cost and therefore offered at substantially lower initial prices than custom-designed equipment. As a result, suppliers of standard equipment generally have a larger share of the overall commercial HVAC market than suppliers of custom-designed equipment, including the Group. However, because of certain building designs, shapes or other characteristics, the Company believes there are many applications for which custom-designed equipment is required or is more cost effective over the life of the building. Unlike standard equipment, the Group's commercial HVAC equipment can be designed to match the exact space, capacity and performance requirements of the customer. The Group sells its commercial products primarily to contractors, owners and developers of commercial office buildings, manufacturing and educational facilities, hospitals, retail stores and governmental buildings. The Group seeks to maintain strong relationships nationwide with design engineers, owners and developers, and the persons who are most likely to value the benefits and long-term cost efficiencies of the Group's custom-designed equipment.

      The Company estimates that slightly less than half of the Group's commercial sales in 1996 were attributable to replacement and retrofit activity, which typically is less cyclical than new construction activity and generally commands higher margins. The Group continues to develop product and marketing programs to increase penetration in the growing replacement and retrofit market.

     For many commercial applications, the ability to provide a custom-designed system is the principal concern of the customer. The Group's packaged rooftop and self-contained walk-in equipment rooms maximize a building's rentable floor space because they are located outside the building. In addition, factors relating to the manner of construction and timing of installation of commercial HVAC equipment can often favor custom-designed rather than standard systems. As compared with site-built and standard HVAC systems, the Group's systems are factory assembled and then installed, rather than assembled on site, permitting extensive testing prior to shipment. As a result, the Group's commercial systems can be installed later in the construction process than site-built systems, thereby saving the owner or developer construction and labor costs. The Group's individual floor units offer flexibility in metering and billing, a substantial advantage if a building is to be occupied in stages or where HVAC usage varies significantly from floor to floor.

      The Group's commercial products are marketed through independently owned manufacturers' representatives and an in-house sales, marketing and engineering group of 109 persons as of December 31, 1996. The independent representatives are typically HVAC engineers, a factor which is significant in marketing the Group's commercial products because of the design intensive nature of the market segment in which the Group competes.

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

      The principal factors affecting the market for the Group's residential HVAC products are the levels of manufactured housing shipments and housing starts and the demand for replacement and modernization of existing equipment. The Company anticipates that the replacement market will continue to expand as a large number of previously installed heating and cooling products become outdated or reach the end of their useful lives during the 1990s. This growth may be accelerated by a tendency among consumers to replace older heating and cooling products with higher efficiency models prior to the end of such equipment's useful life. The Company estimates that more than half of the Group's residential site-built sales of HVAC products in 1996 were attributable to the replacement market, which tends to be less cyclical than the new construction market. The market for residential cooling products, including those sold by the Group, is affected by spring and summer temperatures. The Group does not sell window air conditioners, a segment of the market which is highly seasonal and especially affected by spring and summer temperatures. The Company believes that the Group's ability to offer both heating and cooling products helps offset the effects of seasonality of the Group's sales.

      The Group sells its manufactured housing products to builders of manufactured housing and, through distributors, to manufactured housing retailers and owners of such housing. The majority of sales to builders of manufactured housing consist of furnaces designed and engineered to meet or exceed certain standards mandated by federal agencies, including HUD. These standards differ in several important respects from the standards for furnaces used in site-built residential homes. The after market channel of distribution includes sales of both new and replacement air conditioning units and heat pumps and replacement furnaces. The Company believes that the Group has one major competitor in this market, Evcon Industries, a subsidiary of York International Corporation, which markets its products under the "Evcon/Coleman" name.

      A substantial portion of site-built residential products have been introduced in the past several years, including a new line of furnaces and a reengineered line of high efficiency air conditioners and heat pumps.
Residential HVAC products for use in site-built homes are sold through independently-owned distributors who sell to HVAC contractors.

     Competition in the site-built residential HVAC market is intense, and many suppliers of such equipment have substantially greater financial and marketing resources than the Group and enjoy greater brand awareness. In these markets, the Group competes with, among others, Carrier Corporation, Rheem Manufacturing Company, Lennox Industries, The Trane Company and York International Corporation. The Group competes in both the manufactured housing and site-
built markets on the basis of breadth and quality of its product line, distribution, product availability and price. The Company believes that the Group competes favorably with respect to these factors.

     The Group has six manufacturing plants and employed 2,192 full-time people as of December 31, 1996, 256 of whom are covered under a collective bargaining agreement which expires in 1998. The Company believes that the Group's relationships with its employees are satisfactory.


Plumbing Products Group

     The Plumbing Products Group manufactures and sells vitreous china bathroom fixtures (including lavatories, toilet bowls, flush tanks, bidets and urinals), gelcoat and acrylic bathtubs, shower stalls and whirlpools, brass and die cast faucets and shower doors, and also markets stainless steel and enameled steel tubs and sinks. In addition to its standard product offerings, the Group also sells designer bathroom fixtures, 1.6 gallon water-efficient toilets, pressure balance tub-shower fittings and a variety of products that are accessible to physically challenged individuals. Products are sold under the URC(TM) and Universal-Rundle(R) brand names principally to wholesale plumbing distributors and retail home centers. End customers of the Group's products are generally home builders, do-it-yourself or buy-it-yourself homeowners, remodeling contractors and commercial builders.

      The Group sells its products to distributors and home centers primarily through independently owned manufacturer's representatives supported by 50 sales and marketing personnel employed by the Group as of December 31, 1996.

      The Group competes with many suppliers of plumbing and related products, several of which have greater financial and marketing resources than the Group and greater brand awareness. The Group's competitors include American Standard Inc., Eljer Industries, a subsidiary of Zurn Industries, Kohler Company and Mansfield, a subsidiary of Falcon Building Products, Inc. The Group competes primarily on the basis of service, quality, price, and breadth of product line offerings. The Group believes it competes favorably by offering quality products and customer service at a reasonable price and by developing products using new technologies.

      The Plumbing Products Group has eight manufacturing facilities and employed 1,355 full-time people as of December 31, 1996, approximately 910 of whom are covered by collective bargaining agreements which expire in 1997 and 1999. The Company believes that the Group's relationships with its employees are satisfactory.


GENERAL CONSIDERATIONS

Employees

     The Company employed approximately 6,497 persons at December 31, 1996.

Backlog

      Backlog expected to be filled during 1997 was approximately $113,638,000 at December 31, 1996 ($116,679,000 at December 31, 1995). Backlog is not regarded as a significant factor for operations where orders are generally for prompt delivery. While backlog stated for December 31, 1996 is believed to be firm, the possibility of cancellations makes it difficult to assess the firmness of backlog with certainty.

Research and Development

      The Company's research and development activities are principally new product development and represent approximately 1% of net sales.

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

Working Capital

      The carrying of inventories to support distributors and to permit prompt delivery of finished goods requires substantial working capital. Substantial working capital is also required to carry receivables. The acquisitions made by the Company in 1995 have historically financed a substantial portion of their demands for working capital through various short term financing arrangements and are expected to do so in the future. See "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations, beginning on page 20 of this report, incorporated herein by reference.


Executive Officers of the Registrant

Name                          Age            Position
----                          ---            --------
Richard L. Bready             52             Chairman, President and
                                             Chief Executive Officer

Almon C. Hall                 50             Vice President, Controller
                                             and Chief Accounting Officer

Richard J. Harris             60             Vice President and Treasurer

Siegfried Molnar              56             Senior Vice President -
                                             Group Operations

Kenneth J. Ortman             61             Senior Vice President -
                                             Group Operations

Kevin W. Donnelly             42             Vice President, General Counsel
                                             and Secretary

      The executive officers have served in the same or substantially similar executive positions with the Company for at least the past five years.
Executive Officers are elected annually by the Board of Directors of the Company and serve until their successors are chosen and qualified. Mr. Bready has an employment agreement with the Company providing for his employment as Chief Executive Officer through 1998. The Company's executive officers include only those officers of the Company who perform policy-making functions for the Company as a whole and have managerial responsibility for major aspects of the Company's overall operations. A number of other individuals who serve as officers of the Company's subsidiaries perform policy-making functions and have managerial responsibilities for the subsidiary or division by which they are employed, although not for the Company overall. Certain of these individuals could, depending on earnings of such unit, be more highly compensated than some executive officers of the Company.


Item 2. Properties

      Set forth below is a brief description of the location and general character of the principal administrative and manufacturing facilities and other material real properties of the Company, all of which the Company considers to be in satisfactory repair. All properties are owned, except for those indicated by an asterisk, which are leased.
                                                                   Approximate
Location                 Description                               Square Feet
--------                 -----------                               -----------
Union, IL                Manufacturing/Warehouse/Administrative       180,000
Hartford, WI             Manufacturing/Warehouse/Administrative       462,000
Old Forge, PA            Warehouse/Administrative                      40,000
Bensenville, IL          Warehouse/Administrative                      69,000*
Mississauga, ONT         Manufacturing/Administrative                 108,000
Dallas, TX               Manufacturing/Administrative                  71,000
Carlsbad, CA             Administrative                                30,000
Hong Kong                Manufacturing                                 20,000*
Waupaca, WI              Manufacturing                                 35,000
Fabriano, Italy          Manufacturing/Administrative                  97,500*
Cerreto d'Esi, Italy     Manufacturing/Administrative                 135,000
Montefano, Italy         Manufacturing/Administrative                  74,000
Cleburne, TX             Manufacturing/Administrative                 210,000
Drummondville, QUE       Manufacturing/Administrative                  66,000*
St. Leonard d'Aston, QUE Manufacturing/Administrative                  88,000
St. Peters, MO           Warehouse/Administrative                     250,000*
St. Louis, MO            Manufacturing                                214,000
Boonville, MO            Manufacturing                                250,000*
Chaska, MN               Manufacturing/Administrative                 230,000*
Oklahoma City, OK        Manufacturing/Administrative                 127,000
Okarche, OK              Manufacturing/Administrative                 135,000
Los Angeles, CA          Manufacturing/Administrative                 177,000
New Castle, PA           Manufacturing/Administrative                 424,000
Hondo, TX                Manufacturing/Administrative                 460,000
Monroe, GA               Manufacturing/Administrative                 416,000
Union Point, GA          Manufacturing/Administrative                 191,000
Ottumwa, IA              Manufacturing/Administrative                 135,000
Grand Prairie, TX        Manufacturing/Warehouse/Administrative        64,800*
Rensselaer, IN           Manufacturing/Administrative                 125,000
Chicago, IL              Manufacturing/Warehouse/Administrative       126,000
Providence, RI           Administrative                                20,400*


Item 3. Legal Proceedings

      The Company and its subsidiaries are subject to numerous federal, state and local laws and regulations, including environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company believes that it is in substantial compliance with the material laws and regulations applicable to it. The Company and its subsidiaries or former subsidiaries are involved in current, and may become involved in future, remedial actions under federal and state environmental laws and regulations which impose liability on companies to clean up, or contribute to the cost of cleaning up, sites at which their hazardous wastes or materials were disposed of or released. Such claims may relate to properties or business lines acquired by the Company after a release has occurred. In other instances, the Company may be partially liable under law or contract to other parties that have acquired businesses or assets from the Company for past practices relating to hazardous substances management. The Company believes that all such claims asserted against it, or such obligations incurred by it, will not have a material adverse effect upon the Company's financial condition or results of operations. Expenditures in 1995 and 1996 to evaluate and remediate such sites were not material. However, the Company is presently unable to estimate accurately its ultimate financial exposure in connection with identified or yet to be identified remedial actions due among other reasons to: (i) uncertainties surrounding the nature and application of environmental regulations, (ii) the Company's lack of information about additional sites at which it may be listed as a potentially responsible party ("PRP"), (iii) the level of clean-up that may be required at specific sites and choices concerning the technologies to be applied in corrective actions and
(iv) the time periods over which remediation may occur. Furthermore, since liability for site remediation is joint and several, each PRP is potentially wholly liable for other PRPs that become insolvent or bankrupt. Thus, the solvency of other PRPs could directly affect the Company's ultimate aggregate clean-up costs. In certain circumstances, the Company's liability for clean-up costs may be covered in whole or in part by insurance or indemnification obligations of third parties.

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


Item 4. Submission of Matters to a Vote of Security Holders

      At the Annual Meeting of Stockholders held on October 25, 1996, the following directors were elected by the following votes:

     By the holders of Common Stock voting separately as a class.

     NAME                               FOR            WITHHELD
     ----                               ---            --------
Class I (for a term expiring
at the 1999 Annual Meeting)

 J. Peter Lyons                       6,991,754         510,293


     By the holders of Common Stock and Special Common Stock voting together as a class.

     NAME                               FOR            WITHHELD
     ----                               ---            --------
Class I (for a term expiring
at the 1999 Annual Meeting)

  William I. Kelly                   10,819,681         501,366


Members of the Board of Directors continuing in office after the meeting:

   Class II (for a term expiring              Richard J. Harris
   at the 1997 Annual Meeting)

   Class III (for a term expiring             Richard L. Bready
   at the 1998 Annual Meeting)                Philip B. Brooks


The other matter voted upon at the meeting and the vote was as follows:

   Shareholder Proposal - Amendment to Strike Section 3.4 of the Company's By-laws.

    FOR             AGAINST        ABSTAIN        BROKER NON-VOTE
    ---             -------        -------        ---------------
  1,242,974        7,288,310        85,484            2,704,279



PART II


Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

      Stockholders of record of Nortek Common and Special Common Stock at February 7, 1997, numbered 3,423 and 2,682, respectively. There were no dividends declared on the Common and Special Common Stock in 1995 or 1996. The high and low sales prices of Nortek's Common Stock traded on the New York Stock Exchange in each quarter of 1996 and 1995 were:

1996
Quarter        High      Low
-------        ----      ---
First          12 1/4     9 3/4
Second         16 1/8    11 5/8
Third          14 1/4    11
Fourth         20 5/8    13 1/2


1995
Quarter        High      Low
-------        ----      ---
First          11 7/8     9 3/8
Second         10 3/4     8 1/8
Third           9 1/2     7 3/8
Fourth         12 1/4     7 7/8

See Note 6, Notes to Consolidated Financial Statements.



Item 6. Consolidated Selected Financial Data
        Nortek, Inc. and Subsidiaries

                                  For the Five Years Ended December 31, 1996
                               ------------------------------------------------
                             1996      1995       1994       1993       1992
                             ----      ----       ----       ----       ----
                                   (In Thousands Except Per Share Amounts)
Consolidated Summary of
Operations:
 Net sales                 $969,798  $776,210   $737,160   $744,113   $799,979
 Operating earnings          60,052    41,084     50,017     30,346     20,436
 Loss on businesses sold        ---       ---     (1,750)   (20,300)   (14,500)
 Earnings (loss) from
   continuing operations     22,000    15,000     17,200    (12,600)   (21,000)
 Loss from discontinued
   operations                   ---       ---        ---        ---     (3,300)
 Extraordinary gain (loss)
   from debt retirements        ---       ---        200     (6,100)       100
 Cumulative effect of
   accounting changes           ---       ---        400     (2,100)       ---
 Net earnings (loss)         22,000    15,000     17,800    (20,800)   (24,200)

Financial Position:
 Unrestricted cash, invest-
   ments and marketable
   securities              $ 92,093  $103,313   $105,080   $ 82,498   $ 73,748
 Working capital            143,474   160,753    173,459    117,926    132,587
 Total assets               609,116   625,479    519,217    509,209    515,373
 Total debt--
   Current                   36,564    42,050      4,629     37,539      6,810
   Long-term                243,961   240,396    219,951    178,210    201,863
 Current ratio                1.7:1     1.7:1      2.1:1      1.6:1      1.9:1
 Debt to equity ratio         2.4:1     2.2:1      1.9:1      2.1:1      1.6:1
 Depreciation and amorti-
   zation                    23,726    18,977     17,960     20,726     23,644
 Capital expenditures        22,184    17,321     19,424     10,809      8,804
 Stockholders' investment   118,795   131,291    117,790    104,007    126,906
 Common and special common
   shares outstanding         9,873    12,074     12,550     12,542     12,526

Per Share:
 Earnings (loss) from continuing
 operations--
   Primary                    $2.07     $1.19      $1.35     $(1.00)    $(1.67)
   Fully diluted               2.05      1.19       1.34      (1.00)     (1.67)
 Net earnings (loss)--
   Primary                     2.07      1.19       1.40      (1.66)     (1.92)
   Fully diluted               2.05      1.19       1.39      (1.66)     (1.92)
 Stockholders' investment     12.03     10.87       9.39       8.29      10.13

See  Notes  2,  9  to  11  and Note 13 of the Notes to  Consolidated  Financial
Statements, and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, below, regarding the effect on operating results of acquisitions, businesses sold and other matters. There have not been any cash dividends declared or paid on the Company's Common or Special Common Stock during the past five years.


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


Results of Operations

The  following tables set forth, for the three years ended December  31,  1996,
(a) certain consolidated operating results, (b) the percentage change of such results as compared to the prior year, (c) the percentage which such results bears to net sales and (d) the change of such percentages as compared to the prior year:

                                                              Percentage
                                                                Change
                                                            --------------
                                  Year Ended December 31,   1995     1994
                                 -----------------------     to       to
                                  1996     1995     1994    1996     1995
                                  ----     ----     ----    ----     ----
                                   (Amounts in Millions)
Net sales                        $969.8   $776.2   $737.2   24.9%     5.3%
Cost of products sold             709.9    574.9    520.4  (23.5)   (10.5)
Selling, general and admini-
    strative expense              199.8    160.2    166.8  (24.7)     4.0
Operating earnings                 60.1     41.1     50.0   46.2    (17.8)
Interest expense                  (30.1)   (24.9)   (26.2) (20.9)     5.0
Interest income                     5.3      6.1      5.3  (13.1)    15.1
Net gain on investment and
    marketable securities            .7      2.0     ---   (65.0)     ---
Loss on business sold               ---    ---       (1.7)   ---    100.0
Earnings before provision
    for income taxes               36.0     24.3     27.4   48.1    (11.3)
Provision for income taxes         14.0      9.3     10.2  (50.5)     8.8
Earnings before extra-
    ordinary gain                  22.0     15.0     17.2   46.7    (12.8)
Extraordinary gain from
    debt retirements                ---      ---       .2    ---   (100.0)
Cumulative effect of an accounting
    change                          ---      ---       .4    ---   (100.0)
Net earnings                       22.0     15.0     17.8   46.7    (15.7)

                                                             Percentage
                                 Percentage of Net Sales       Change
                                                           -------------
                                  Year Ended December 31,   1995     1994
                                 -----------------------     to       to
                                  1996     1995     1994    1996     1995
                                  ----     ----     ----    ----     ----
Net sales                         100.0%   100.0%   100.0%   ---%     ---%
Cost of products sold              73.2     74.1     70.6     .9     (3.5)
Selling, general and admini-
    strative expense               20.6     20.6     22.6    ---      2.0
Operating earnings                  6.2      5.3      6.8     .9     (1.5)
Interest expense                   (3.1)    (3.2)    (3.6)    .1       .4
Interest income                      .6       .8       .7    (.2)      .1
Net gain on investment and
    marketable securities           ---       .2     ---     (.2)      .2
Loss on business sold               ---      ---      (.2)   ---       .2
Earnings before provision
    for income taxes                3.7      3.1      3.7     .6      (.6)
Provision for income taxes          1.4      1.2      1.4    (.2)      .2
Earnings before extra-
    ordinary gain                   2.3      1.9      2.3     .4      (.4)
Extraordinary gain
    from debt retirements           ---      ---     ---     ---      ---
Cumulative effect of an accounting
    change                          ---      ---       .1    ---      (.1)
Net earnings                        2.3      1.9      2.4     .4      (.5)

The following table presents the net sales for the Company's principal product groups for the three years ended December 31, 1996, and the percentage change of such results as compared to the prior year:

                                                                 Percentage
                                                                   Change
                                                                   ------
                                    Year  Ended December 31,   1995      1994
                                  -----------------------       to        to
                                  1996      1995      1994     1996      1995
                                  ----      ----      ----     ----      ----
Net Sales:                          (Amounts in Millions)
  Residential Building
     Products                    $418.6    $281.2    $265.2    48.9%      6.0%
  Air Conditioning and
     Heating Products             411.9     363.4     338.0    13.4       7.5
  Plumbing Products               139.3     131.6     134.0     5.9      (1.8)
                                  -----     -----     -----    ----      ----
     Total                       $969.8    $776.2    $737.2    24.9%      5.3%
                                  =====     =====     =====    ====      ====



Year Ended December 31, 1996 as Compared to the Year Ended December 31, 1995

Net sales increased approximately $193,600,000, or approximately 24.9%, as compared to 1995. The Residential Building Products Group net sales increased principally as a result of fourth quarter 1995 acquisitions, which contributed approximately $140,400,000 in 1996 as compared to approximately $24,600,000 in 1995. Shipments of new and replacement air conditioning and heating ("HVAC") products to manufactured housing customers and increased sales levels of commercial and industrial HVAC products were the primary reasons for increased sales in the Air Conditioning and Heating Products Group. Modest sales price increases in certain product lines of the Residential Building Products Group, were also a factor, and were partially offset by lower sales prices of certain products in the Plumbing Products Group and certain residential HVAC products in the Air Conditioning and Heating Products Group.

Cost of products sold as a percentage of net sales decreased from approximately 74.1% in 1995 to approximately 73.2% in 1996. The decrease in the percentage principally resulted from a reduction in cost in 1996 of certain raw materials and components compared to 1995 and decreased overhead costs as a percentage of sales in the Residential Building Products and Air Conditioning and Heating Products Groups due to increased volume and improved efficiency. These decreases were partially offset by the 1995 acquisitions, which have a higher level of cost of sales to net sales than the overall group of businesses owned prior to the acquisitions, the effect of the development and introduction of new products and the effect of an extended shut-down period in the third quarter in Europe and by increased direct labor costs in the Plumbing Products Group. Had all year-end inventory values been stated on a FIFO basis, year-end inventory would have been approximately $8,482,000 higher in 1996, approximately $10,550,000 higher in 1995 and approximately $6,710,000 higher in 1994. Overall, changes in cost of products sold as a percentage of net sales for one period as compared to another period may reflect the effect of a number of factors, including among others changes in the relative mix of products sold, the effect of changes in sales prices, the unit cost of products sold and changes in productivity levels.

Selling, general and administrative expense as a percentage of net sales was approximately 20.6% in 1995 and 1996. The fourth quarter 1995 acquisitions, which have a lower level of selling, general and administrative expense to net sales than the overall group of businesses owned prior to the acquisitions, and increased sales levels without a proportionate increase in expense in the Company's Plumbing Products Group in 1996 contributed to a decrease in the percentage which was offset by the effect of limited sales activity during an extended shutdown period in the third quarter by the Company's European subsidiaries without a proportionate reduction in expense and higher net unallocated expense.

Segment earnings were approximately $73,900,000 for 1996, as compared to approximately $48,700,000 for 1995. Segment earnings are operating earnings before corporate and other expenses that are not directly attributable to the Company's product groups. Fourth quarter 1995 acquisitions, included in the Residential Building Products Group, contributed approximately $8,400,000 to segment earnings in 1996 as compared to $1,050,000 in 1995.



Year Ended December 31, 1996 as Compared to the Year Ended December 31, 1995 (Continued)

Segment earnings have been reduced by depreciation and amortization expense of approximately $22,200,000 and approximately $17,600,000 for 1996 and 1995, respectively. Acquisitions accounted for approximately $5,100,000 of the depreciation and amortization expense in 1996 as compared to $750,000 in 1995. The overall increase in segment earnings was due principally to increased sales volume in each of the Company's operating groups, particularly increased sales volume of residential and commercial HVAC products and residential building products, the effect of increased sales from the fourth quarter 1995 acquisitions, and a reduction in the price paid for certain materials in each of the Company's operating groups and was affected by the factors noted above.


Foreign segment earnings, consisting primarily of the results of operations of the Company's Canadian and European subsidiaries, which manufacture built-in ventilating products, increased to approximately 11.4% of segment earnings in 1996 from approximately 6.1% of such earnings in 1995. The increase in 1996 was primarily attributable to an approximate 184.2% increase in foreign segment earnings in 1996, as compared to a 43.2% increase in domestic earnings. The increase in 1996 was primarily attributable to earnings of the Company's 1995 Canadian and European acquisitions. Sales and earnings derived from the international market are subject to the risks of currency fluctuations.

Operating   earnings   in   1996   increased  approximately   $19,000,000,   or
approximately 46.2%, as compared to 1995, primarily due to the factors previously discussed.

Interest expense in 1996 increased approximately $5,200,000, or approximately 20.9%, as compared to 1995, primarily as a result of higher borrowings resulting from the 1995 acquisitions including existing short-term working capital borrowings of the acquired subsidiaries.

Interest income in 1996 decreased approximately $800,000, or approximately 13.1%, as compared to 1995, principally due to lower average invested balances of short-term investments and marketable securities, principally resulting from the 1995 acquisitions and from purchases of the Company's capital stock, partially offset by increased cash from operating results.

The provision for income taxes was approximately $14,000,000 for 1996, as compared to approximately $9,300,000 for 1995. The provision for income taxes has been reduced by approximately $481,000 in 1996 and approximately $1,100,000 in 1995, respectively, reflecting the reversal of tax valuation reserves no longer required, of which approximately $263,000 in 1996 and $670,000 in 1995 are as a result of the gain on the sale of certain investments and marketable securities. The income tax rates principally differed from the United States Federal statutory rate of 35%, as a result of state income tax provisions, nondeductible amortization expense (for tax purposes), the changes in tax valuation reserves, the effect of foreign income tax on foreign source income, and in 1996 from the effect of product development tax credits from foreign operations. (See Note 4 of the Notes to the Consolidated Financial Statements included elsewhere herein.)




Year Ended December 31, 1995 as Compared to the Year Ended December 31, 1994

Net sales increased approximately $39,000,000, or approximately 5.3%, as compared to 1994, principally as a result of increased shipments of new and replacement HVAC products to manufactured housing customers, increased sales levels of commercial and industrial HVAC products by the Air Conditioning and Heating Products Group and acquisitions which contributed approximately $24,600,000 to net sales in 1995. These increases were partially offset by lower sales volume and prices of vitreous china products in the Plumbing Products Group.

Cost of products sold as a percentage of net sales increased from approximately 70.6% in 1994 to approximately 74.1% in 1995, primarily as a result of higher material costs in each of the Company's operating groups. Had all year end inventory values been stated on a FIFO basis, year end inventory would have been approximately $10,550,000 higher in 1995, approximately $6,710,000 higher in 1994, and approximately $4,982,000 higher in 1993. Increased direct labor and overhead costs in the Air Conditioning and Heating Products Group also contributed to the increased percentage. To a lesser extent, decreased sales levels without a proportionate decrease in overhead costs in Plumbing Products were also a factor. The increase in the percentage was partially offset by lower direct labor and overhead costs in the Residential Building Products Group.

Selling, general and administrative expense as a percentage of net sales decreased from approximately 22.6% in 1994 to approximately 20.6% in 1995, principally due to lower expense on increased HVAC product net sales, primarily to residential and manufactured housing customers and lower non-segment expense both as a result of the Company's cost containment measures. To a lesser extent, decreased expenses in the Plumbing Products Group was also a factor. The decrease in the percentage was partially offset by the effect of approximately $3,200,000 of income in 1994 from the settlement of insurance claims and disputes.

Segment earnings were approximately $48,700,000 for 1995, as compared to approximately $61,300,000 for 1994, as a result of the effect of the factors discussed below. Acquisitions in 1995, included in the Residential Building Products Group, contributed approximately $1,050,000 to segment earnings in 1995. Segment earnings have been reduced by depreciation and amortization expense of approximately $17,600,000 and $15,700,000 for 1995 and 1994, respectively. Acquisitions contributed approximately $750,000 of the increase in depreciation and amortization expense in 1995. The overall decline in segment earnings was due principally to increased material costs in each of the Company's operating groups, partially offset by higher earnings from increased sales volume of HVAC products, without a proportionate increase in expense, and lower selling, general and administrative expense (as a percentage of net sales) in the Air Conditioning and Heating Products and Plumbing Products
Groups. Approximately $1,600,000 of the decline in segment earnings resulted from the effect of income in the second quarter of 1994 from the settlement of insurance claims and disputes.



Year Ended December 31, 1995 as Compared to the Year Ended December 31, 1994 (Continued)

Foreign segment earnings in 1995, consisting primarily of the results of operations of the Company's Canadian and European subsidiaries, which manufacture built-in ventilating products, decreased to approximately 6.1% of segment earnings in 1995 from approximately 6.2% of such earnings in 1994. This decrease was primarily due to a decline in earnings in Canada due to the continued weakness in residential construction, partially offset by acquisitions and the effect of an approximate 21% decline in domestic segment earnings in 1995.

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

In the third quarter of 1995, the Company sold its investment in the preferred stock of a business previously sold, which resulted in a pre-tax gain of $2,200,000. (See Note 2 of the Notes to Consolidated Financial Statements included elsewhere herein.)

The provision for income taxes was approximately $9,300,000 in 1995, as compared to approximately $10,200,000 in 1994. The provision for income taxes as a percentage of pre-tax earnings was approximately 38.3% in 1995 and 37.2% in 1994. The provision for income taxes in 1995 has been reduced by approximately $1,100,000, reflecting the reversal of tax valuation reserves no longer required, of which $670,000 is as a result of the sale of certain investments and marketable securities. The provision for income taxes in 1994 has been reduced by approximately $1,600,000, principally reflecting the reversal of tax valuation reserves as a result of the realization of certain tax assets. The income tax rates also differ from the United States federal statutory rate of 35% as a result of state income tax provisions, nondeductible amortization expense (for tax purposes) and the effect of foreign income tax on foreign source income. (See Note 4 of the Notes to Consolidated Financial Statements included elsewhere herein.)


Liquidity and Capital Resources

The Company's primary sources of liquidity in 1996 and 1995 have been funds provided by subsidiary operations and unrestricted short-term investments and marketable securities. Unrestricted cash, investments and marketable securities were approximately $92,093,000 at December 31, 1996 as compared to $103,313,000 at December 31, 1995.

The  Company's  investment  in  marketable  securities  at  December  31,  1996 consisted primarily of investments in United States Treasury Notes and bank issued money market instruments and at December 31, 1996, approximately $5,681,000 of the Company's investments and marketable securities were pledged as collateral for insurance and other requirements and were classified as restricted in current assets in the Company's accompanying consolidated balance sheet.

During 1995 and 1996, the Company's Board of Directors authorized a number of programs to purchase shares of the Company's Common and Special Common Stock, subject to market conditions and cash availability. The programs included the purchase of 1,189,809 shares of its common stock, or approximately 10.6% of its outstanding shares on April 26, 1996 for approximately $20,200,000 from three of its directors, who also resigned from the Company's Board of Directors, and the most recent program which was announced on October 28, 1996, to purchase up to 500,000 shares of the Company's Common and Special Common Stock in open-market or negotiated transactions subject to market conditions and cash availability. From November 16, 1995 to February 7, 1997, the Company purchased approximately 2,757,000 shares of its Common and Special Common Stock for approximately $42,849,000 and accounted for such share purchases as Treasury Stock. (See below and Note 6 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

At February 7, 1997, approximately $683,607 was available for the payment of cash dividends or stock payments under the terms of the Company's indenture governing the 9 7/8% Notes.

The Company's working capital decreased from approximately $160,753,000 to approximately $143,474,000 between December 31, 1995 and December 31, 1996 while its current ratio was 1.7:1 at both dates, principally as a result of purchases of the Company's common stock described above and the factors described below. Working capital included approximately $103,313,000 at December 31, 1995 and approximately $92,093,000 at December 31, 1996 of unrestricted cash, investments and marketable securities.


Liquidity and Capital Resources (Continued)

Accounts receivable increased approximately $4,159,000, or approximately 3.5%, between December 31, 1995 and December 31, 1996, while net sales increased approximately 18.0% in the fourth quarter of 1996 as compared to the fourth quarter of 1995. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Significant increases or decreases in net sales near the end of any period generally result in changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on December 31, 1996 as compared to December 31, 1995. The Company has not experienced any significant changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in 1995 or 1996.

Inventories decreased approximately $12,394,000 or approximately 11.3%, between December 31, 1995 and December 31, 1996 and reflect, in part, the positive effect of changes in inventory control systems and other initiatives implemented during the past several years to reduce inventories in certain of the Company's businesses.

Accounts payable increased approximately $1,898,000 or approximately 2.6% between December 31, 1995 and December 31, 1996.

Unrestricted cash and cash equivalents increased approximately $3,831,000 from December 31, 1995 to December 31, 1996, principally as a result of the following:

                                                      Condensed
                                                      Consolidated
                                                      Cash Flows
                                                      ----------
Operating Activities--
 Cash flow from operations, net                       $43,176,000
 Increase in accounts receivable, net                  (3,626,000)
 Decrease in inventories                               12,196,000
 Decrease in prepaids and other current assets          4,620,000
 Increase in trade accounts payable                     2,090,000
 Decrease in accrued expenses and taxes                (8,840,000)
Investing Activities--
 Purchase of marketable securities                    (66,901,000)
 Proceeds from the sale of marketable securities       82,435,000
 Capital expenditures                                 (21,683,000)
Financing Activities--
 Increase in borrowings                                 9,609,000
 Payment of borrowings                                (13,701,000)
 Purchase of Nortek Common and Special
   Common Stock                                       (34,822,000)
Other, net                                               (722,000)
                                                       ----------
                                                      $ 3,831,000
                                                       ==========

The Company's debt-to-equity ratio increased from approximately 2.2:1 at December 31, 1995 to 2.4:1 at December 31, 1996, primarily as a result of the effect of the purchase of the Company's Common and Special Common Stock (see
Note 6 of the Notes to the Consolidated Financial Statements) partially offset by a slight net decrease in borrowings, and by net earnings for 1996.
(See the Company's Consolidated Statement of Stockholders' Investment included elsewhere herein.)

On April 1, 1996, the Company extended and amended its shareholder rights plan to March 31, 2006. Under the amended plan, each right previously issued under the plan in effect to date, or subsequently issued under the amended and restated plan, entitles shareholders to buy 1/100 of a share of a new series of preferred stock of Nortek at an exercise price of $72 per share, subject to adjustments for stock dividends, splits and similar events. (See Note 6 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

The Company believes that its growth will be generated largely by internal growth in each of its product groups, augmented by strategic acquisitions. The Company regularly evaluates potential acquisitions which would increase or expand the market penetration of, or otherwise complement, its current product lines.


Inflation, Trends and General Considerations

The Company's performance is dependent to a significant extent upon the levels of new residential construction, residential replacement and remodeling and non residential construction, all of which are affected by such factors as interest rates, inflation and unemployment. In recent periods, the Company's product groups have operated in an environment of increasing levels of construction and remodeling activity, including new housing starts which increased approximately 20% between 1990 and 1994, declined approximately 8.5% in 1995, and increased approximately 8.8% in 1996. New residential construction housing starts, however, remain below the levels experienced in the mid-l980s. The Company's operations have been affected by past difficult economic conditions in the northeastern United States, California and Canada. However, the actions taken to reduce production costs and overhead levels and improve the efficiency and profitability of the Company's operations have enabled it to significantly increase operating earnings, as well as to position the Company for growth. In the near term, the Company expects to operate in an environment of relatively stable levels of construction and remodeling activity. However, increases in interest rates could have a negative impact on the level of housing construction and remodeling activity.

Inflation did not have a material effect on the Company's results of operations and financial condition until mid-1994, when the Company experienced increases in certain costs and expenses including raw material costs. In 1995, material costs as a percentage of net sales increased by approximately 3.0%, as compared to 1994. In 1996, cost increases subsided and the Company experienced decreases in certain costs and expenses, including raw materials, as compared to prices in effect in 1995.



Forward Looking Statements

When used in this discussion, the words "believes," "anticipates," and "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, over which the Company has no control, which could cause actual results to differ materially from those projected. These risks and uncertainties include increases in raw material costs (including, among others, steel, copper, packaging material, plastics, resins and aluminum) and purchased component costs, the level of domestic and foreign construction and remodeling activity affecting residential and commercial markets, interest rates, inflation, consumer spending levels, operating in international economies, the rate of sales growth, price and product competition, new product introduction, material shortages and product liability claims. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date thereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company, in this report, as well as the Company's periodic reports on Forms 10-Q and 8-K filed with the Securities and Exchange Commission.


Item 8. Financial Statements and Supplementary Data

Financial statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 14(a) included elsewhere herein.


Item 9. Disagreements on Accounting and Financial Disclosure

Not applicable.



PART III


Item 10.  Directors and Executive Officers of the Registrant

See Election of Directors in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders, incorporated herein by reference. See also Part I, Item 1, Business-General Considerations-Executive Officers of the Registrant.


Item 11.  Executive Compensation

See Executive Compensation in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders, incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

See  Security  Ownership of Certain Beneficial Owners  and  Management  in  the
definitive   Proxy  Statement  for  the  Company's  1997  Annual   Meeting   of
Stockholders, incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

See Election of Directors in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders, incorporated herein by reference.
PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements and Schedules

    The following documents are filed as part of this report:

 1. Financial Statements:           Page No.

    Consolidated Statement of
      Operations for the three
      years ended December 31,
      1996                             27
    Consolidated Balance Sheet
      as of December 31, 1996
      and 1995                         28
    Consolidated Statement of
      Cash Flows for the three
      years ended December 31,
      1996                             30
    Consolidated Statement of
      Stockholders' Investment
      for the three years ended
      December 31, 1996                31
    Notes to Consolidated
      Financial Statements             33
    Report of Independent
      Public Accountants               52

 2. Financial Statement Schedules:

    Schedule II Valuation
      and Qualifying Accounts          53

 3. The exhibits are listed in the Exhibit Index, which is incorporated herein by reference.

(b) Reports on Form 8-K

     The following report on Form 8-K was filed by the Registrant during the last quarter of the period covered by this report:

          October 25, 1996, Item 5, Other Events.



                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 18, 1997.


                                     NORTEK, INC.


                                     By: /s/Richard L. Bready
                                         -----------------------------
                                         Richard L. Bready
                                         Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of February 18, 1997.


/s/Richard L. Bready                 /s/J.Peter Lyons
---------------------------------    -------------------------------
Richard L. Bready, Chairman          J. Peter Lyons, Director
of the Board and President
(principal executive officer)



/s/Richard J. Harris                 /s/William I. Kelly
----------------------------------   -------------------------------
Richard J. Harris, Vice President    William I. Kelly, Director
and Treasurer (principal financial
officer) and Director



/s/Almon C. Hall                     /s/Phillip L. Cohen
---------------------------------    -------------------------------
Almon C. Hall, Vice President        Phillip L. Cohen, Director
and Controller (principal
accounting officer)




Nortek, Inc. and Subsidiaries
Consolidated Statement of Operations

                                        For the Years Ended December 31,
                                        --------------------------------
                                           1996       1995        1994
                                          ----        ----        ----
                                    (In Thousands Except Per Share Amounts)

Net Sales                               $969,798   $776,210    $737,160
                                         -------    -------     -------
Costs and Expenses:
Cost of products sold                    709,875    574,929     520,328
Selling, general and administrative
 expense                                 199,871    160,197     166,815
                                         -------    -------     -------
                                         909,746    735,126     687,143
                                         -------    -------     -------
Operating earnings                        60,052     41,084      50,017
Interest expense                         (30,113)   (24,918)    (26,162)
Interest income                            5,311      6,134       5,295
Net gain on investment and
 marketable securities                       750      2,000         ---
Loss on business sold                        ---        ---      (1,750)
                                         -------    -------     -------
Earnings before provision
 for income taxes                         36,000     24,300      27,400
Provision for income taxes                14,000      9,300      10,200
                                         -------    -------     -------
Earnings before extraordinary
 gain                                     22,000     15,000      17,200
Extraordinary gain from debt
 retirements                                 ---        ---         200
                                         -------    -------     -------
Earnings before the cumulative
 effect of an accounting change           22,000     15,000      17,400
Cumulative effect of an accounting change    ---        ---         400
                                         -------    -------     -------
Net Earnings                            $ 22,000   $ 15,000    $ 17,800
                                         =======    =======     =======
Net Earnings Per Share:
Earnings before extraordinary gain

 Primary                                $   2.07   $   1.19    $   1.35
 Fully diluted                          $   2.05   $   1.19    $   1.34
Extraordinary gain
 Primary                                     ---         ---        .02
 Fully diluted                               ---         ---        .02
Cumulative effect of an accounting change
 Primary                                     ---         ---        .03
                                            ----        ----       ----
 Fully diluted                               ---         ---        .03
                                            ----        ----       ----
Net Earnings
 Primary                                $   2.07   $   1.19    $   1.40
                                            ====       ====        ====
 Fully diluted                          $   2.05   $   1.19    $   1.39
                                            ====       ====        ====
Weighted Average Number of Shares:
 Primary                                  10,641     12,569      12,707
                                          ======     ======      ======
 Fully diluted                            10,722     12,620      13,144
                                          ======     ======      ======

The  accompanying  notes  are an integral part of these  financial  statements.



Nortek, Inc. and Subsidiaries
Consolidated Balance Sheet

                                                   December 31,
                                                ------------------
Assets                                           1996        1995
                                                 ----        ----
                                              (Amounts in Thousands)
Current Assets:
Unrestricted
  Cash and cash equivalents                    $ 41,042    $ 37,211
  Marketable securities available for sale       51,051      66,102
Restricted
  Investments and marketable
     securities at cost, which approximates
     market                                       5,681       9,411
Accounts receivable, less allowances
  of $4,356,000 and $4,546,000                  122,176     118,017
Inventories
  Raw materials                                  36,765      42,601
  Work in process                                12,717      14,319
  Finished goods                                 48,176      53,132
                                                -------     -------
                                                 97,658     110,052
                                                -------     -------

Prepaid expenses and other current assets        14,940      16,927
Prepaid income taxes                             20,000      19,100
                                                -------     -------
     Total current assets                       352,548     376,820
                                                -------     -------

Property and Equipment, at Cost:
Land                                              7,046       6,508
Buildings and improvements                       72,954      69,125
Machinery and equipment                         174,064     157,884
                                                -------     -------
                                                254,064     233,517
Less accumulated depreciation                   112,645      97,255
                                                -------     -------
     Total property and equipment, net          141,419     136,262
                                                -------     -------
Other Assets:
Goodwill, less accumulated amortization
  of $26,948,000 and $23,978,000                 91,578      91,347
Deferred debt expense                             6,647       7,574
Other                                            16,924      13,476
                                                -------     -------
                                                115,149     112,397
                                                -------     -------
                                               $609,116    $625,479
                                                =======     =======

The accompanying notes are an integral part of these financial statements.



Nortek, Inc. and Subsidiaries
Consolidated Balance Sheet
(Continued)

                                                    December 31,
                                                  ------------------
                                                  1996        1995
                                                   ----       ----
                                               (Amounts in Thousands)
Liabilities and Stockholders' Investment

Current Liabilities:
Notes payable and other short-term
  obligations                                  $ 25,334    $ 30,226
Current maturities of long-term debt             11,230      11,824
Accounts payable                                 74,945      73,047
Accrued expenses and taxes, net                  97,565     100,970
                                                -------     -------
     Total current liabilities                  209,074     216,067
                                                -------     -------
Other Liabilities:
Deferred income taxes                            22,588      27,780
Other                                            14,698       9,945
                                                -------     -------
                                                 37,286      37,725
                                                -------     -------
Notes, Mortgage Notes and Obligations
  Payable, Less Current Maturities              243,961     240,396
                                                -------     -------
Commitments and Contingencies (Note 8)

Stockholders' Investment:
Preference stock, $1 par value; authorized
  7,000,000 shares, none issued                     ---         ---
Common stock, $1 par value; authorized
  40,000,000 shares; 15,965,585 and
  15,883,427 shares issued                       15,966      15,883
Special common stock, $1 par value;
  authorized 5,000,000 shares; 784,169 and
  774,366 shares issued                             784         774
Additional paid-in capital                      135,028     134,690
Retained earnings                                37,766      15,766
Cumulative translation, pension
  and other adjustments                          (3,212)     (2,742)
Less --treasury common stock at cost,
      6,599,645 and 4,306,706 shares            (65,805)    (31,351)
     --treasury special common stock
      at cost, 276,910 and 276,784
      shares                                     (1,732)     (1,729)
                                                -------     -------
     Total stockholders' investment             118,795     131,291
                                                -------     -------
                                               $609,116    $625,479
                                                =======     =======

The accompanying notes are an integral part of these financial statements.



Nortek, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
                                                   For the Years Ended
                                                       December 31,
                                                 ------------------------
                                                 1996      1995     1994
                                                 ----      ----     ----
                                                  (Amounts in Thousands)
Cash Flows from operating activities:
Net earnings                                   $22,000   $15,000   $17,800
                                                ------    ------    ------
Adjustments to reconcile net earnings
 to cash:
Depreciation and amortization                   23,726    18,977    17,960
Net gain on investments and
 marketable securities                            (750)   (2,000)      ---
Extraordinary gain from debt
 retirements                                       ---       ---      (250)
Loss on business sold                              ---       ---     1,750
Cumulative effect of an accounting change          ---       ---      (400)
Deferred federal income tax (benefit) provision
 before extraordinary items                     (1,800)    1,300       300
Deferred federal income tax provision on
 discontinued operations                           ---       ---     2,200
Deferred federal income tax provision
 on extraordinary items                            ---       ---     1,350
Changes in certain assets and liabilities,
 net of effects from acquisitions and
 dispositions:
 Accounts receivable, net                       (3,626)    4,496    (5,501)
 Prepaids and other current assets               4,620      (289)   (4,361)
 Inventories                                    12,196     5,820   (12,593)
 Accounts payable                                2,090    (5,614)    6,364
 Accrued expenses and taxes                     (8,840)   (4,894)    4,242
 Long-term assets, liabilities and other, net     (312)    1,051    (2,682)
                                                ------    ------    ------
   Total adjustments to net earnings            27,304    18,847     8,379
                                                ------    ------    ------
   Net cash provided by operating activities    49,304    33,847    26,179
                                                ------    ------    ------
Cash Flows from investing activities:
Capital expenditures                           (21,683)  (16,091)  (19,424)
Net cash paid for businesses acquired              ---   (27,543)      ---
Proceeds from the sale of property and
 equipment                                       1,325     1,831       114
Purchase of investments and marketable
 securities                                    (66,901) (104,762) (110,231)
Proceeds from the sale of investments
 and marketable securities                      82,435   112,173    62,929
Net cash proceeds relating to businesses
 sold or discontinued                              ---     1,129    12,465
Change in restricted investments and
 marketable securities                              ---     (331)   (2,475)
Other, net                                      (2,214)   (1,499)       51
                                               -------   -------   -------
   Net cash used in investing activities        (7,038)  (35,093)  (56,571)
                                               -------   -------   -------
Cash Flows from financing activities:
Sale of Notes, net                                 ---       ---   209,195
Purchase of debentures and notes payable           ---       ---  (191,582)
Increase in borrowings                           9,609    10,763       ---
Payment of borrowings                          (13,701)   (1,656)   (8,962)
Purchase of Nortek Common and Special Common
 Stock                                         (34,822)   (4,664)      ---
Other, net                                         479      (822)      (29)
                                               -------   -------   -------
   Net cash (used in) provided by financing
    activities                                 (38,435)    3,621     8,622
                                               -------   -------   -------
Net increase (decrease) in unrestricted
 cash and cash equivalents                       3,831     2,375   (21,770)
Unrestricted cash and cash equivalents
 at the beginning of the year                   37,211    34,836    56,606
                                               -------   -------   -------
Unrestricted cash and cash equivalents
 at the end of the year                       $ 41,042  $ 37,211  $ 34,836
                                               =======   =======   =======

The accompanying notes are an integral part of these financial statements.



Nortek, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Investment

                            For the Three Years Ended December 31, 1996
                        -------------------------------------------------------
                                                            Cumulative
                                                            Translation,
                                         Addi-   Retained     Pension
                               Special  tional   Earnings    and Other
                        Common Common  Paid-in   (Accumulat-  Adjust-  Treasury
                         Stock  Stock  Capital   ed Deficit)   ments    Stock
                         -----  -----  -------   -----------     -----   -----
                                        (Amounts in Thousands)
Balance, December 31,
 1993                  $15,759   $849  $134,627  $(17,034)  $(2,143)  $(28,051)
47,478 shares of
 special common stock
 converted into 47,478
 shares of common stock     47    (47)      ---        ---       ---      ---
7,794 shares of common
 stock issued upon
 exercise of stock options   8    ---       ---        ---       ---      ---
Translation adjustment     ---    ---       ---        ---     (780)      ---
Pension adjustment         ---    ---       ---        ---      134       ---
Cumulative effect of an
 accounting change         ---    ---       ---        ---     (400)      ---
Unrealized decline in
 marketable securities     ---    ---       ---        ---   (2,979)      ---
Net earnings               ---    ---       ---    17,800        ---      ---
                        ------    ---   -------     ------    ------  -------
Balance, December 31,
 1994                  $15,814   $802  $134,627   $   766   $(6,168)  $(28,051)
27,731 shares of
 special common stock
 converted into 27,731
 shares of common stock     28    (28)      ---        ---       ---      ---
41,450 shares of common
 stock issued upon
 exercise of stock
 options                    41    ---        63        ---       ---      ---
511,671 shares of
 treasury stock
 acquired                  ---    ---       ---        ---       ---    (5,029)
Translation adjustment     ---    ---       ---        ---      701       ---
Pension adjustment         ---    ---       ---        ---     (244)      ---
Unrealized appreciation
 in marketable
 securities                ---    ---       ---        ---    2,969       ---
Net earnings               ---    ---       ---     15,000       ---      ---
                        ------    ---   -------     ------    ------  -------
Balance, December 31,
 1995                  $15,883   $774  $134,690    $15,766  $(2,742)  $(33,080)
27,697 shares of
 special common stock
 converted into 27,697
 shares of common stock     28    (28)      ---        ---       ---      ---
54,461 shares of common
 stock and 37,500 shares
 of special common stock
 issued upon exercise of
 stock options              55     38       338        ---       ---      ---
2,293,065 shares of
 treasury stock acquired   ---    ---       ---        ---       ---   (34,457)
Translation adjustment     ---    ---       ---        ---      138       ---
Pension adjustment         ---    ---       ---        ---     (127)      ---
Unrealized decline in
 marketable securities     ---    ---       ---        ---     (481)      ---
Net earnings               ---    ---       ---     22,000       ---      ---
                        ------    ---   -------     ------    ------   ------
Balance, December 31,
 1996                  $15,966   $784  $135,028    $37,766  $(3,212)  $(67,537)
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


Principles of Consolidation

The consolidated financial statements include the accounts of Nortek, Inc. and all of its significant wholly-owned subsidiaries (the "Company" or "Nortek") after elimination of intercompany accounts and transactions. Certain amounts in the prior years' financial statements have been reclassified to conform to the presentation at December 31, 1996.


Risks and Uncertainties

The preparation of financial statements in conformity with generally accepted accounting principles involves estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expense during the reporting periods. Operating results in the future could vary from the amounts derived from such estimates and assumptions.


Cash, Investments and Marketable Securities

Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less which are readily convertible into cash.

The Company has classified as restricted (in current assets in the accompanying consolidated balance sheet) certain investments and marketable securities that are not fully available for use in its operations. At December 31, 1996, approximately $5,681,000 of investments and marketable securities has been pledged as collateral for insurance and other requirements.


Disclosures About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate fair value of each class of financial instruments for which it is practicable to estimate that value:

  Cash and Cash Equivalents--
    The carrying amount approximates fair value because of the short maturity of those instruments.

  Marketable Securities--
    The fair value of marketable securities is based on quoted market prices. At December 31, 1996, the fair value of marketable securities approximated the amount on the Company's consolidated balance sheet.

  Long-Term Debt--
    At   December   31,   1996,  the  fair  value  of  long-term   indebtedness
    approximated the amount, before original issue discount, on the Company's consolidated balance sheet. (See Note 5.)


Inventories

Inventories in the accompanying consolidated balance sheet are valued at the lower of cost or market. At December 31, 1996 and 1995, approximately $61,641,000 and $69,967,000 of total inventories, respectively, were valued on the last-in, first-out method (LIFO). Under the first-in, first-out method
(FIFO) of accounting, such inventories would have been approximately $8,482,000 and $10,550,000 greater at December 31, 1996 and 1995, respectively. All other inventories were valued under the FIFO method.


Sales Recognition

The Company recognizes sales upon the shipment of its products net of applicable provisions for discounts and allowances. The Company also provides for its estimate of warranty and bad debts at the time of shipment as selling, general and administrative expense.


Foreign Currency Translation

The financial statements of subsidiaries outside the United States are generally measured using the local currency as the functional currency. The Company translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at year-end. Net sales and expenses are translated using average exchange rates in effect during the year. Gains and losses from foreign currency translation are credited or charged to cumulative translation adjustment included in stockholders' investment in the accompanying consolidated balance sheet. Transaction gains or losses are recorded in selling, general and administrative expense and have not been material.


Depreciation and Amortization

Depreciation and amortization of property and equipment are provided on a straight-line basis over the estimated useful lives, which are generally as follows:

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



Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)


Goodwill

The Company has classified as goodwill the cost in excess of fair value of the net assets (including tax attributes) of companies acquired in purchase transactions. Goodwill is being amortized on a straight-line method over 40 years. Amortization charged to operations amounted to $2,970,000, $2,519,000 and $2,407,000 for 1996, 1995 and 1994, respectively. At each balance sheet date, the Company evaluates the realizability of goodwill based on expectations of non-discounted cash flows and operating income for each subsidiary having a material goodwill balance. Based on its most recent analysis, the Company believes that no material impairment of goodwill exists at December 31, 1996.


Recent Accounting Pronouncements

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

On January 1, 1996, the Company adopted the accounting requirements of SFAS No. 123, "Stock-Based Compensation." SFAS No. 123 requires that employee stock-based compensation be either recorded or disclosed at its fair value. The Company will continue to account for stock-based compensation under Accounting Principles Board ("APB") No. 25 and will not adopt the new accounting provisions for stock-based compensation under SFAS No. 123, but will include the additional required disclosures. (See Note 6.)


Net Earnings Per Share

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



Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)


In  the  fourth  quarter  of  1995,  several  of  the  Company's  wholly  owned subsidiaries completed the acquisition of the assets, subject to certain liabilities, of Rangaire Company ("Rangaire"), all the capital stock of Best S.p.A. and related entities ("Best") and all the capital stock of Venmar Ventilation inc. ("Venmar"). The aggregate purchase price for these acquisitions was approximately $36,500,000, consisting of cash of approximately $33,400,000 and future payments of approximately $3,100,000. The selling shareholders of certain of these acquisitions are entitled to additional purchase price payments of up to approximately $2,000,000, depending on subsequent operating results of such acquisitions.

On March 31, 1994, the Company sold all the capital stock of one of its businesses for approximately $18,800,000 in cash and $6,000,000 in preferred stock of the purchaser. In the third quarter of 1995, the Company sold its investment in the preferred stock, which resulted in a pre-tax gain of approximately $2,200,000 ($.17 per share, net of tax), and is included in net gain on investment and marketable securities in the Company's accompanying consolidated statement of operations.

In January 1995, the Company paid approximately $1,750,000 ($.14 per share, net of tax) as a final purchase price adjustment related to one of its businesses sold and recorded a charge to earnings in the fourth quarter of 1994.

The approximate unaudited pro forma net sales, operating earnings, earnings before extraordinary gain, and fully diluted earnings per share of the Company for the year ended December 31, 1995, as adjusted for the pro forma effect of acquisitions discussed above, assuming that these transactions occurred on January 1, 1995 was approximately $886,210,000, $47,355,000, $15,100,000, and
$1.20, respectively.

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



Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)


The pro forma information presented does not purport to be indicative of the results which would have been reported if these transactions had occurred on January 1, 1995, or which may be reported in the future.


3.  Cash Flows

Interest  paid was $30,581,000, $23,228,000 and $22,119,000 in 1996,  1995  and
1994, respectively.

The following table summarizes the activity of businesses acquired in purchase transactions included in the accompanying consolidated statement of cash flows for the year ended December 31, 1995:
                                                           1995
                                                           ----
                                                  (Amounts in Thousands)

    Fair value of assets acquired                        $129,652
    Liabilities assumed or created                        (96,224)
                                                          -------
    Cash paid for acquisitions                             33,428
    Less cash acquired                                     (5,885)
                                                          -------
    Net cash paid for acquisitions                       $ 27,543
                                                          =======

The following table summarizes the activity of businesses sold or discontinued included in the accompanying consolidated statement of cash flows:

                                                    Year Ended December 31,
                                                    -----------------------
                                                      1995           1994
                                                      ----           ----
                                                    (Amounts in Thousands)

Fair value of assets sold                               ---        $39,439
Liabilities assumed by the purchaser                    ---        (16,143)
Notes receivable and other non-cash proceeds
   received as part of the proceeds                     ---         (6,000)
Cash proceeds from the sale of preferred
   stock                                              2,874            ---
Cash payments relating to businesses
   sold or discontinued, net                         (1,745)        (4,831)
                                                     ------         ------
Net cash proceeds relating to
   businesses sold or discontinued                  $ 1,129        $12,465
                                                     ======         ======



Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)


Significant non-cash financing and investing activities excluded from the accompanying consolidated statement of cash flows include capitalized lease additions of approximately $500,000 in 1996 and a decline of approximately $481,000, an increase of approximately $2,969,000 and a decline of approximately $2,979,000 in the fair market value of marketable securities available for sale for 1996, 1995 and 1994, respectively.


4.  Income Taxes

The following is a summary of the components of earnings before provision for income taxes and extraordinary gain:

                                                Year Ended December 31,
                                                -----------------------
                                               1996     1995       1994
                                               ----     ----       ----
                                                (Amounts in Thousands)

 Domestic                                   $32,500   $21,600   $23,100
 Foreign                                      3,500     2,700     4,300
                                             ------    ------    ------
                                            $36,000   $24,300   $27,400
                                             ======    ======    ======

The following is a summary of the provision (benefit) for income taxes before extraordinary gain included in the accompanying consolidated statement of operations:

                                                Year Ended December 31,
                                              -------------------------
                                               1996      1995      1994
                                               ----      ----      ----
                                                 (Amounts in Thousands)
 Federal income taxes--
    Current                                 $12,950    $5,700   $ 7,125
    Deferred                                 (1,800)    1,300       300
                                             ------     -----    ------
                                             11,150     7,000     7,425
 Foreign                                      1,300     1,300     1,500
 State                                        1,550     1,000     1,275
                                             ------     -----    ------
                                            $14,000    $9,300   $10,200
                                             ======     =====    ======

Income tax payments, net of refunds, were approximately $18,611,000, $3,739,000 and $10,895,000 in 1996, 1995 and 1994, respectively.

The following reconciles the federal statutory income tax rate to the effective tax rate for earnings before extraordinary gain of approximately 38.9%, 38.3% and 37.2% in 1996, 1995 and 1994, respectively.



Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)
                                                 Year Ended December 31,
                                                 -----------------------
                                                 1996      1995     1994
                                                 ----      ----     ----
                                                 (Amounts in Thousands)
Income tax provision before
 extraordinary gain at the
 Federal statutory rate                       $12,600   $8,505    $ 9,590
Net change from statutory
 rate:
Change in valuation reserve, net                 (481)  (1,100)    (1,625)
State taxes, net of federal tax effect          1,008      650        829
Amortization not deductible for
 tax purposes                                   1,040      868        737
Business sold                                     ---      ---        613
Product development tax credit from
 foreign operations                              (478)     ---        ---
Tax effect on foreign income                       56       79        164
Other, net                                        255      298       (108)
                                               ------    -----     ------
                                              $14,000   $9,300    $10,200
                                               ======    =====     ======

The tax effect of temporary differences which gave rise to significant portions of deferred income tax assets and liabilities as of December 31, 1996 and December 31, 1995 are as follows:
                                                           December 31,
                                                          ---------------
                                                          1996      1995
                                                          ----      ----
                                                      (Amounts in Thousands)
 Prepaid (Deferred) Income Tax Assets
 Arising From:
    Accounts receivable                                  $ 1,246   $ 1,425
    Inventory                                               (610)     (577)
    Insurance reserves                                     2,972     6,036
    Other reserves, liabilities and
      assets, net                                         16,392    12,216
                                                          ------    ------
                                                         $20,000   $19,100
                                                          ======    ======
 Deferred (Prepaid) Income Tax Liabilities
 Arising From:
   Property and equipment, net                           $15,400   $15,233
   Prepaid pension assets                                   (593)    1,323
   Insurance reserves                                        (10)     (273)
   Other reserves, liabilities and
     assets, net                                           5,787     8,797
   Capital loss carryforward                              (6,462)   (7,260)
   Other tax assets                                       (1,772)   (1,658)
   Valuation allowances                                   10,238    11,618
                                                          ------    ------
                                                         $22,588   $27,780
                                                          ======    ======



Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)


At December 31, 1996, the Company has U.S. Federal capital loss carryforwards of approximately $18,500,000, of which approximately $16,600,000 expires in the year 1997. The Company has provided a valuation allowance equal to the tax effect of capital loss carryforwards and certain other tax assets, since realization of these tax assets cannot be reasonably assured.


5.  Notes, Mortgage Notes and Obligations Payable

Short-term obligations at December 31, 1996 and 1995 consist of the following:

                                                           December 31,
                                                           ------------
                                                          1996      1995
                                                          ----      ----
                                                      (Amounts in Thousands)
    Secured revolving lines of credit of
      a Canadian subsidiary                            $ 2,472   $ 4,173
    Secured lines of credit and bank advances
      of the Company's European subsidiaries            22,118    21,972
    Other secured revolving lines of credit
      of one of the Company's U. S. subsidiaries           742     3,830
    Other obligations                                        2       251
                                                        ------    ------
                                                       $25,334   $30,226
                                                        ======    ======

These short-term obligations principally relate to subsidiaries acquired in 1995 and at December 31, 1996 are secured by approximately $56,900,000 of accounts receivable and inventory. These borrowings have an average weighted interest rate of approximately 10.925%.

Notes, mortgage notes and obligations payable in the accompanying consolidated balance sheet at December 31, 1996 and 1995 consist of the following:

                                                     December 31,
                                                     ------------
                                                    1996         1995
                                                    ----         ----
                                                 (Amounts in Thousands)

Mortgage notes payable, net of $316,000
 of unamortized discount in 1996                $ 20,878     $ 17,055
Other, net of $548,000 and $750,000 of
 unamortized discount                             17,209       18,185
9 7/8% Senior Subordinated Notes
 due 2004 ("9 7/8% Notes"), net of
 unamortized original issue discount
 of $1,396,000 and $1,520,000                    217,104      216,980
                                                 -------      -------
                                                 255,191      252,220
Less amounts included in current
 liabilities                                      11,230       11,824
                                                 -------      -------
                                                $243,961     $240,396
                                                 =======      =======



Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)


The indenture governing the 9 7/8% Notes restricts, among other things, the payment of cash dividends, repurchase of the Company's capital stock and the making of certain other restricted payments, the incurrence of additional indebtedness, the making of certain investments, mergers, consolidations and sale of assets (all as defined in the indenture). Upon certain asset sales (as defined in the indenture), the Company will be required to offer to purchase, at 100% principal amount plus accrued interest to the date of purchase, 9 7/8% Notes in a principal amount equal to any net cash proceeds (as defined in the indenture) that are not invested in properties and assets used primarily in the same or related business to those owned and operated by the Company at the issue date of the 9 7/8% Notes or at the date of such asset sale and such net cash proceeds were not applied to permanently reduce Senior Indebtedness (as defined in the indenture). The 9 7/8% Notes are redeemable at the option of the Company, in whole or in part, at any time and from time to time, at 104.214% on March 1, 1999, declining to 100% on March 1, 2002 and thereafter. At February 7, 1997, approximately $683,607 was available for the payment of cash dividends or stock payments under the terms of the Company's Indenture governing the 9 7/8% Notes. (See Note 6.)

Mortgage notes payable of approximately $20,879,000 outstanding at December 31, 1996 include various mortgage notes and other related indebtedness payable in installments through 2006 and bearing interest at rates ranging from 6.25% to 11.5% and is collateralized by property and equipment with an aggregate net book value of approximately $42,900,000 at December 31, 1996.

Other obligations of approximately $17,209,000 outstanding at December 31, 1996 include borrowings relating to equipment purchases and other borrowings bearing interest at rates primarily ranging between 5.6% to 14% and maturing at various dates through 2002. Approximately $12,599,000 of such indebtedness is collateralized by property and equipment with an aggregate net book value of approximately $29,072,000 at December 31, 1996.

The following is a summary of maturities of all of the Company's debt obligations, excluding unamortized debt discount, due after December 31, 1997:

                                     (Amounts in Thousands)

                   1998                      $  7,277
                   1999                         5,056
                   2000                         4,789
                   2001                         3,245
                   Thereafter                 225,854
                                              -------
                                             $246,221
                                              =======



Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)


Amortization of discount and deferred costs, net of amortization of discount on marketable securities in 1996, was approximately $1,200,000, $1,100,000 and $1,400,000 in 1996, 1995 and 1994, respectively.


6.  Common Stock, Special Common Stock and Stock Options

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

On April 1, 1996, the Company extended and amended its shareholder rights plan to March 31, 2006. Under the amended plan, each right previously issued under the plan in effect to date, or subsequently issued under the amended and restated plan, entitles shareholders to buy 1/100 of a share of a new series of preference stock of Nortek at an exercise price of $72 per share, subject to adjustments for stock dividends, splits and similar events.

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

At December 31, 1996, a total of 1,428,869 shares of Common Stock was reserved as follows:

           Stock option plans                            644,700
           Conversion of Special Common Stock            784,169
                                                       ---------
                                                       1,428,869
                                                       =========

At December 31, 1996, 281,000 shares of Special Common Stock were reserved for stock option plans.



Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)


The Company has several stock option plans which provide for the granting of options to certain officers, employees and non-employee directors of the Company. Options granted under the plans vest over periods ranging up to five years and expire ten years from the date of grant. At December 31, 1996, 15,900 additional options are available for grant under these plans. Options for 27,500 and 200,100 shares of Common and Special Common Stock became exercisable during 1996 and 1995, respectively.

The   following  summarizes  the  Common  and  Special  Common   Stock   option
transactions for the three years ended December 31, 1996:

                                                                  Weighted
                                                                  Average
                                     Number      Option Price     Exercise
                                    of Shares      Per Share       Price
                                    ---------      ---------       -----
Options outstanding at
 December 31, 1993                   503,900     $2.25-$15.69     $ 6.89
 Exercised                            (9,800)           2.875       2.88
                                     -------      -----------      -----
Options outstanding at
 December 31, 1994                   494,100     $2.25-$15.69     $ 6.97
 Exercised                           (42,600)      2.25-2.875       2.81
                                     -------      -----------      -----
Options outstanding at
 December 31, 1995                   451,500     $2.25-$15.69     $ 7.36
 Granted                             275,000            14.75      14.75
 Exercised                           (95,200)     2.25-7.9375       5.07
 Canceled                             (2,500)            8.75       8.75
                                     -------     ------------      -----
Options outstanding at
 December 31, 1996                   628,800     $2.875-$15.69    $10.93
                                     =======     ============      =====

51,800 of the 628,800 options outstanding at December 31, 1996 have an exercise price of $2.875, with a weighted average contractual life of 2.8 years. All of these options are exercisable. 296,000 options have exercise prices between $6.125 and $9.38 with a weighted average exercise price of $8.69 and a weighted average remaining contractual life of 6.5 years. All of these options are exercisable. The remaining 281,000 options, 6,000 of which are exercisable, have exercise prices between $14.75 and $15.69, with a weighted average exercise price of $14.77 and a remaining contractual life of 9.8 years.



Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)


The Company accounts for stock option plans under APB Opinion No. 25, under which no compensation cost has been recognized since options are granted with exercise prices equal to the fair market value of the Common Stock at the date of grant. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's unaudited pro forma net earnings and fully diluted earnings per share for the year ended December 31, 1996 would have been approximately $21,634,000 and $2.02, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1996: risk-free interest rate of 7%; expected life of 5 years; expected volatility of 33%; dividend yield of 0%.

During 1995 and 1996, the Company's Board of Directors authorized a number of programs to purchase shares of the Company's Common and Special Common Stock, subject to market conditions and cash availability. The programs included the purchase of 1,189,809 shares of its common stock, or approximately 10.6% of its outstanding shares on April 26, 1996 for approximately $20,200,000 from three of its directors who also resigned from the Company's Board of Directors, and the most recent program which was announced on October 28, 1996, to purchase up to 500,000 shares of the Company's Common and Special Common Stock in open-market or negotiated transactions subject to market conditions and cash availability. From November 16, 1995 to December 31, 1996, the Company purchased 2,476,719 shares of its Common and Special Common Stock for approximately $36,319,000 and accounted for such share purchases as Treasury Stock. Had these shares been purchased as of January 1, 1995, unaudited pro forma net earnings and fully diluted net earnings per share would have been:

                                                     Year           Year
                                                    Ended          Ended
                                                   Dec. 31,       Dec. 31,
                                                     1996           1995
                                                     ----           ----
                                                   (Amounts in Thousands
                                                  except per share amounts)

     Net Earnings                                  $21,600        $13,800
                                                    ======         ======
     Fully diluted net
      earnings per
       share                                       $  2.14        $  1.37
                                                    ======         ======

As of February 7, 1997, the Company purchased during the first quarter, approximately 280,700 shares of its Common and Special Common Stock for approximately $6,530,000 in cash, in negotiated and open market transactions.




Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)


7.  Pension, Retirement and Profit Sharing Plans

The Company and its subsidiaries have various pension, retirement and profit sharing plans requiring contributions to qualified trusts and union administered funds. Pension and profit sharing expense charged to operations aggregated approximately $4,420,000 in 1996, $1,377,000 in 1995 and $2,883,000
in 1994. The Company's policy is to fund currently the actuarially determined annual contribution. In the fourth quarter of 1995, benefits related to the Company's existing defined benefit plans were frozen. On January 1, 1996, the Company adopted a supplemental retirement plan for certain officers. The actuarial present value of the unfunded accumulated benefit obligation and the pension costs of this plan have been included in the tables below.

The Company's net expense for its defined benefit plans for 1996, 1995 and 1994 consists of the following components:
                                                  Year Ended December 31,
                                                  -----------------------
                                                 1996       1995       1994
                                                 ----       ----       ----
                                                   (Amounts in Thousands)

Service costs                                  $  453     $1,273     $1,647
Interest cost                                   2,543      2,364      2,261
Actual net income on plan assets               (4,345)    (3,204)    (2,155)
Net amortization and deferred items             2,341        790         10
Net gain from freezing plan benefits              ---       (581)       ---
                                                -----      -----      -----
Total expense                                  $  992     $  642     $1,763
                                                =====      =====      =====

The following sets forth the funded status of the Company's defined benefit plans and amounts recognized in the Company's consolidated balance sheet at December 31, 1996 and 1995:
                                                      Plan Assets
                                                       Exceeding
                                                  Benefit Obligations
                                                  -------------------
                                                    1996        1995
                                                    ----        ----
                                                (Amounts in Thousands)
Actuarial present value of benefit
obligations at September 30:
Vested benefits and
accumulated benefit
 obligation                                      $23,945      $22,259
                                                  ------       ------
Plan assets at fair value at September 30         28,040       25,673
Plan assets in excess of the accumulated
 benefit obligation                                4,095        3,414
Unrecognized net gain                               (452)         ---
                                                  ------       ------
                                                 $ 3,643      $ 3,414
                                                  ======       ======



Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

                                                  Benefit Obligations
                                                 Exceeding Plan Assets
                                                 ---------------------
                                                    1996        1995
                                                    ----        ----
                                                (Amounts in Thousands)
Actuarial present value of benefit
obligations at September 30:
Vested benefits                                  $ 9,707       $5,069
Non-vested benefits                                  520          ---
                                                  ------        -----
Accumulated benefit obligation                    10,227        5,069
Effect of projected future compensation levels     2,439          ---
                                                  ------        -----
Projected benefit obligation                      12,666        5,069
                                                  ------        -----
Plan assets at fair value at September 30          4,813        4,407
Projected obligation in excess of plan assets     (7,853)        (662)
Unrecognized net loss                              1,043          916
Unrecognized prior service costs                   6,335          ---
Additional minimum liability                      (4,939)        (916)
                                                  ------        -----
                                                 $(5,414)      $ (662)
                                                  ======        =====

Plan assets include commingled funds, marketable securities, insurance contracts and cash and short-term investments. The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of benefit obligations were 7 1/2 percent and 5 percent, respectively, in 1996 and 1995 and 8 percent and 5 1/2 percent, respectively, in 1994. The expected long-term rate of return on assets was 8 1/2 percent in 1996, 1995 and 1994.

Recognition of a minimum pension liability and an intangible asset for certain plans resulted in a reduction in the Company's stockholders' investment of approximately $1,043,000, $916,000 and $672,000 in 1996, 1995 and 1994,
respectively.


8.  Commitments and Contingencies

The Company provides accruals for all direct and indirect costs associated with the estimated resolution of contingencies at the earliest date at which the incurrence of a liability is deemed probable and the amount of such liability can be reasonably estimated.



Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)


At December 31, 1996, the Company and its subsidiaries are obligated under lease agreements for the rental of certain real estate and machinery and equipment used in its operations. Minimum annual rental expense aggregates approximately $26,761,000 at December 31, 1996. The obligations are payable as follows:

              1997          $ 4,916,000
              1998            4,173,000
              1999            3,104,000
              2000            1,953,000
              2001            1,319,000
              Thereafter     11,296,000

Certain  of  these  lease agreements provide for increased  payments  based  on changes in the consumer price index. Rental expense charged to operations in the accompanying consolidated statement of operations was approximately $6,725,000, $6,900,000, and $7,000,000, for the years ended December 31, 1996,
1995 and 1994, respectively. Under certain of these lease agreements, the Company and its subsidiaries are also obligated to pay insurance and taxes.

The Company is subject to other contingencies, including legal proceedings and claims arising out of its businesses that cover a wide range of matters, including, among others, environmental matters, contract and employment claims, product liability, warranty and modification, adjustment or replacement of component parts of units sold, which may include product recalls. The Company has used various substances in its products and manufacturing operations which have been or may be deemed to be hazardous or dangerous, and the extent of its potential liability, if any, under environmental, product liability and workers' compensation statutes, rules, regulations and case law is unclear. Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated.

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


9.   Operating and Geographic Segment Information and Concentration  of  Credit
     Risk

The Company operates in one industry segment, Residential and Commercial Building Products. No single customer accounts for 10% or more of consolidated net sales. Prior to 1995, more than 90% of net sales and identifiable assets were related to the Company's domestic operations. As a result of acquisitions in 1995, the following information by geographic area is presented for 1996 and 1995:

For the year ended December 31, 1996:
                                            Net       Pre-Tax    Identifiable
                                           Sales      Earnings      Assets
                                           -----      --------   ------------
                                                  (Amounts in Thousands)
Geographic areas:
    Domestic operations                  $834,789     $65,538      $334,927
    European operations                    82,363       3,520        73,285
    Other foreign operations               67,503       4,886        64,609
    Eliminations                          (14,857)        ---        (5,663)
                                          -------      ------       -------
                                          969,798      73,944       467,158
      Unallocated                             ---     (13,892)      141,958
      Interest expense                        ---     (30,113)          ---
      Interest income                         ---       5,311           ---
      Net gain on investment and
       marketable securities                  ---         750           ---
                                          -------      ------       -------
    Consolidated Totals                  $969,798     $36,000      $609,116
                                          =======      ======       =======

For the year ended December 31, 1995:
                                            Net       Pre-Tax    Identifiable
                                           Sales      Earnings      Assets
                                           -----      --------   ------------
                                                 (Amounts in Thousands)
Geographic areas:
    Domestic operations                  $733,264     $45,742      $341,555
    European operations                    13,298         769        71,180
    Other foreign operations               42,432       2,189        68,056
    Eliminations                          (12,784)        ---        (8,258)
                                          -------      ------       -------
                                          776,210      48,700       472,533
      Unallocated                             ---      (7,616)      152,946
      Interest expense                        ---     (24,918)          ---
      Interest income                         ---       6,134           ---
      Net gain on investment and
       marketable securities                  ---       2,000           ---
                                          -------      ------       -------
    Consolidated Totals                  $776,210     $24,300      $625,479
                                          =======      ======       =======

Unallocated assets consist primarily of cash, investments and marketable securities and U. S. Federal prepaid income taxes.

The Company operates internationally and is exposed to market risks from changes in foreign exchange rates. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different geographical regions. At December 31, 1996, the Company had no significant concentrations of credit risk.



Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)


10. Net Gain or Loss on Marketable Securities

On January 1, 1994, the Company adopted the accounting requirements of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," and recorded as income the accumulated unrealized marketable security reserve recorded at December 31, 1993 of approximately $400,000 ($.03 per share) as the cumulative effect of an accounting change. Under the new accounting method, the Company records unrealized gains or losses on such investment securities as adjustments to stockholders' investment. Previously, such gains or losses were recorded in the Company's consolidated statement of operations.

At December 31, 1996 and 1995, the reduction in the Company's stockholders' investment under the new accounting method for gross unrealized losses was approximately $891,000 and $410,000, respectively. At December 31, 1996, there were no gross unrealized gains on the Company's marketable securities.

The  Company's marketable securities at December 31, 1996 consist primarily  of
U. S. Government Treasury Notes and bank issued money market instruments due as follows:

                                                             Fair
                                     Principal  Amortized   Market
                                       Amount      Cost     Value
                                       ------      ----     -----
                                         (Amounts in Thousands)
U. S. Government Notes:
Due in 1-5 years                      $11,000    $11,207   $10,806
Due in 5-10 years                       4,000      4,123     3,880
                                       ------     ------    ------
                                       15,000     15,330    14,686

Bank issued Money Market Instruments:
Due within 1 year                      35,900     36,612    36,365
                                       ------     ------    ------
                                      $50,900    $51,942   $51,051
                                       ======     ======    ======


11. Selling, General and Administrative Expense

In the second quarter of 1994, the Company recorded net pre-tax income of approximately $3,200,000 ($.14 per share, net of tax) resulting from the settlement of certain insurance claims and disputes.



Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)


12. Accrued Expenses and Taxes, Net

Accrued expenses and taxes, net, consist of the following at December 31, 1996 and 1995:
                                                       December 31,
                                                     -------------
                                                  1996          1995
                                                  ----          ----
                                                (Amounts in Thousands)

Insurance                                       $12,084      $ 22,496
Payroll, management incentive and
 accrued employee benefits                       25,939        17,463
Interest                                          7,749         8,077
Accrued product warranty expense                  8,134         6,850
Other, net                                       43,659        46,084
                                                 ------       -------
                                                $97,565      $100,970
                                                 ======       =======


13. Summarized Quarterly Financial Data (Unaudited)

The following summarizes unaudited quarterly financial data for the years ended December 31, 1996 and December 31, 1995:

                                         For the Quarters Ended
                                         ----------------------
                               March 30    June 29      Sept. 28  Dec. 31
                               --------    -------     --------   -------
                                 (In Thousands Except Per Share Amounts)
1996
Net sales                      $220,985   $260,235    $248,227   $240,351
Gross profit                     55,398     68,612      66,419     69,494

Net earnings                      2,400      5,800       6,500      7,300

Net earnings per share:
 Primary                            .20        .55         .64        .72
 Fully diluted                      .20        .55         .64        .72


                                         For the Quarters Ended
                                         ----------------------
                                April 1     July 1     Sept. 30   Dec. 31
                                -------     ------     --------   -------
                                 (In Thousands Except Per Share Amounts)
1995
Net sales                      $184,809   $194,206    $193,567   $203,628
Gross profit                     49,369     49,505      49,676     52,731

Net earnings                      2,500      3,200       5,200      4,100

Net earnings per share:
 Primary                            .20        .25         .41        .33
 Fully diluted                      .20        .25         .41        .33




Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)


See Notes 2 and 11 regarding certain other quarterly transactions included in the operating results in the above table.

Increased net sales in 1996 as compared to 1995 reflect the effect of businesses acquired in the fourth quarter of 1995. Operating results in the third quarter of 1996 were adversely affected by an extended shutdown period and other factors by the Company's European subsidiaries. Net sales and gross profit margins increased in the fourth quarter of 1996 from the fourth quarter of 1995. Overall, these increases are due in part to the effect of continued strong shipments (on a seasonal basis) in several of the Company's businesses, especially ventilation and HVAC products and the positive effect of the relative mix of products sold and changes in productivity levels. (See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2).




Report of Independent Public Accountants


To Nortek, Inc.:

We have audited the accompanying consolidated balance sheets of Nortek, Inc. (a Delaware corporation) and subsidiaries listed in Item 14(a)(1) of this Form 10-K as of December 31, 1996 and 1995, and the related statements of operations, shareholders' investment and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nortek, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

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

               /s/Arthur Andersen LLP
               ----------------------
               ARTHUR ANDERSEN LLP


Boston, Massachusetts,
February 12, 1997




SCHEDULE II

                        NORTEK, INC. AND SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS


                   BALANCE           CHARGED
                     AT              TO COSTS  CHARGED   DEDUCTIONS   BALANCE
                   BEGINNING  ACQUI-   AND     TO OTHER     FROM      AT END
CLASSIFICATION     OF YEAR   SITIONS EXPENSES  ACCOUNTS   RESERVES    OF YEAR
--------------       ------- ------- --------  --------    --------   -------
                                      (Amounts in Thousands)
For the year ended
December 31, 1994:

Allowances for doubtful
 accounts and sales
 allowances           $4,198  $  ---   $  762   $  147(b)  $(1,077)(a) $4,030
                       =====   =====    =====     =====     ======      =====
For the year ended
December 31, 1995:

Allowances for doubtful
 accounts and sales
 allowances           $4,030  $  719   $1,069   $  389(b) $(1,661)(a)  $4,546
                       =====   =====    =====     =====     ======      =====
For the year ended
December 31, 1996:

Allowances for doubtful
 accounts and sales
 allowances           $4,546  $  ---   $1,701   $  119    $(2,010)     $4,356
                       =====   =====    =====     =====     ======      =====
(a) Amounts written off, net of recoveries.
(b) Other



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

    3.3 By-laws of Nortek, Inc. (as amended through September 19, 1996) (Exhibit 3.3 to Form 10-Q filed November 5, 1996, File No. 1-6112).

    4.1  Second Amended and Restated Rights Agreement dated as of  April
         1, 1996 between the Company and State Street Bank and Trust Company, as Rights Agent (Exhibit 1 to Form 8-K filed April 2, 1996, File No. 1-6112).

    4.2  Indenture dated as of February 14, 1994 between the Company and
         State Street Bank and Trust Company, as Trustee, relating to the 9 7/8% Senior Subordinated Notes due 2004 (Exhibit 4.5 to Form 10-K filed March 25, 1994, File No. 1-6112).

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