Form 10-Q
period 1997-03-29
NORTEK INC
filed 1997-05-12
CIK 72423

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.   20549


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934


        For the quarterly period ended       March 29, 1997
                              ---------------------------------------------

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


                                NORTEK, INC.
---------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

       Delaware                                             05-0314991
---------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

               50 Kennedy Plaza, Providence, RI   02903-2360
---------------------------------------------------------------------------
                  (Address of principal executive offices)
                                (Zip Code)

                              (401) 751-1600
---------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

                                   N/A
---------------------------------------------------------------------------
            (Former name, former address and former fiscal year
                        if changed since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X    No
   ----------   -----------

The number of shares of Common Stock outstanding as of April 25, 1997 was 9,102,133. The number of shares of Special Common Stock outstanding as of April 25, 1997 was 491,846.




                       NORTEK, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET
                       (Dollar Amounts in Thousands)

                                             March 29,       Dec. 31,
                                                1997           1996
                                                ----           ----
                                            (Unaudited)
                 ASSETS
                 ------
Current Assets:
 Unrestricted--
  Cash and cash equivalents                  $ 85,520       $ 41,042
  Marketable securities available for
   sale                                       137,894         51,051
 Restricted--
  Cash and marketable securities at
   cost which approximates market               5,756          5,681
 Accounts receivable, less allowances
  of $5,004 and $4,356                        134,116        122,176
 Inventories:
  Raw materials                                34,219         36,765
  Work in process                              12,093         12,717
  Finished goods                               59,674         48,176
                                              -------        -------
                                              105,986         97,658
                                              -------        -------

 Prepaid expenses                               5,802          5,031
 Other current assets                          15,204          9,909
 Prepaid income taxes                          20,000         20,000
                                              -------        -------
   Total Current Assets                       510,278        352,548
                                              -------        -------

Property and Equipment, at cost:
 Land                                           7,039          7,046
 Buildings and improvements                    72,199         72,954
 Machinery and equipment                      176,120        174,064
                                              -------        -------
                                              255,358        254,064
  Less--Accumulated depreciation              115,602        112,645
                                              -------        -------
      Total Property and Equipment,
       net                                    139,756        141,419
                                              -------        -------
Other Assets:
 Goodwill, less accumulated amortiza-
  tion of $27,622 and $26,948                  89,501         91,578
 Deferred debt expense                         11,308          6,647
 Other                                         20,224         16,924
                                              -------        -------
                                              121,033        115,149
                                              -------        -------
                                             $771,067       $609,116
                                              =======        =======

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements




                       NORTEK, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET
                                (Continued)
                       (Dollar Amounts in Thousands)

                                             March 29,       Dec. 31,
                                                1997           1996
LIABILITIES AND STOCKHOLDERS' INVESTMENT        ----           ----
----------------------------------------    (Unaudited)

Current Liabilities:
 Notes payable and other short-
  term obligations                           $ 24,219       $ 25,334
 Current maturities of long-term debt          19,316         11,230
 Accounts payable                              83,299         74,945
 Accrued expenses and taxes, net               89,426         97,565
                                              -------        -------
       Total Current Liabilities              216,260        209,074
                                              -------        -------

Other Liabilities:
 Deferred income taxes                         17,821         17,637
 Other                                         19,882         19,649
                                              -------        -------
                                               37,703         37,286
                                              -------        -------
Notes, Mortgage Notes and
 Obligations Payable, less current
 maturities                                   402,134        243,961
                                              -------        -------

Stockholders' Investment:
 Preference stock, $1 par value;
  authorized 7,000,000 shares,
  none issued                                     ---            ---
 Common Stock, $1 par value; authorized
  40,000,000 shares, 16,020,570 shares
  and 15,965,585 shares issued                 16,021         15,966
 Special Common Stock, $1 par value;
  authorized 5,000,000 shares, 779,311
  shares and 784,169 shares issued                779            784
Additional paid-in capital                    135,311        135,028
Retained earnings                              41,466         37,766
Cumulative translation, pension and
 other adjustments                             (4,536)        (3,212)
 Less - treasury common stock at cost,
        6,872,470 shares and 6,599,645
        shares                                (72,142)       (65,805)
      - treasury special common stock
        at cost, 284,985 shares and
        276,910 shares                         (1,929)        (1,732)
                                              -------        -------
       Total Stockholders' Investment         114,970        118,795
                                              -------        -------
                                             $771,067       $609,116
                                              =======        =======

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.



                  NORTEK, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
             (In Thousands Except Per Share Amounts)

                                               For The
                                          Three Months Ended
                                          ------------------
                                        March 29,    March 30,
                                           1997         1996
                                           ----         ----
                                             (Unaudited)


Net Sales                              $219,627      $220,985
                                        -------       -------

Costs and Expenses:
 Cost of products sold                  160,070       165,587
 Selling, general and
   administrative expense                47,218        45,410
                                        -------       -------
                                        207,288       210,997
                                        -------       -------
Operating earnings                       12,339         9,988
Interest expense                         (7,800)       (7,809)
Interest income                           1,286         1,921
Net gain on investments and
 marketable securities                      175           ---
                                        -------       -------
Earnings before provision for
 income taxes                             6,000         4,100
Provision for income taxes                2,300         1,700
                                        -------       -------
Net Earnings                           $  3,700      $  2,400
                                        =======       =======
Net Earnings Per Share:
 Primary                               $   0.37      $    .20
                                        =======       =======
 Fully diluted                         $   0.37      $    .20
                                        =======       =======
Weighted Average Number of Shares:
 Primary                                  9,964        11,841
                                         ======       =======
 Fully diluted                            9,964        11,867
                                         ======       =======

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.




                  NORTEK, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Amounts in Thousands)

                                               For the
                                          Three Months Ended
                                          ------------------
                                         March 29,    March 30,
                                            1997        1996
                                            ----        ----
                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                              $  3,700    $  2,400
                                           -------     -------
Adjustments to reconcile net earnings
 to cash:
Depreciation and amortization                5,537       5,596
Non-cash interest expense, net                 320         325
Net gain on investments and marketable
 securities                                   (175)        ---
Deferred federal income tax provision          400         600
Changes in certain assets and liabilities,
 net of effects from acquisitions
 and dispositions:
  Accounts receivable, net                 (12,662)    (15,529)
  Prepaids and other current assets         (2,507)        308
  Inventories                               (8,850)     (6,127)
  Accounts payable                          10,243      11,026
  Accrued expenses and taxes                (9,809)    (14,086)
  Long-term assets, liabilities and
   other, net                               (1,575)       (436)
                                           -------     -------
   Total adjustments to net earnings       (19,078)    (18,323)
                                           -------     -------
   Net Cash Used in Operating
     Activities                            (15,378)    (15,923)
                                           -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                        (4,774)     (2,877)
Purchase of investments and marketable
 securities                               (111,401)    (10,173)
Proceeds from sale of investments and
 marketable securities                      20,940      22,677
Other, net                                    (967)       (303)
                                           -------     -------
 Net Cash (Used in) Provided by
  Investing Activities                     (96,202)      9,324
                                           -------     -------

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.




                  NORTEK, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Amounts in Thousands)
                           (Continued)


                                               For the
                                          Three Months Ended
                                          ------------------
                                         March 29,    March 30,
                                            1997        1996
                                            ----        ----
                                              (Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Notes                             $169,395    $    ---
Increase in borrowings                       3,862      11,632
Payment of borrowings                      (11,035)     (6,530)
Purchase of Nortek Common and Special
 Common Stock                               (6,534)     (8,235)
Other, net                                     370           7
                                           -------     -------
 Net Cash Provided by (Used in)
  Financing Activities                     156,058      (3,126)
                                           -------     -------
Net increase (decrease) in
 unrestricted cash and investments          44,478      (9,725)

Unrestricted cash and investments at
 the beginning of the period                41,042      60,079
                                           -------     -------
Unrestricted cash and investments at the
 end of the period                        $ 85,520    $ 50,354
                                           =======     =======
Interest paid                             $ 12,024    $ 13,316
                                           =======     =======
Income taxes paid, net                    $    835    $  3,211
                                           =======     =======

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.




Nortek, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Investment
For the Three Months Ended March 29, 1997 and March 30, 1996
(Dollar Amounts in Thousands)
                                                          Cumulative
                                       Addi-              Translation,
                             Special  tional                 Pension
                      Common Common  Paid-in   Retained    and Other  Treasury
                       Stock  Stock  Capital   Earnings  Adjustments   Stock
                      -----   -----  -------  ---------   ----------   -----
                                            (Unaudited)
Balance, December 31,
 1995                  $15,883  $774  $134,690    $15,766   $(2,742) $(33,080)
11,039 shares of
 special common stock
 converted into
 11,039 shares of
 common stock               11   (11)    ---        ---        ---       ---
3,000 shares of
 common stock issued
 upon exercise of
 stock options               3   ---         4      ---        ---       ---
716,831 shares of
 treasury stock acquired   ---   ---     ---        ---        ---     (8,046)
Translation adjustment     ---   ---     ---        ---          75      ---
Unrealized decline in
 the value of
 marketable securities     ---   ---     ---        ---        (403)     ---
Net earnings               ---   ---     ---        2,400      ---       ---
                       ------   ---   -------     ------     ------   -------
Balance, March 30,
 1996                  $15,897  $763  $134,694    $18,166   $(3,070) $(41,126)
                       ======   ===   =======     ======     ======   =======
Balance, December 31,
 1996                  $15,966  $784  $135,028    $37,766   $(3,212) $(67,537)
10,666 shares of
 special common stock
 converted into
 10,666 shares of
 common stock               11   (11)    ---        ---        ---       ---
44,319 shares of
 common stock and
 5,808 shares of
 special common stock
 issued upon exercise
 of stock options           44     6      283       ---        ---       ---
280,900 shares of
 treasury stock acquired   ---   ---     ---        ---        ---     (6,534)
Translation adjustment     ---   ---     ---        ---     (1,386)      ---
Unrealized increase in
 the value of market
 able securities           ---   ---     ---        ---         62      ---
Net earnings               ---   ---     ---       3,700      ---       ---
Balance, March 29,     -------  ---- --------    -------   -------  --------
1997                   $16,021  $779 $135,311    $41,466   $(4,536)  $(74,071)
                       =======  ====  =======     ======    ======   =======

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.




                       NORTEK, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 29, 1997 AND MARCH 30, 1996

(A) The unaudited condensed consolidated financial statements presented ("Unaudited Financial Statements") have been prepared by Nortek, Inc. and include all of its wholly-owned subsidiaries (the "Company") after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, although, the Company believes that the disclosures included are adequate to make the information presented not misleading. Certain amounts in the Unaudited Financial Statements for the prior periods have been reclassified to conform to the presentation at March 29, 1997. It is suggested that these Unaudited Financial Statements be read in conjunction with the financial statements and the notes included in the Company's latest Annual Report on Form 10-K.

(B) In March 1997, the Company sold, in a private offering (under an exemption pursuant to Securities and Exchange Commission ("SEC") Rule 144A) to qualified institutional investors $175,000,000 principal amount of 9.25% Series A Senior Notes due March 2007 ("9.25% Series A Notes") at a slight discount. The net proceeds will be used to refinance approximately $47,200,000 of outstanding indebtedness of the Company's subsidiaries and for acquisitions and other general corporate purposes, including investment in plant and equipment. In connection with the sale of the 9.25% Series A Notes, such qualified investors received registration rights.

     On April 30, 1997, the Company filed a registration statement with the SEC, which was declared effective on May 2, 1997, and the Company has commenced an offer to exchange the 9.25% Series A Notes for an equal principal amount of 9.25% Series B Senior Notes due March 2007 ("9.25% Series B Notes"). The terms of the 9.25% Series B Notes are similar to the terms of the 9.25% Series A Notes, except that the 9.25% Series B Notes have been registered with the SEC.

     The Company's Board of Directors has authorized a number of programs to purchase shares of the Company's Common and Special Common Stock since November 16, 1995. The most recent of these programs was announced on April 30, 1997, to purchase up to 500,000 shares of the Company's Common and Special Common Stock in open market or negotiated transactions, subject to market conditions, cash availability and provisions of the Company's outstanding debt instruments. As of May 5, 1997, no purchases have been made under this latest program. For the period from November 16, 1995 to April 25, 1997, the Company purchased approximately 2,800,000 shares of its Common and Special Common Stock for approximately $43,831,000 and accounted for such share purchases as Treasury Stock.



                       NORTEK, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 29, 1997 AND MARCH 30, 1996
                                (Continued)


     At April 25, 1997, approximately $1,518,900 was available for the payment of cash dividends or stock purchases under the terms of the Company's most restrictive Indenture.

     The following presents the approximate unaudited pro forma net earnings and fully diluted earnings per share of the Company for the three months ended March 29, 1997 and March 30, 1996, and the year ended December 31, 1996, as adjusted for the pro forma effect of the Treasury Stock purchases, the debt offering and the debt refinancing, assuming these transactions occurred at January 1, 1996:

                                    Three Months Ended     Year Ended
                                March 29,     March 30,     Dec. 31,
                                   1997          1996         1996
                             -------------    ----------   ---------
                                     (Amounts in Thousands except
                                          per share amounts)

     Net earnings                 $2,900       $1,100       $17,500
                                   =====        =====        ======
     Fully diluted net
      earnings per share          $  .29       $  .11       $  1.78
                                   =====        =====        ======

     In computing the pro forma net earnings, interest expense on the indebtedness refinanced with funds from the debt offering was excluded at an average interest rate of approximately 9.6% for all periods presented, net of the tax effect. Interest expense was included on the 9.25% Series A Notes at a rate of approximately 9.25%, plus amortization of deferred debt expense and debt discount for all periods presented, net of the tax effect. Interest income on the excess cash from the offering was included at a rate of 5.5%.

(C) At March 29, 1997 and December 31, 1996, the reduction in the Company's stockholders' investment for gross unrealized losses on marketable securities was approximately $829,000 and $891,000, respectively.

(D) The tax effect of temporary differences which gave rise to significant portions of deferred income tax assets and liabilities as of March 29, 1997 and December 31, 1996 is as follows:



                       NORTEK, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 29, 1997 AND MARCH 30, 1996
                                (Continued)

                                              March 29,      Dec. 31,
                                                 1997         1996
                                                 ----         ----
                                              (Amounts in Thousands)
     U. S. Federal Prepaid (Deferred)
     Income Tax Assets Arising From:
       Accounts receivable                     $ 1,507     $ 1,246
       Inventory                                  (301)       (610)
       Insurance reserves                        4,985       4,985
       Other reserves, liabilities
          and assets, net                       13,809      14,379
                                                ------      ------
                                               $20,000     $20,000
                                                ======      ======
     Deferred (Prepaid) Income Tax
     Liabilities Arising From:
       Property and equipment, net             $15,435     $15,400
       Prepaid pension assets                      735         841
       Other reserves, liabilities and
          assets, net                             (357)       (608)
       Capital loss carryforward                (6,400)     (6,462)
       Other, net                               (1,795)     (1,772)
       Valuation allowances                     10,203      10,238
                                                ------      ------
                                               $17,821     $17,637
                                                ======      ======

     At March 29, 1997, the Company has a capital loss carryforward of approximately $18,300,000, of which approximately $16,400,000 expires in 1997. The Company has provided a valuation allowance equal to the tax effect of capital loss carryforwards and certain other tax assets, since realization of these tax assets cannot be reasonably assured.

     The following reconciles the federal statutory income tax rate to the effective tax rate from continuing operations of approximately 38.3% and 41.5% in 1997 and 1996, respectively.

                                                Three Months Ended
                                                ------------------
                                             March 29,     March 30,
                                                1997          1996
                                                ----          ----
                                              (Amounts in Thousands)
     Income tax provision at the Federal
       statutory rate                          $2,100       $1,435
     Net Change from Statutory Rate:
     Change in valuation reserve, net            (126)        (171)
     State taxes, net of federal tax effect        65          162
     Amortization not deductible for tax
       purposes                                   267          246
     Other nondeductible items                    135           68
     Product development tax credit from
       foreign operations                         (82)        (115)
     Tax effect on foreign income                 (59)          75
                                                -----        -----
                                               $2,300       $1,700
                                                =====        =====



                       NORTEK, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 29, 1997 AND MARCH 30, 1996
                                (Continued)


(E) Net earnings per share ("EPS") amounts have been computed using the weighted average number of common and common equivalent shares outstanding during each year. Special common stock is treated as the equivalent of common stock in determining earnings per share.

     In March 1997, the FASB released SFAS No. 128, "Earnings Per Share," which will become effective December 31, 1997. As a result, the Company's reported earnings per share for 1996 and 1997 will be restated in the Company's annual report on Form 10-K for the year ended December 31, 1997. The unaudited pro forma effect of this accounting change on reported earnings per share is as follows:

                                                                Year
                                 For the Three Months Ended    Ended
                                 -----------------------------------------
                                   March 29,    March 30,     Dec. 31,
     Per Share Amounts                1997         1996         1996
                                      ----         ----        ----

     Primary EPS as reported         $  .37       $  .20        $2.07
     Effect of SFAS No. 128             .01          .01          .03
                                       -----    ---------       ------
     Basic EPS as restated           $  .38       $  .21        $2.10
                                       =====    =========       ======

     Fully diluted EPS as
       reported                      $  .37       $  .20        $2.05
     Effect of SFAS No. 128             ---          ---          .02
                                       -----       -----         ----
     Diluted EPS as restated         $  .37       $  .20        $2.07
                                       =====       =====         ====




                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE FIRST QUARTER ENDED MARCH 29, 1997
                AND THE FIRST QUARTER ENDED MARCH 30, 1996



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

Results of Operations

The tables below and on the next page set forth, for the periods presented,
(a) certain consolidated operating results, (b) the change in the amount and the percentage change of such results as compared to the prior comparable period, (c) the percentage which such results bear to net sales and (d) the change of such percentages as compared to the prior comparable period. The results of operations for the first quarter ended March 29, 1997 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.


                                                        Change in
                             First Quarter Ended    First Quarter 1997
                             -------------------    as Compared to 1996
                              March 29, March 30,   ------------------
                               1997      1996         $          %
                               ----      ----       -----     ------
                                  (Dollar amounts in millions)


Net sales                    $219.6     $221.0      $(1.4)      (.6)%
Cost of products sold         160.1      165.6        5.5       3.3
Selling, general and
  administrative expense       47.2       45.4       (1.8)     (4.0)
Operating earnings             12.3       10.0        2.3      23.0
Interest expense               (7.8)      (7.8)       ---
Interest income                 1.3        1.9        (.6)    (31.6)
Net gain on investments and
  marketable securities          .2       ---          .2      ---
Earnings before provision
  for income taxes              6.0        4.1        1.9      46.3
Provision for income taxes      2.3        1.7        (.6)    (35.3)
                                -----      -----      ----     -----
Net earnings                 $  3.7     $  2.4      $ 1.3      54.2%
                                =====      =====      ====     =====




                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE FIRST QUARTER ENDED MARCH 29, 1997
                AND THE FIRST QUARTER ENDED MARCH 30, 1996
                                (Continued)



                          Percentage of Net Sales     Change in
                            First Quarter Ended       Percentage
                            -------------------     for the First
                            March 29, March 30,      Quarter 1997
                               1997      1996    as compared to 1996
                               ----      ----    -------------------

Net sales                     100.0%    100.0%           ---
Cost of products sold          72.9      74.9            2.0
Selling, general and
 administrative expense        21.5      20.5           (1.0)
Operating earnings              5.6       4.6            1.0
Interest expense               (3.6)     (3.5)           (.1)
Interest income                  .6        .8            (.2)
Net gain on investments and
 marketable securities           .1       ---             .1
Earnings before provision
 for income taxes               2.7       1.9             .8
Provision for income taxes      1.0        .8            (.2)
                              -----      ----           ----
Net earnings                    1.7%      1.1%            .6
                              =====      ====           ====

The following presents the net sales for the Company's principal product groups for the first quarter ended March 29, 1997 as compared to the first quarter ended March 30, 1996 and the amount and the percentage change of such results as compared to the prior comparable period.


                             First Quarter Ended
                             -------------------
                            March 29,   March 30,   Increase/(Decrease)
                               l997        1996        $         %
                               ----        ----      -----    -----
                                          (000's omitted)
Net Sales:
 Residential Building
  Products                 $100,386    $ 98,643    $ 1,743       1.8%
 Air Conditioning and
  Heating Products           91,079      88,354      2,725       3.1
 Plumbing Products           28,162      33,988     (5,826)    (17.1)
                            -------     -------     ------     -----
 Total                     $219,627    $220,985    $(1,358)      (.6)%
                           ========    ========    ========    ======


Certain amounts in the table for the prior period have been reclassified to conform to the classifications for the first quarter ended March 29, 1997.




                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE FIRST QUARTER ENDED MARCH 29, 1997
                AND THE FIRST QUARTER ENDED MARCH 30, 1996
                                (Continued)

Operating Results
-----------------

Net sales decreased approximately $1,358,000, or approximately .6%, in the first quarter of 1997 as compared to the first quarter of 1996, principally as a result of lower sales volume of certain products including the reduction of certain product line offerings (approximately $1,604,000 of the decrease) in the Plumbing Products Group and by a one-week shorter shipping period in the first quarter of 1997. This decrease was partially offset by increased sales volume of residential air conditioning and heating ("HVAC") products and residential building products and increased shipments of new and replacement HVAC products to manufactured housing customers.

Cost of products sold as a percentage of net sales decreased from approximately 74.9% in the first quarter of 1996 to approximately 72.9% in the first quarter of 1997. This decrease in the percentage principally resulted from a reduction in cost in the first quarter of 1997 of certain raw materials and components compared to the first quarter of 1996 and decreased labor and overhead costs as a percentage of net sales in the Air Conditioning and Heating Products Group due to the increased volume and improved efficiency. These decreases were partially offset by increased overhead costs in the Plumbing Products Group, in part, reflecting lower sales levels. Overall, changes in cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors, including changes in the relative mix of products sold, the effect of changes in sales prices, the unit cost of products sold and changes in productivity levels.

Selling, general and administrative expense as a percentage of net sales increased from approximately 20.5% in the first quarter of 1996 to approximately 21.5% in the first quarter of 1997. The increase in the percentage was primarily due to a one-week shorter shipping period, without a proportionate decrease in expense, partially offset by higher sales levels of residential HVAC products.

Segment earnings were approximately $15,500,000 for the first quarter of 1997 as compared to approximately $12,400,000 for the first quarter of 1996. Segment earnings have been reduced by depreciation and amortization expense of approximately $5,500,000 for 1997 and 1996. The overall increase in segment earnings was due principally to increased sales volume of residential HVAC products and a reduction in the prices paid for certain materials in each of the Company's operating groups and was affected by the factors noted above.




                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE FIRST QUARTER ENDED MARCH 29, 1997
                AND THE FIRST QUARTER ENDED MARCH 30, 1996
                                (Continued)


Foreign segment earnings, consisting primarily of the results of operations of the Company's Canadian and European subsidiaries, which manufacture built-in ventilating products, decreased to approximately 10.5% of segment earnings in the first quarter of 1997 from approximately 11.4% of such earnings in the first quarter of 1996. Sales and earnings derived from the international market are subject to the risk of currency fluctuations.

Operating earnings in the first quarter of 1997 increased approximately $2,300,000, or approximately 23.0%, as compared to the first quarter of 1996, primarily as a result of the factors discussed above.

Interest expense in the first quarter of 1997 remained unchanged at $7,800,000, or approximately 3.6% of net sales, as compared to the first quarter of 1996.

Interest income in the first quarter of 1997 decreased approximately $600,000, or approximately 31.6%, as compared to the first quarter of 1996, principally due to lower average invested balances of short-term investments and marketable securities.

The provision for income taxes was approximately $2,300,000 for the first quarter of 1997, as compared to approximately $1,700,000 for the first quarter of 1996. The income tax rates principally differed from the United States Federal statutory rate of 35%, as a result of state income tax provisions, nondeductible amortization expense (for tax purposes), changes in valuation reserves, the effect of foreign income tax on foreign source income and the effect of product development tax credits from foreign operations. (See Note D of the Notes to the Unaudited Financial Statements included elsewhere herein.)



Liquidity and Capital Resources
-------------------------------

In March 1997, the Company sold $175,000,000 principal amount of 9.25% Series A Notes due 2007 for approximately $169,395,000, net of a discount of approximately $1,011,000 and approximately $4,594,000 of expenses incurred in connection with the sale. The net proceeds of this offering will be used to refinance approximately $47,200,000 of outstanding indebtedness of the Company's subsidiaries and for acquisitions and other general corporate purposes, including investment in plant and equipment (see Note B of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein). As of March 29, 1997, approximately




                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE FIRST QUARTER ENDED MARCH 29, 1997
                AND THE FIRST QUARTER ENDED MARCH 30, 1996
                                (Continued)


$11,000,000 of the net proceeds has been utilized to pay certain outstanding subsidiary indebtedness, and the remaining $36,200,000 principal amount of indebtedness is included in current liabilities in the Company's accompanying unaudited condensed consolidated balance sheet at March 29, 1997. As of April 25, 1997, an additional $12,000,000 of indebtedness has been paid.

Unrestricted cash, investments and marketable securities were approximately $223,414,000 at March 29, 1997 as compared to $92,093,000 at December 31,
1996, primarily as the result of the investment of the proceeds from the sale of the 9.25% Series A Notes.

The Company's investment in marketable securities at March 29, 1997 consisted primarily of investments in bank issued money market instruments, commercial paper and United States Treasury securities. At March 29, 1997, approximately $5,756,000 of the Company's cash and investments were pledged as collateral for insurance and other requirements and were classified as restricted in current assets in the Company's accompanying unaudited condensed consolidated balance sheet.

The Company's Board of Directors has authorized a number of programs to purchase shares of the Company's Common and Special Common Stock since November 16, 1995. The most recent program which was announced on April 30, 1997, to purchase up to 500,000 shares of the Company's Common and Special Common Stock in open-market or negotiated transactions subject to market conditions, cash availability and provisions of the Company's outstanding debt instruments. As of May 5, 1997, no purchases have been made under this latest program. From November 16, 1995 to April 25, 1997, the Company purchased approximately 2,800,000 shares of its Common and Special Common Stock for approximately $43,831,000 and accounted for such share purchases as Treasury Stock. (See below and Note B of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

At April 25, 1997, approximately $1,518,900 was available for the payment of cash dividends or stock payments under the terms of the Company's most restrictive Indenture.




                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE FIRST QUARTER ENDED MARCH 29, 1997
                AND THE FIRST QUARTER ENDED MARCH 30, 1996
                                (Continued)


The Company's working capital and current ratio increased from approximately $143,474,000 and 1.7:1, respectively, to approximately $294,018,000 and 2.4:1, respectively, between December 31, 1996 and March 29, 1997, principally as a result of the investment of the proceeds received from the sale of the 9.25% Series A Notes and the factors described below. Working capital included approximately $92,093,000 at December 31, 1996 and approximately $223,414,000 at March 29, 1997 of unrestricted cash, investments and marketable securities.

Accounts receivable increased approximately $11,940,000, or approximately 9.8%, between December 31, 1996 and March 29, 1997, while net sales decreased approximately 8.6% in the first quarter of 1997 as compared to the fourth quarter of 1996. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Significant increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on March 29, 1997 as compared to December 31, 1996. The Company has not experienced any significant changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in 1996 or 1997.

Inventories increased approximately $8,328,000 or approximately 8.5%, between December 31, 1996 and March 29, 1997.

Accounts payable increased approximately $8,354,000 or approximately 11.1% between December 31, 1996 and March 29, 1997.

Unrestricted cash and cash equivalents increased approximately $44,478,000 from December 31, 1996 to March 29, 1997, principally as a result of the following:
                                                       Condensed
                                                    Consolidated
                                                       Cash Flows
Operating Activities--                              --------------
 Cash flow from operations, net                      $  9,782,000
 Increase in accounts receivable, net                 (12,662,000)
 Increase in inventories                               (8,850,000)
 Increase in prepaids and other current assets         (2,507,000)
 Increase in trade accounts payable                    10,243,000
 Decrease in accrued expenses and taxes                (9,809,000)
Investing Activities--
 Purchase of marketable securities                   (111,401,000)
 Proceeds from the sale of marketable securities       20,940,000
 Capital expenditures                                  (4,774,000)
Financing Activities--
 Sale of notes                                        169,395,000
 Increase in borrowings                                 3,862,000
 Payment of borrowings                                (11,035,000)
 Purchase of Nortek Common and Special
   Common Stock                                        (6,534,000)
Other, net                                             (2,172,000)
                                                      -----------
                                                     $ 44,478,000
                                                      ===========

The net non-cash impact of changes in foreign currency exchange rates was not material and has been included in other, net.

The Company's debt-to-equity ratio increased from approximately 2.4:1 at December 31, 1996 to 3.9:1 at March 29, 1997, primarily as a result of the sale of the 9.25% Series A Notes and the effect of the purchase of the Company's Common and Special Common Stock (see Note B of the Notes to Unaudited Condensed Consolidated Financial Statements), partially offset by the payment of certain subsidiary indebtedness and by net earnings for the first quarter of 1997. (See the Company's Unaudited Condensed Consolidated Statement of Stockholders' Investment included elsewhere herein.)

The Company believes that its growth will be generated largely by internal growth in each of its product groups, augmented by strategic acquisitions. The Company regularly evaluates potential acquisitions which would increase or expand the market penetration of, or otherwise complement, its current product lines.




                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE FIRST QUARTER ENDED MARCH 29, 1997
                AND THE FIRST QUARTER ENDED MARCH 30, 1996
                                (Continued)

When used in this discussion, the words "believes," "anticipates," and "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, over which the Company has no control, which could cause actual results to differ materially from those presented. These risks and uncertainties include increases in raw material costs (including, among others, steel, copper, packaging material, plastics, resins and aluminum) and purchased component costs, the level of domestic and foreign construction and remodeling activity affecting residential and commercial markets, interest rates, inflation, consumer spending levels, operating in international economies, the rate of sales growth, price and product competition, new product introduction, material shortages and product liability claims. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date thereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company, in this report, as well as the Company's periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.



                        PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a vote of Security Holders.
          ----------------------------------------------------

At the Annual Meeting of Stockholders held on March 27, 1997, the following director was elected by the holders of Common Stock voting separately as a class.

Name                             For                         Withheld
----                             ---                         --------

Class II (for a term
expiring at the 2000
Annual Meeting)

   Richard J. Harris          7,886,469                      300,996


The other matters voted upon and the votes were as follows:

Proposal 2:  Approval of 1997 Equity and Cash Incentive Plan

                                                              Broker
        For          Against             Abstain             Non-Vote
        ---          -------             -------             --------

    10,525,104      1,462,811             69,682              96,908

Proposal 3:  Approval of 1997 Stock Option Plan for Directors

        For          Against             Abstain
        ---          -------             -------

    11,318,053        756,908             79,544

Proposal 4:  Approval of Employment Agreement between Richard L. Bready and the Company
                                                              Broker
        For          Against             Abstain             Non-Vote
        ---          -------             -------             --------

    10,856,264      1,221,475             76,566               200


Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------
             (a)    Exhibits

                    4.1 Indenture dated as of March 17, 1997 between the Company and State Street Bank and Trust Company, as Trustee, relating to the 9.25% Series A and Series B Senior Notes due March 15, 2007 (Exhibit
                         4.2 to Registration Statement No. 333-25505 filed April 18, 1997).



                        PART II.  OTHER INFORMATION
                                (Continued)

                    4.2 Registration Rights Agreement dated as of March 17, 1997 between the Company and the Initial Purchasers (Exhibit 4.3 to Registration Statement No. 333-25505 filed April 18, 1997).

                   10.1   1997   Equity  and  Cash  Incentive  Plan  (filed
                          herewith).

                   10.2 1997 Stock Option Plan for Directors (filed herewith).

                   10.3 Employment Agreement between Richard L. Bready and the Company dated February 26, 1997 (filed herewith).

                   11.1   Calculation   of   shares  used  in   determining
                          earnings per share (filed herewith).

                   27     Financial Data Schedule (filed herewith).


             (b)   Reports on Form 8-K.

                   The  following  reports on Form 8-K were  filed  by  the
                    registrant during the period:

                         March  5,  1997, Item 5, Other Events and  Item  7
                         Financial    Statements   Pro   Forma    Financial
                         Information and Exhibits.

                         March  12, 1997, Item 5, Other Events and  Item  7
                         Financial    Statements,   Pro   Forma   Financial
                         Information and Exhibits.



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

      May 12, 1997
-------------------------
        (Date)