Form 10-Q
period 1997-06-28
NORTEK INC
filed 1997-08-08
CIK 72423

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D. C.   20549

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended      June 28, 1997
                              ------------------------------

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

The  number of shares of Common Stock outstanding as of July
25,  1997  was 9,091,731.  The number of shares  of  Special
Common Stock outstanding as of July 25, 1997 was 487,941.


                  NORTEK, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEET
                  (Dollar Amounts in Thousands)

                                         June 28,    Dec. 31,
                                           1997        1996
                                           ----        ----
                                       (Unaudited)
                 ASSETS
Current Assets:
 Unrestricted--
  Cash and cash equivalents             $ 56,769    $ 41,042
  Marketable securities available for
   sale                                  168,630      51,051
 Restricted--
  Cash and marketable securities
   at cost which approximates market       5,688       5,681
 Accounts receivable, less allowances
  of $4,825 and $4,356                   137,833     122,176
 Inventories:
  Raw materials                           35,945      36,765
  Work in process                         12,346      12,717
  Finished goods                          59,422      48,176
                                         -------     -------
                                         107,713      97,658
                                         -------     -------

 Prepaid expenses                          4,284       5,031
 Other current assets                     13,830       9,909
 Prepaid income taxes                     20,000      20,000
                                         -------     -------
   Total Current Assets                  514,747     352,548
                                         -------     -------

Property and Equipment, at cost:
 Land                                      6,867       7,046
 Buildings and improvements               71,566      72,954
 Machinery and equipment                 175,807     174,064
                                         254,240     254,064
                                         -------     -------
  Less--Accumulated depreciation         116,202     112,645
                                         -------     -------
      Total Property and Equipment,
       net                               138,038     141,419
                                         -------     -------
Other Assets:
 Goodwill, less accumulated amortiza-
  tion of $28,357 and $26,948             88,857      91,578
 Deferred debt expense                    10,959       6,647
 Other                                    20,362      16,924
                                         -------     -------
                                         120,178     115,149
                                         -------     -------

                                        $772,963    $609,116
                                         =======     =======



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  NORTEK, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEET
                           (Continued)
                  (Dollar Amounts in Thousands)

                                         June 28,    Dec. 31,
                                           1997        1996
                                           ----        ----
                                        (Unaudited)
LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------

Current Liabilities:
 Notes payable and other short-
  term obligations                      $ 12,929    $ 25,334
 Current maturities of long-term debt      5,125      11,230
 Accounts payable                         86,293      74,945
 Accrued expenses and taxes, net         100,913      97,565
                                         -------     -------
      Total Current Liabilities          205,260     209,074
                                         -------     -------

Other Liabilities:
 Deferred income taxes                    18,300      17,637
 Other                                    19,535      19,649
                                         -------     -------
                                          37,835      37,286
                                         -------     -------
Notes, Mortgage Notes and
 Obligations Payable, less current
 maturities                              408,771     243,961
                                         -------     -------

Stockholders' Investment:
 Preference stock, $1 par value;
  authorized 7,000,000 shares,
  none issued                                ---         ---
 Common Stock, $1 par value;
  authorized 40,000,000 shares,
  16,025,542 shares and 15,965,585
  shares issued                           16,026      15,966
 Special Common Stock, $1 par value;
  authorized 5,000,000 shares,
  774,339 shares and 784,169
  shares issued                              774         784
Additional paid-in capital               135,311     135,028
Retained earnings                         48,166      37,766
Cumulative translation, pension and
 other adjustments                        (3,948)     (3,212)
 Less - treasury common stock at
        cost, 6,929,227 shares and
        6,599,645 shares                 (73,299)    (65,805)
      - treasury special common stock
        at cost, 285,233 shares and
        276,910 shares                    (1,933)     (1,732)
                                         -------     -------
       Total Stockholders' Investment    121,097     118,795
                                         -------     -------

                                        $772,963    $609,116
                                         =======     =======



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  NORTEK, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
             (In Thousands Except Per Share Amounts)


                                               For The
                                          Three Months Ended
                                          ------------------
                                         June 28,     June 29,
                                           1997         1996
                                           ----         ----
                                             (Unaudited)

Net Sales                              $249,591      $260,235
                                        -------       -------


Costs and Expenses:
 Cost of products sold                  182,374       191,623
 Selling, general and
   administrative expense                49,612        52,833
                                        -------       -------
                                        231,986       244,456
                                        -------       -------
Operating earnings                       17,605        15,779
Interest expense                        (10,723)       (7,677)
Interest income                           3,118           898
                                        -------       -------
Earnings before provision for
 income taxes                            10,000         9,000
Provision for income taxes                3,300         3,200
                                        -------       -------

   Net Earnings                        $  6,700      $  5,800
                                        =======       =======

Net Earnings Per Share:
 Primary                               $    .68      $    .55
                                        =======       =======
 Fully diluted                         $    .68      $    .55
                                        =======       =======

Weighted Average Number of Shares:
 Primary                                  9,832        10,531
                                        =======       =======
 Fully diluted                            9,867        10,531
                                        =======       =======













The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                  NORTEK, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
             (In Thousands Except Per Share Amounts)

                                               For The
                                           Six Months Ended
                                           ----------------
                                         June 28,     June 29,
                                           1997         1996
                                           ----         ----
                                             (Unaudited)

Net Sales                              $469,218      $481,220
                                        -------       -------


Costs and Expenses:
 Cost of products sold                  342,444       357,210
 Selling, general and
   administrative expense                96,830        98,243
                                        -------       -------
                                        439,274       455,453
                                        -------       -------
Operating earnings                       29,944        25,767
Interest expense                        (18,523)      (15,486)
Interest income                           4,404         2,819
Net gain on investments and
 marketable securities                      175           ---
                                        -------       -------

Earnings before provision for
 income taxes                            16,000        13,100
Provision for income taxes                5,600         4,900
                                        -------       -------

 Net Earnings                          $ 10,400      $  8,200
                                        =======       =======

Net Earnings Per Share:
 Primary                               $   1.05      $    .73
                                        =======       =======
 Fully diluted                         $   1.05      $    .73
                                        =======       =======

Weighted Average Number of Shares:
 Primary                                  9,898        11,186
                                        =======        ======
 Fully diluted                            9,923        11,199
                                        =======        ======











The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                  NORTEK, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Amounts in Thousands)


                                               For the
                                           Six Months Ended
                                          -----------------
                                          June 28,     June 29,
                                            1997        1996
                                            ----        ----
                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                             $10,400     $ 8,200
                                          ------      ------

Adjustments to reconcile net earnings
 to cash:
Depreciation and amortization             11,769      11,138
Non-cash interest expense, net               583         682
Net gain on investments and
 marketable securities                      (175)         ---
Deferred federal income tax provision        200         450
Changes in certain assets and liabilities,
 net of effects from acquisitions
 and dispositions:
  Accounts receivable, net               (16,450)    (26,712)
  Prepaids and other current assets       (2,385)        577
  Inventories                            (11,322)      3,528
  Accounts payable                        12,510      16,919
  Accrued expenses and taxes               4,358       1,149
  Long-term assets, liabilities and
   other, net                             (1,041)     (1,215)
                                        --------      ------
    Total adjustments to net earnings     (1,953)      6,516
                                        --------      ------
    Net Cash Provided by
     Operating Activities                  8,447      14,716
                                        --------      ------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                      (8,883)     (7,611)
Purchase of investments and marketable
 securities                             (157,037)    (20,140)
Proceeds from sale of investments and
 marketable securities                    37,220      22,677
Other, net                                  (204)        (66)
                                        --------      ------
 Net Cash Used in Investing
  Activities                            (128,904)     (5,140)
                                        --------      ------






The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       NORTEK, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Amounts in Thousands)
                                (Continued)


                                               For the
                                           Six Months Ended
                                          -----------------
                                          June 28,     June 29,
                                            1997        1996
                                            ----        ----
                                              (Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of notes                           $169,395    $    ---
Increase (Decrease) in borrowings,
 net of payments                        (26,264)       1,278
Purchase of Nortek Common
 and Special Common Stock                 (7,626)    (31,738)
Other, net                                   679          74
                                         -------     -------

 Net Cash Provided by (Used in)
  Financing Activities                   136,184     (30,386)
                                         -------     -------

Net increase(decrease) in
 unrestricted cash and investments        15,727     (20,810)
Unrestricted cash and investments at
 the beginning of the period              41,042      60,079
                                         -------     -------

Unrestricted cash and investments at the
 end of the period                      $ 56,769    $ 39,269
                                         =======     =======


Interest paid                           $ 13,092    $ 15,217
                                         =======     =======

Income taxes paid, net                  $  5,289    $  5,650
                                         =======     =======


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


Nortek, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Investment
For the Three Months Ended June 28, 1997 and June 29, 1996
(Dollar Amounts in Thousands)

                                                            Cumulative
                                                           Translation,
                                        Addi-                Pension
                               Special  tional                        and Other
                        Common  Common Paid-in    Retained   Adjust-   Treasury
                        Stock   Stock      CapitalEarnings    ments     Stock
                        -----   -----  -------    --------   --------   -----
                                            (Unaudited)




Balance, March 30,
 1996                  $15,897  $763  $134,694    $18,166   $(3,070) $(41,126)
 4,667 shares of
  special common stock
  converted into
  4,667 shares of
  common stock               5   (5)       ---        ---        ---       ---
 13,843 shares of
  common stock issued
  upon exercise of
  stock options             14   ---        52        ---        ---       ---
 1,400,483 shares of
  treasury stock acquired  ---   ---       ---        ---        ---  (23,328)
 Translation adjust-
  ment                     ---   ---       ---        ---       (14)       ---
 Unrealized decline in
  the value of market-
  able securities          ---   ---       ---        ---      (109)       ---
Net earnings               ---   ---       ---      5,800        ---       ---
                        ------   ---   -------     ------     ------   -------

Balance, June 29, 1996 $15,916  $758  $134,746    $23,966   $(3,193) $(64,454)
                        ======   ===   =======     ======     ======   =======

Balance, March 29,
 1997                  $16,021  $779  $135,311    $41,466   $(4,536) $(74,071)
 4,972 shares of
  special common stock
  converted into
  4,972 shares of
  common stock               5   (5)       ---        ---        ---       ---
 57,005 shares of
  treasury stock
  acquired                 ---   ---       ---        ---        ---   (1,161)
Translation adjust-
 ment                      ---   ---       ---        ---        281       ---
Unrealized increase
 in the value of mar-
 ketable securities        ---   ---       ---        ---        307       ---
Net earnings               ---   ---       ---      6,700        ---       ---
                        ------   ---   -------     ------     ------   -------
Balance, June 28, 1997 $16,026  $774  $135,311    $48,166   $(3,948) $(75,232)
                        ======   ===   =======     ======     ======   =======


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


Nortek, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Investment
For the Six Months Ended June 28, 1997 and June 29, 1996
(Dollar Amounts in Thousands)
                                                            Cumulative
                                                           Translation,
                                        Addi-                Pension
                               Special  tional                        and Other
                        Common    Common Paid-in               Retained  Adjust-
Treasury
                        Stock     Stock      Capital           Earnings    ments
Stock
                       -----    -----  -------    --------   --------   -----
                                            (Unaudited)

Balance, December 31,
 1995                 $15,883   $774  $134,690    $15,766   $(2,742) $(33,080)
 15,706 shares of
  special common stock
  converted into
  15,706 shares of
  common stock              16  (16)       ---        ---        ---       ---
 16,843 shares of
  common stock issued
  upon exercise of
  stock options             17   ---        56        ---        ---       ---
 2,117,314 shares of
  treasury stock
  acquired                 ---   ---       ---        ---        ---  (31,374)
 Translation adjust-
  ment                     ---   ---       ---        ---         61       ---
 Unrealized decline in
  the value of market-
  able securities          ---   ---       ---        ---      (512)       ---
Net earnings               ---   ---       ---      8,200        ---       ---
                        ------   ---   -------     ------     ------   -------
Balance, June 29, 1996 $15,916  $758  $134,746    $23,966   $(3,193) $(64,454)
                        ======  ====   ======     ======    =======  ========
 Balance, December 31,
 1996                  $15,966  $784  $135,028    $37,766   $(3,212) $(67,537)
 15,638 shares of
  special common stock
  converted into
  15,638 shares of
  common stock              16  (16)       ---        ---        ---       ---
 44,319 shares of
  common stock and
  5,808 shares of
  special common stock
  issued upon exercise
  of stock options          44     6       283        ---        ---       ---
 337,905 shares of
  treasury stock acquired                  ---        ---        ---   (7,695)
Translation adjust-
  ment                     ---   ---       ---        ---    (1,105)       ---
 Unrealized increase in
  the value of market-
  able securities          ---   ---       ---        ---        369       ---
Net earnings               ---   ---       ---     10,400        ---       ---
                        ------   ---   -------     ------     ------   -------

Balance, June 28, 1997 $16,026  $774  $135,311    $48,166   $(3,948) $(75,232)
                        ======   ===   =======     ======     ======   =======

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       NORTEK, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      JUNE 28, 1997 AND JUNE 29, 1996

(A) The unaudited condensed consolidated financial statements presented ("Unaudited Financial Statements") have been prepared by Nortek, Inc. and include all of its wholly-owned subsidiaries (the "Company") after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, although, the Company believes that the disclosures included are adequate to make the information presented not misleading. Certain amounts in the Unaudited Financial Statements for the prior periods have been reclassified to conform to the presentation at June 28, 1997. It is suggested that these Unaudited Financial Statements be read in conjunction with the financial statements and the notes included in the Company's latest Annual Report on Form 10-K.

(B) In March 1997, the Company sold $175,000,000 principal amount of 9.25% Senior Notes due March 2007 ("9.25% Notes") at a slight discount. The net proceeds will be used to refinance certain outstanding indebtedness of the Company's subsidiaries and for acquisitions and other general corporate purposes, including investment in plant and equipment.

     The Company's Board of Directors has authorized a number of programs to purchase shares of the Company's Common and Special Common Stock since November 16, 1995. The most recent of these programs was announced on April 30, 1997, to purchase up to 500,000 shares of the Company's Common and Special Common Stock in open market or negotiated transactions, subject to market conditions, cash availability and provisions of the Company's outstanding debt instruments. As of July 25, 1997, the Company has purchased approximately 14,179 shares of its Common and Special Common Stock for approximately $336,700 under this latest program. For the period from November 16, 1995 to July 25, 1997, the Company purchased approximately 2,800,000 shares of its Common and Special Common Stock for approximately $44,160,000 and accounted for such share purchases as Treasury Stock.

     At July 25, 1997, approximately $4,800,000 was available for the payment of cash dividends or stock purchases under the terms of the Company's most restrictive Indenture.

                       NORTEK, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      JUNE 28, 1997 AND JUNE 29, 1996
                                (Continued)



     The following presents the approximate unaudited pro forma net earnings and fully diluted earnings per share of the Company, as adjusted for the pro forma effect of the Treasury Stock purchases, the debt offering and the debt refinancing, assuming these transactions occurred at January 1, 1996:

                                                                  Year
                        Three Months Ended  Six Months Ended     Ended
                         June 28, June 29,   June 28, June 29,  Dec. 31,
                           1997     1996       1997     1996      1996
                         (Amounts in Thousands except per share amounts)
                          -------  -------   -------  -------   -------

     Net earnings         $6,700   $4,700     $9,500   $5,800  $17,500
                           =====    =====     ======   ======   ======
     Fully diluted
      net earnings per
      share                $  .68   $  .49   $   .96  $   .60  $  1.79
                            =====    =====    ======   ======   ======

     In computing the pro forma net earnings, interest expense on the indebtedness refinanced with funds from the debt offering was excluded at an average interest rate of approximately 9.6% for all periods presented, net of the tax effect. Interest expense was included on the 9.25% Notes at a rate of approximately 9.25%, plus amortization of deferred debt expense and debt discount for all periods presented, net of the tax effect. Interest income on the excess cash from the offering was included at a rate of 5.5%.

(C) At June 28, 1997 and December 31, 1996, the reduction in the Company's stockholders' investment for gross unrealized losses on marketable securities was approximately $522,000 and $891,000, respectively.

(D) The tax effect of temporary differences which gave rise to significant portions of deferred income tax assets and liabilities as of June 28, 1997 and December 31, 1996 is as follows:


                       NORTEK, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      JUNE 28, 1997 AND JUNE 29, 1996
                                (Continued)

                                               June 28,      Dec. 31,
                                                 1997         1996
                                                 ----         ----
                                               (Amounts in Thousands)
     U. S. Federal Prepaid (Deferred)
     Income Tax Assets Arising From:
       Accounts receivable                     $ 1,442     $ 1,246
       Inventory                                 (376)       (610)
       Insurance reserves                        5,366       4,985
       Other reserves, liabilities
          and assets, net                       13,568      14,379
                                                ------      ------
                                               $20,000     $20,000
                                                ======      ======
     Deferred (Prepaid) Income Tax
     Liabilities Arising From:
       Property and equipment, net             $15,558     $15,400
       Prepaid pension assets                      586         841
       Other reserves, liabilities and
          assets, net                              147       (608)
       Capital loss carryforward               (6,400)     (6,462)
       Other, net                              (1,828)     (1,772)
       Valuation allowances                     10,237      10,238
                                                ------      ------
                                               $18,300     $17,637
                                                ======      ======

     At June 28, 1997, the Company has a capital loss carryforward of approximately $18,300,000, of which approximately $16,400,000 expires in 1997. The Company has provided a valuation allowance equal to the tax effect of capital loss carryforwards and certain other tax assets, since realization of these tax assets cannot be reasonably assured.

     The following reconciles the federal statutory income tax rate to the effective tax rate from continuing operations of approximately 33.0% and 35.6% in the second quarter of 1997 and 1996, respectively, and
     35.0%   and  37.4%  in  the  first  six  months  of  1997  and   1996,
     respectively.
                                     Three Months Ended  Six Months Ended
                                     June 28,  June 29,  June 28, June 29,
                                       1997     1996      1997      1996
                                     --------  -------  -------    ------
                                            (Amounts in Thousands)
     Income tax provision at the
       Federal statutory rate          $3,500  $3,150   $5,600    $4,585
     Net Change from Statutory Rate:
     Change in valuation reserve, net   (701)   (577)     (827)    (748)
     State taxes, net of federal
       tax effect                         391     325       455      487
     Amortization not deductible
       for tax purposes                   267     277       535      523
     Other nondeductible items             48      50       183      118
     Product development tax credit
       from foreign operations          (125)   (109)     (207)    (224)
     Tax effect on foreign income        (80)      84     (139)      159
                                        =====   =====     =====    =====
                                       $3,300  $3,200    $5,600   $4,900
                                        =====   =====     =====    =====


                       NORTEK, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      JUNE 28, 1997 AND JUNE 29, 1996
                                (Continued)



(E) Net earnings per share ("EPS") amounts have been computed using the weighted average number of common and common equivalent shares outstanding during each year. Special common stock is treated as the equivalent of common stock in determining earnings per share.

     In March 1997, the FASB released SFAS No. 128, "Earnings Per Share," which will become effective December 31, 1997. As a result, the Company's reported earnings per share for 1996 and 1997 will be restated in the Company's annual report on Form 10-K for the year ending December 31, 1997. The unaudited pro forma effect of this accounting change on reported earnings per share is as follows:

                                 Three                              Year
                              Months Ended    Six Months Ended     Ended
                           June 28,  June 29, June 28,  June 29,  Dec. 31,
                             1997      1996       1997      1996      1996
                            -------  -------  -------   -------   -------
     Per Share Amounts

     Primary EPS as reported  $.68     $.55     $1.05      $.73     $2.07
     Effect of SFAS No. 128    .02      .01       .03       .02       .03
                                ---     ---      ----       ---      ----
     Basic EPS as restated    $.70     $.56     $1.08      $.75     $2.10
                                ===     ===      ====       ===      ====

     Fully diluted EPS as
       reported               $.68     $.55     $1.05      $.73     $2.05
     Effect of SFAS No. 128    ---      ---      ---       ---        .02
                               ---      ---     ----       ---       ----
     Diluted EPS as restated  $.68     $.55     $1.05      $.73     $2.07
                                ===     ===      ====       ===      ====

(F) On July 24, 1997, the Company entered into an agreement to acquire Ply Gem Industries, Inc. ("Ply Gem"), at a cash price of $19.50 per outstanding share of common stock. Ply Gem is a manufacturer and distributor of building and home improvements products used primarily in residential remodeling and construction. Principal products include vinyl and wood windows and doors, vinyl siding and accessories, skylights, specialty wood products and other home decor and improvement products. Ply Gem's operations are located throughout the United States and Canada. The Company will pay approximately $310,000,000 to purchase Ply Gem common stock and settle common stock options and will assume or refinance Ply Gem's indebtedness which at June 20, 1997 was approximately $171,700,000 (including $50,000,000
     under Ply Gem's accounts receivable securitization program).   The
     Company's and Ply Gem's Board of Directors have approved the agreement and Ply Gem's Board of Directors has recommended that shareholders tender their shares. On July 29, 1997, the Company commenced a cash tender offer and expects to complete the acquisition of Ply Gem in the third quarter of 1997.


                       NORTEK, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      JUNE 28, 1997 AND JUNE 29, 1996
                                (Continued)


Ply Gem's consolidated net sales, operating earnings and net earnings for the six months ended June 30, 1997 and 1996, and the year ended December 31, 1996 are as follows:
                                                                  Year
                                          Six Months Ended       Ended
                                         June 30,   June 30,    Dec. 31,
                                           1997       1996        1996
                                           ----       ----        ----
                                            (Unaudited)
                                          (Amounts in thousands except per
                                                   share amounts)

     Net sales                          $381,728    $354,097    $774,928
                                         =======     =======     =======

     Operating earnings (1)             $  8,849    $  7,220    $ 29,010
                                         =======     =======     =======

     Net earnings                       $  1,980    $  1,519    $ 10,454
                                         =======     =======     =======

     (1)Ply Gem's results for the six months ended June 30, 1997 include approximately $2,900,000 of non-recurring merger expenses.


                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 28, 1997
         AND THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 29, 1996


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

Results of Operations

The tables below and on the next page set forth, for the periods presented,
(a) certain consolidated operating results, (b) the change in the amount and the percentage change of such results as compared to the prior comparable period, (c) the percentage which such results bears to net sales and (d) the change of such percentages as compared to the prior comparable period. The results of operations for the second quarter ended June 28, 1997 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

                                                        Change in
                             Second Quarter Ended  Second Quarter 1997
                               June 28,  June 29,  as Compared to 1996
                                                    ------------------
                                 1997      1996        $         %
                                 ----      ----      ------    ------
                                    (Dollar amounts in millions)

Net sales                      $249.6     $260.2     (10.6)     (4.1)
Cost of products sold           182.4      191.6       9.2       4.8
Selling, general and
  administrative expense         49.6       52.8       3.2       6.1
Operating earnings               17.6       15.8       1.8      11.4
Interest expense                (10.7)      (7.7)     (3.0)    (39.0)
Interest income                   3.1         .9       2.2     244.4
Earnings before provision
  for income taxes               10.0        9.0       1.0      11.1
Provision for income taxes        3.3        3.2       (.1)     (3.1)
                                -----      -----      ----     -----
Net earnings                   $  6.7     $  5.8        .9      15.5
                                =====      =====      ====     =====

                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 28, 1997
         AND THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 29, 1996
                                (Continued)

                                                      Change in
                          Percentage of Net Sales     Percentage
                            Second Quarter Ended    for the Second
                             June 28,  June 29,      Quarter 1997
                               1997      1996    as compared to 1996
                               ----      ----    -------------------

Net sales                     100.0%    100.0%           ---
Cost of products sold          73.0      73.6             .6
Selling, general and
 administrative expense        19.9      20.3             .4
Operating earnings              7.1       6.1            1.0
Interest expense               (4.3)     (3.0)          (1.3)
Interest income                 1.2        .3             .9
Earnings before provision
 for income taxes               4.0       3.4             .6
Provision for income taxes      1.3       1.2            (.1)
                               ----      ----           ----
Net earnings                    2.7       2.2             .5
                               ====      ====           ====

The tables below and on the next page set forth, for the periods presented,
(a) certain consolidated operating results, (b) the change in the amount and the percentage change of such results as compared to the prior comparable period, (c) the percentage which such results bears to net sales and (d) the change of such percentages as compared to the prior comparable period. The results of operations for the six months ended June 28, 1997 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.
                                                      Change in
                              Six Months Ended     Six Months 1997
                             June 28,  June 29,  as Compared to 1996
                               1997      1996       $           %
                               ----      ----      -----      -----
                                  (Dollar amounts in millions)


Net sales                    $469.2    $481.2      (12.0)      (2.5)
Cost of products sold         342.5     357.2       14.7        4.1
Selling, general and
 administrative expense        96.8      98.2        1.4        1.4
Operating earnings             29.9      25.8        4.1       15.9
Interest expense              (18.5)    (15.5)      (3.0)     (19.4)
Interest income                 4.4       2.8        1.6       57.1
Net gain on investments and
 marketable securities           .2       ---         .2        ---
Earnings before provision
 for income taxes              16.0      13.1        2.9       22.1
Provision for income taxes      5.6       4.9        (.7)     (14.3)
                               ----     -----       ----      -----
Net earnings                  $10.4    $  8.2        2.2       26.8
                               ====     =====       ====      =====

                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 28, 1997
         AND THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 29, 1996


                                                      Change in
                          Percentage of Net Sales     Percentage
                              Six Months Ended       for the Six
                             June 28,  June 29,     Months 1997 as
                               1997      1996      Compared to 1996
                               ----      ----      ----------------



Net sales                     100.0%    100.0%           ---
Cost of products sold          73.0      74.2            1.2
Selling, general and
 administrative expense        20.6      20.4            (.2)
Operating earnings              6.4       5.4            1.0
Interest expense               (3.9)     (3.2)           (.7)
Interest income                  .9        .5             .4
Net gain on investments and
 marketable securities          ---       ---            ---
Earnings before provision
 for income taxes               3.4       2.7             .7
Provision for income taxes      1.2       1.0            (.2)
                               ----     -----            ---
Net earnings                    2.2%      1.7%            .5
                               ====     =====            ===

The following table presents the net sales for the Company's principal product groups for the second quarter and six months ended June 28, 1997 as compared to the second quarter and six months ended June 29, 1996 and the amount and the percentage change of such results as compared to the prior comparable period. Certain amounts in the table for the prior periods have been reclassified to conform to the classifications for 1997.

                                        Second Quarter Ended
                              ---------------------------------------
                               June 28,  June 29, Increase (Decrease)
                                                  -------------------
                                 1997      1996        $         %
                                 ----      ----      -----     ------
                                          (000's omitted)
Net Sales:
 Residential Building
  Products                    $105,264  $104,407  $    857        .8%
 Air Conditioning and
  Heating Products             115,519   119,427   (3,908)      (3.3)
 Plumbing Products              28,808    36,401   (7,593)     (20.9)
                               -------   -------   -------     -----
 Total                        $249,591  $260,235 $(10,644)      (4.1)%
                               =======   =======   =======     =====



                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 28, 1997
         AND THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 29, 1996



                                          Six Months Ended
                              ---------------------------------------
                               June 28,  June 29, Increase (Decrease)
                                                  -------------------
                                 1997      1996        $         %
                                 ----      ----      -----     -----
                                          (000's omitted)
Net Sales:
 Residential Building
  Products                   $205,650   $203,050  $  2,600       1.3%
 Air Conditioning and
  Heating Products            206,598    207,781   (1,183)       (.6)
 Plumbing Products             56,970     70,389  (13,419)     (19.1)
                              -------    -------    ------     -----
 Total                       $469,218   $481,220 $(12,002)      (2.5)%
                              =======    =======   =======     =====

Operating Results

Net sales decreased approximately $10,600,000, or approximately 4.1% (or decreased approximately $8,800,000 or approximately 3.4% excluding the effect of foreign exchange), and decreased approximately $12,000,000, or approximately 2.5%, (or decreased approximately $9,800,000 or approximately 2.0% excluding the effect of foreign exchange) for the second quarter and the first six months of 1997, respectively, as compared to 1996. These decreases in both periods are principally as a result of lower sales volume, including the reduction of certain product line offerings (approximately $2,300,000 and $3,900,000 of the decrease for the second quarter and first six months, respectively), within the Plumbing Products Group and a decrease in sales volume by the Residential Building Products Group's European subsidiary primarily due to weakness in the German and French markets. These decreases were partially offset by increased sales volume in residential building products in the United States and Canada and residential air conditioning and heating ("HVAC") products in the United States in the first half.

Cost of products sold as a percentage of net sales decreased from approximately 73.6% in the second quarter of 1996 to approximately 73.0% in the second quarter of 1997, and decreased from approximately 74.2% in the first six months of 1996 to approximately 73.0% in the first six months of 1997. These decreases in the percentages principally resulted from a reduction in cost in the second quarter and first six months of 1997 of certain raw materials and components compared to the second quarter and first six months of 1996 and decreased labor as a percentage of net sales in the Residential Building Products and Air Conditioning and Heating Products Groups due to the increased volume of higher margin products and improved manufacturing efficiency. These decreases were partially offset by increased overhead costs in the Plumbing Products Group and the Company's European subsidiaries, in part, reflecting lower sales levels of lower margin products. Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors, including changes in the relative mix of products sold, the effect of changes in sales prices, the unit cost of products sold and changes in productivity levels.

                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 28, 1997
         AND THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 29, 1996
                                (Continued)


Selling, general and administrative expense as a percentage of net sales decreased from approximately 20.3% in the second quarter of 1996 to approximately 19.9% in the second quarter of 1997 and increased slightly from approximately 20.4% in the first six months of 1996 to approximately 20.6% in the first six months of 1997. The decrease in the percentage for the second quarter was primarily the result of higher sales levels of residential building products without a proportionate increase in expense and lower expense in residential HVAC products resulting from new sales initiatives. The increase in the percentage in the first six months was primarily due to a one-week shorter shipping period in the first quarter. Lower sales in the Company's Plumbing Products Group, without a proportionate decrease in expense in both periods, was also a factor.

Segment earnings were approximately $21,100,000 for the second quarter of 1997, as compared to approximately $20,500,000 for the second quarter of 1996, and approximately $36,600,000 for the first six months of 1997 as compared to approximately $32,900,000 for the first six months of 1996. The increase in segment earnings was due principally to the factors noted above.

Foreign segment earnings, consisting primarily of the results of operations of the Company's Canadian and European subsidiaries, which manufacture built-in ventilating products, decreased to approximately 9.3% of segment earnings in the second quarter of 1997 from approximately 15.4% of such earnings in the second quarter of 1996 and to approximately 9.8% of segment earnings in the first six months of 1997 from approximately 13.9% of such earnings in the first six months of 1996. Sales and earnings derived from the international market are subject to the risks of currency fluctuations.

Operating earnings in the second quarter of 1997 increased approximately $1,800,000, or approximately 11.4%, as compared to the second quarter of 1996 and increased approximately $4,100,000, or approximately 15.9%, for the first six months of 1997 as compared to 1996, primarily due to the factors previously discussed.

Interest expense in the second quarter of 1997 increased approximately $3,000,000, or approximately 39.0%, as compared to the second quarter of 1996, and increased approximately $3,000,000, or approximately 19.4% for the first six months of 1997, as compared to the first six months of 1996, primarily as a result of the sale of $175,000,000 principal amount of 9.25% Notes in March 1997. This increase was partially offset by the refinancing of certain outstanding indebtedness of the Company's subsidiaries primarily in the second quarter of 1997. (See Note B of the Notes to the Unaudited Financial Statements included elsewhere herein.)

                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 28, 1997
         AND THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 29, 1996
                                (Continued)


Interest income in the second quarter of 1997 increased approximately $2,200,000, or approximately 244.4%, as compared to the second quarter of 1996, and increased approximately $1,600,000 or approximately 57.1% for the first six months of 1997, as compared to the first six months of 1996, principally due to higher average invested balances of short-term investments and marketable securities, principally as a result of the investment of the proceeds from the sale in March 1997 of the 9.25% Notes.

The provision for income taxes was approximately $3,300,000 for the second quarter of 1997, as compared to approximately $3,200,000 for the second quarter of 1996 and was approximately $5,600,000 for the first six months of 1997, as compared to approximately $4,900,000 for the first six months of 1996. The income tax rates principally differed from the United States Federal statutory rate of 35%, as a result of state income tax provisions, nondeductible amortization expense (for tax purposes), the change in tax valuation reserves, the effect of foreign income tax on foreign source income and the effect of product development tax credits from foreign operations in both periods. (See Note D of the Notes to the Unaudited Financial Statements included elsewhere herein.)

Liquidity and Capital Resources
-------------------------------

In March 1997, the Company sold $175,000,000 principal amount of 9.25% Notes due 2007 for approximately $169,395,000, net of a discount of approximately $1,011,000 and approximately $4,594,000 of expenses incurred in connection with the sale. The net proceeds of this offering will be used to refinance certain outstanding indebtedness of the Company's subsidiaries and for acquisitions and other general corporate purposes, including investment in plant and equipment (see Note B of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

Unrestricted cash, investments and marketable securities were approximately $225,399,000 at June 28, 1997 as compared to $92,093,000 at December 31,
1996, primarily as the result of the investment of the proceeds from the sale of the 9.25% Notes.

On July 24, 1997, the Company entered into an agreement to acquire Ply Gem Industries, Inc. ("Ply Gem"), at a cash price of $19.50 per outstanding share of common stock. Ply Gem is a manufacturer and distributor of building and home improvements products used primarily in residential remodeling and construction. Principal products include vinyl and wood windows and doors, vinyl siding and accessories, skylights, specialty wood

                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 28, 1997
         AND THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 29, 1996
                                (Continued)


products and other home decor and improvement products. Ply Gem's operations are located throughout the United States and Canada. The Company will pay approximately $310,000,000 to purchase Ply Gem common stock and settle common stock options and will assume or refinance Ply Gem's indebtedness which at June 20, 1997 was approximately $171,700,000 (including $50,000,000 under Ply Gem's accounts receivable securitization program). The Company's and Ply Gem's Board of Directors have approved the agreement and Ply Gem's Board of Directors has recommended that shareholders tender their shares. On July 29, 1997, the Company commenced a cash tender offer and expects to complete the acquisition of Ply Gem in the third quarter of 1997, which will substantially use all of the Company's existing cash and marketable securities and increase the amount of the Company's outstanding indebtedness.

The Company will also require approximately $36,500,000 to pay fees, expenses and other costs expected to be incurred in connection with the successful completion of the tender offer (excluding fees and expenses that may be incurred in connection with the debt financing required to complete the tender offer). It is also anticipated that approximately $158,000,000 will be needed to repay existing indebtedness of Ply Gem that may be required to be repaid as a result of the tender offer. However, the exact amounts and timing of such repayments of existing indebtedness are subject to various factors currently under review and are not, at this time, determinable.

The  Company has plans to obtain all funds needed for the tender offer from
(i) approximately $204,500,000 of the cash and marketable securities of the Company on hand and (ii) the proceeds of borrowings incurred by the Company and/or Ply Gem. The Company has obtained a financing commitment from a financial institution whereby various financial lenders have agreed, subject to the satisfaction of certain conditions, to purchase an aggregate amount of $300,000,000 of senior bridge notes (the "Bridge Notes") issued by the Company.

No final decisions have been made by the Company concerning the sources of debt financing required to complete the tender offer and related transactions. However, the Company currently contemplates, in lieu of issuing and selling the Bridge Notes, (i) arranging for a bank credit facility under which the Company would borrow approximately $50,000,000 from the lenders participating in such facility and (ii) selling $250,000,000 of senior notes in a transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 144A thereunder.
                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 28, 1997
         AND THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 29, 1996
                                (Continued)


The sources and uses of the financing are expected to be as follows:

                                                 (Amounts in Millions)
     Sources of Funds:
      Company cash and marketable securities             $204.5
      Bank loans and/or issuance of debt securities       300.0
                                                          -----

        Total sources of funds                           $504.5
                                                          =====

     Use of Funds:
      Payment for Ply Gem Company shares and
        cancellation of stock options                    $310.0
      Refinancing of existing indebtedness of
        Ply Gem                                           158.0
      Fees, expenses and other costs                       36.5
                                                          -----

        Total use of funds                               $504.5
                                                          =====

As no final decision has been made concerning the sources of debt financing, the table above does not include fees and expenses that may be incurred in connection therewith, other than the commitment fee paid for the financing commitment for the Bridge Notes.

The Company's Board of Directors has authorized a number of programs to purchase shares of the Company's Common and Special Common Stock since November 16, 1995. The most recent of these programs was announced on April 30, 1997, to purchase up to 500,000 shares of the Company's Common and Special Common Stock in open-market or negotiated transactions subject to market conditions, cash availability and provisions of the Company's outstanding debt instruments. As of July 25, 1997, the Company has purchased approximately 14,179 shares of the Company's Common Stock and Special Common Stock for approximately $336,700 under this latest program. From November 16, 1995 to July 25, 1997, the Company purchased approximately 2,800,000 shares of its Common and Special Common Stock for approximately $44,160,000 and accounted for such share purchases as Treasury Stock. (See below and Note B of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

At July 25, 1997, approximately $4,800,000 was available for the payment of cash dividends or stock payments under the terms of the Company's most restrictive Indenture.

                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 28, 1997
         AND THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 29, 1996
                                (Continued)



The Company's working capital and current ratio increased from approximately $143,474,000 and 1.7:1, respectively, to approximately $309,487,000 and 2.5:1, respectively, between December 31, 1996 and June 28, 1997, principally as a result of the investment of the proceeds received from the sale of the 9.25% Notes and the factors described below. Working capital included approximately $92,093,000 at December 31, 1996 and approximately $225,399,000 at June 28, 1997 of unrestricted cash, investments and marketable securities.

Accounts receivable increased approximately $15,657,000, or approximately 12.8%, between December 31, 1996 and June 28, 1997, while net sales increased approximately 3.8% in the second quarter of 1997 as compared to the fourth quarter of 1996. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on June 28, 1997 as compared to December 31, 1996. The Company has not experienced any changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in 1996 or 1997.

Inventories increased approximately $10,055,000 or approximately 10.3%, between December 31, 1996 and June 28, 1997.

Accounts payable increased approximately $11,348,000 or approximately 15.1% between December 31, 1996 and June 28, 1997.

Unrestricted cash and cash equivalents increased approximately $15,727,000 from December 31, 1996 to June 28, 1997, principally as a result of the following:
                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 28, 1997
         AND THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 29, 1996
                                (Continued)

                                                      Condensed
                                                     Consolidated
                                                       Cash Flows
                                                       ----------
Operating Activities--
 Cash flow from operations, net                       $22,777,000
 Increase in accounts receivable, net                (16,450,000)
 Increase in inventories                             (11,322,000)
 Increase in prepaids and other current assets        (2,385,000)
 Increase in trade accounts payable                    12,510,000
 Increase in accrued expenses and taxes                 4,358,000
Investing Activities--
 Purchase of marketable securities                  (157,037,000)
 Proceeds from the sale of marketable securities       37,220,000
 Capital expenditures                                 (8,883,000)
Financing Activities--
 Sale of notes                                        169,395,000
 Payment of borrowings, net of increases             (26,264,000)
 Purchase of Nortek Common and Special
   Common Stock                                       (7,626,000)
Other, net                                            __(566,000)
                                                       ----------
                                                      $15,727,000
                                                       ==========

The net non-cash impact of changes in foreign currency exchange rates was not material and has been included in other, net.

The Company's debt-to-equity ratio increased from approximately 2.4:1 at December 31, 1996 to 3.5:1 at June 28, 1997, primarily as a result of the sale of the 9.25% Notes and the effect of the purchase of the Company's Common and Special Common Stock (see Note B of the Notes to Unaudited Condensed Consolidated Financial Statements), partially offset by the payment of certain subsidiary indebtedness and by net earnings for the first half of 1997. (See the Company's Unaudited Condensed Consolidated Statement of Stockholders' Investment included elsewhere herein.)

The Company believes that its growth will be generated largely by internal growth in each of its product groups, augmented by strategic acquisitions. The Company regularly evaluates potential acquisitions which would increase or expand the market penetration of, or otherwise complement, its current product lines.
                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 28, 1997
         AND THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 29, 1996
                                (Continued)


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



                        PART II.  OTHER INFORMATION




Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------

             (a)    Exhibits

                    10.1 Change  in Control Severance Benefit Plan for  Key
                         Employees as Amended and Restated June 12, 1997, and form of agreement with employees (filed herewith).

                    10.2 Amendment  No. 1 dated June 13, 1997 to Employment
                         Agreement  between  Richard  L.  Bready  and   the
                         Company dated as of February 26, 1997 (filed herewith).

                    10.3 Nortek,  Inc.  Supplemental  Executive  Retirement
                         Plan dated July 1, 1997 (filed herewith).

                    10.4 First Amendment dated July 1, 1997 to Nortek, Inc.
                         Supplemental Executive Retirement Plan dated July 1, 1997 (filed herewith).

                    11.1 Calculation of shares used in determining earnings
                         per share (filed herewith).

                    27   Financial Data Schedule (filed herewith).

             (b)   The  following  reports on Form 8-K were  filed  by  the
                    Registrant during the period:

                   April 29, 1997, Item 5, Other Events.


                                 SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NORTEK, INC.
                                   (Registrant)




                                   /s/Almon C. Hall
                                   ---------------------------------
                                   Almon C. Hall, Vice President and
                                   Controller and Chief AccountingOfficer




     August  8, 1997
-------------------------
        (Date)