Form 10-Q
period 1997-09-27
NORTEK INC
filed 1997-11-12
CIK 72423

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D. C.   20549

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


    For the quarterly period ended     September 27, 1997
                              ------------------------------

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

The number of shares of Common Stock outstanding as of October 31, 1997 was 9,035,080. The number of shares of Special Common Stock outstanding as of October 31, 1997 was
484,900.


                  NORTEK, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEET
                  (Dollar Amounts in Thousands)

                                        Sept. 27,    Dec. 31,
                                           1997        1996
                                           ----        ----
                                       (Unaudited)
                 ASSETS
Current Assets:
 Unrestricted--
  Cash and cash equivalents          $    49,075    $ 41,042
  Marketable securities available
   for sale                              104,620      51,051
 Restricted--
  Cash and marketable securities
   at cost which approximates market       6,952       5,681
 Accounts receivable, less allowances
  of $11,105 and $4,356                  222,132     122,176
 Inventories:
  Raw materials                           69,771      36,765
  Work in process                         25,010      12,717
  Finished goods                          96,620      48,176
                                       ---------     -------
                                         191,401      97,658
                                       ---------     -------

 Prepaid expenses                         10,308       5,031
 Other current assets                     12,164       9,909
 Prepaid income taxes                     49,500      20,000
                                       ---------     -------
   Total Current Assets                  646,152     352,548
                                       ---------     -------

Property and Equipment, at cost:
 Land                                     11,710       7,046
 Buildings and improvements               96,322      72,954
 Machinery and equipment                 263,998     174,064
                                         372,030     254,064
  Less--Accumulated depreciation         114,485     112,645
                                       ---------     -------
      Total Property and Equipment,
       net                               257,545     141,419
                                       ---------     -------
Other Assets:
 Goodwill, less accumulated amortiza-
  tion of $29,827 and $26,948            361,498      91,578
 Intangible assets                         9,072       4,263
 Notes receivable and other
  Investments                             11,605       1,633
 Deferred debt expense                    20,771       6,647
 Other                                    25,785      11,028
                                       ---------     -------
                                         428,731     115,149
                                       ---------     -------

                                      $1,332,428    $609,116
                                       =========     =======



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  NORTEK, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEET
                           (Continued)
                  (Dollar Amounts in Thousands)

                                        Sept. 27,    Dec. 31,
                                           1997        1996
                                           ----        ----
                                       (Unaudited)
LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------

Current Liabilities:
 Notes payable and other short-
  term obligations                    $   12,038    $ 25,334
 Current maturities of long-term debt      9,441      11,230
 Accounts payable                        112,497      74,945
 Accrued expenses and taxes, net         181,051      97,565
                                       ---------     -------
      Total Current Liabilities          315,027     209,074
                                       ---------     -------

Other Liabilities:
 Deferred income taxes                     9,845      17,637
 Other                                    40,179      19,649
                                       ---------     -------
                                          50,024      37,286
                                       ---------     -------
Notes, Mortgage Notes and
 Obligations Payable, less current
 maturities                              839,639     243,961
                                       ---------     -------

Stockholders' Investment:
 Preference stock, $1 par value;
  authorized 7,000,000 shares,
  none issued                                ---         ---
 Common Stock, $1 par value;
  authorized 40,000,000 shares,
  16,040,905 shares and 15,965,585
  shares issued                           16,041      15,966
 Special Common Stock, $1 par value;
  authorized 5,000,000 shares,
  770,876 shares and 784,169
  shares issued                              771         784
Additional paid-in capital               135,333     135,028
Retained earnings                         55,866      37,766
Cumulative translation, pension and
 other adjustments                       (3,912)     (3,212)
 Less - treasury common stock at
        cost, 6,973,997 shares and
        6,599,645 shares                (74,426)    (65,805)
      - treasury special common stock
        at cost, 285,304 shares and
        276,910 shares                   (1,935)     (1,732)
                                       ---------     -------
       Total Stockholders' Investment    127,738     118,795
                                       ---------     -------

                                      $1,332,428    $609,116
                                       =========     =======



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  NORTEK, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
             (In Thousands Except Per Share Amounts)


                                               For The
                                          Three Months Ended
                                          ------------------
                                        Sept. 27,    Sept. 28,
                                           1997         1996
                                           ----         ----
                                             (Unaudited)

Net Sales                              $327,756      $248,227
                                        -------       -------


Costs and Expenses:
 Cost of products sold                  245,196       181,808
 Selling, general and
   administrative expense                59,687        49,414
                                        -------       -------
                                        304,883       231,222
                                        -------       -------
Operating earnings                       22,873        17,005
Interest expense                        (13,998)       (7,261)
Investment income                         3,125         1,256
                                        -------       -------
Earnings before provision for
 income taxes                            12,000        11,000
Provision for income taxes                4,300         4,500
                                        -------       -------

   Net Earnings                        $  7,700      $  6,500
                                        =======       =======

Net Earnings Per Share:
 Primary                               $    .78      $    .64
                                        =======       =======
 Fully diluted                         $    .78      $    .64
                                        =======       =======

Weighted Average Number of Shares:
 Primary                                  9,841        10,162
                                        =======       =======
 Fully diluted                            9,841        10,169
                                        =======       =======


















The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  NORTEK, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
             (In Thousands Except Per Share Amounts)

                                               For The
                                          Nine Months Ended
                                           ----------------
                                        Sept. 27,    Sept. 28,
                                           1997         1996
                                           ----         ----
                                             (Unaudited)

Net Sales                              $796,974      $729,447
                                        -------       -------

Costs and Expenses:
 Cost of products sold                  587,640       539,018
 Selling, general and
   administrative expense               156,517       147,657
                                        -------       -------
                                        744,157       686,675
                                        -------       -------
Operating earnings                       52,817        42,772
Interest expense                        (32,521)      (22,747)
Investment income                         7,704         4,075
                                        -------       -------

Earnings before provision for
 income taxes                            28,000        24,100
Provision for income taxes                9,900         9,400
                                        -------       -------

 Net Earnings                          $ 18,100      $ 14,700
                                        =======       =======

Net Earnings Per Share:
 Primary                               $   1.83      $   1.35
                                        =======       =======
 Fully diluted                         $   1.83      $   1.35
                                        =======       =======

Weighted Average Number of Shares:
 Primary                                  9,878        10,845
                                        =======        ======
 Fully diluted                            9,912        10,859
                                        =======        ======


















The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                  NORTEK, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Amounts in Thousands)


                                               For the
                                          Nine Months Ended
                                          -----------------
                                         Sept. 27,    Sept. 28,
                                            1997        1996
                                            ----        ----
                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                             $18,100     $14,700
                                          ------      ------

Adjustments to reconcile net earnings
 to cash:
Depreciation and amortization             19,495      16,579
Non-cash interest expense, net             1,046         979
Net gain on investments and
 marketable securities                     (250)         ---
Deferred federal income tax credit        (3,100)       (875)
Changes in certain assets and liabilities,
 net of effects from acquisitions
 and dispositions:
  Accounts receivable, net               (15,436)    (22,084)
  Prepaids and other current assets        3,605       1,322
  Inventories                             (1,484)      3,702
  Accounts payable                        (4,097)     19,051
  Accrued expenses and taxes              21,597        (914)
  Long-term assets, liabilities and
   other, net                             (3,587)     (1,945)
                                          ------      ------
    Total adjustments to net earnings     17,789      15,815
                                          ------      ------
    Net Cash Provided by
     Operating Activities                 35,889      30,515
                                          ------      ------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                     (14,861)    (13,576)
Net cash paid for a business acquired   (386,952)         ---
Purchase of investments and marketable
 securities                             (238,199)    (45,903)
Proceeds from sale of investments and
 marketable securities                   183,329      37,905
Other, net                                (2,740)        146
                                        --------      ------
 Net Cash Used in Investing
  Activities                            (459,423)    (21,428)
                                        --------     -------






The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       NORTEK, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Amounts in Thousands)
                                (Continued)


                                               For the
                                          Nine Months Ended
                                          -----------------
                                         Sept. 27,    Sept. 28,
                                            1997        1996
                                            ----        ----
                                              (Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of notes                           $467,663    $    ---
Principal payments, net                  (27,667)       (655)
Purchase of Nortek Common
 and Special Common Stock                 (8,824)    (31,738)
Other, net                                   395          75
                                         -------     -------

 Net Cash Provided by (Used in)
  Financing Activities                   431,567     (32,318)
                                         -------     -------

Net increase(decrease) in
 unrestricted cash and investments         8,033     (23,231)
Unrestricted cash and investments at
 the beginning of the period              41,042      60,079
                                         -------     -------

Unrestricted cash and investments at the
 end of the period                      $ 49,075    $ 36,848
                                         =======     =======


Interest paid                           $ 32,724    $ 27,670
                                         =======     =======


Income taxes paid, net                  $  8,203    $ 13,490
                                         =======     =======


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nortek, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Investment
For the Three Months Ended September 27, 1997 and September 28, 1996 (Dollar Amounts in Thousands)

                                                            Cumulative
                                                           Translation,
                                        Addi-                Pension
                               Special  tional              and Other
                        Common  Common Paid-in    Retained   Adjust-   Treasury
                        Stock   Stock  Capital    Earnings    ments     Stock
                        -----   -----  -------    --------   --------   -----
                                            (Unaudited)

Balance, June 29,
 1996                  $15,916  $758  $134,746    $23,966   $(3,193) $(64,454)
 5,319 shares of
  special common stock
  converted into
  5,319 shares of
  common stock               5   (5)       ---        ---        ---       ---
 Translation adjust-
  ment                     ---   ---       ---        ---        335       ---
 Unrealized apprecia-
  tion in the value of
  marketable securities    ---   ---       ---        ---         97       ---
Net earnings               ---   ---       ---      6,500        ---       ---
                        ------   ---   -------     ------     ------   -------
Balance, September
 28, 1996              $15,921  $753  $134,746    $30,466   $(2,761) $(64,454)
                        ======   ===   =======     ======     ======   =======

Balance, June 28,
 1997                  $16,026  $774  $135,311    $48,166   $(3,948) $(75,232)
 3,463 shares of
  special common stock
  converted into
  3,463 shares of
  common stock               3   (3)       ---        ---        ---       ---
 11,900 shares of common
  stock issued upon
  exercise of stock
  options                   12   ---        22        ---        ---       ---
 44,841 shares of
  treasury stock
  acquired                 ---   ---       ---        ---        ---   (1,129)
Translation adjust-
 ment                      ---   ---       ---        ---        (87)      ---
Unrealized appreciation
 in the value of mar-
 ketable securities        ---   ---       ---        ---        123       ---
Net earnings               ---   ---       ---      7,700        ---       ---
                        ------   ---   -------     ------     ------   -------
Balance, September
 27, 1997              $16,041  $771  $135,333    $55,866   $(3,912) $(76,361)
                        ======   ===   =======     ======     ======   =======


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


Nortek, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Investment
For the Nine Months Ended September 27, 1997 and September 28, 1996
(Dollar Amounts in Thousands)
                                                            Cumulative
                                                           Translation,
                                          Addi-                Pension
                                  Special  tional             and Other
                        Common    Common  Paid-in  Retained  Adjust-   Treasury
                        Stock     Stock   Capital  Earnings   ments    Stock
                       -----    -----  -------    --------   --------   -----
                                            (Unaudited)

Balance, December 31,
 1995                 $15,883   $774  $134,690    $15,766   $(2,742) $(33,080)
 21,025 shares of
  special common stock
  converted into
  21,025 shares of
  common stock              21  (21)       ---        ---        ---       ---
 16,843 shares of
  common stock issued
  upon exercise of
  stock options             17   ---        56        ---        ---       ---
 2,117,314 shares of
  treasury stock
  acquired                 ---   ---       ---        ---        ---  (31,374)
 Translation adjustment    ---   ---       ---        ---        396       ---
 Unrealized decline
  in marketable
  securities               ---   ---       ---        ---       (415)      ---
Net earnings               ---   ---       ---     14,700        ---       ---
                        ------   ---   -------     ------     ------   -------
Balance, September
 28, 1996              $15,921  $753  $134,746    $30,466   $(2,761) $(64,454)
                        ======  ====   =======    =======    =======  =======


Balance, December 31,
 1996                  $15,966  $784  $135,028    $37,766   $(3,212) $(67,537)
 19,101 shares of
  special common stock
  converted into
  19,101 shares of
  common stock              19  (19)       ---        ---        ---       ---
 56,219 shares of
  common stock and
  5,808 shares of
  special common stock
  issued upon exercise
  of stock options          56     6       305        ---        ---       ---
 382,746 shares of
  treasury stock acquired  ---   ---       ---        ---        ---   (8,824)
Translation adjustment     ---   ---       ---        ---    (1,192)       ---
 Unrealized appreciation
  In the value of
  marketable securities    ---   ---       ---        ---        492       ---
Net earnings               ---   ---       ---     18,100        ---       ---
                        ------   ---   -------     ------     ------   -------
Balance, September
 27, 1997              $16,041  $771  $135,333    $55,866   $(3,912) $(76,361)
                        ======   ===   =======     ======     ======   =======

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       NORTEK, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996



(A) The unaudited condensed consolidated financial statements presented ("Unaudited Financial Statements") have been prepared by Nortek, Inc. and include all of its wholly-owned subsidiaries (the "Company") after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, although, the Company believes that the disclosures included are adequate to make the information presented not misleading. Certain amounts in the Unaudited Financial Statements for the prior periods have been reclassified to conform to the presentation at September 27, 1997. It is suggested that these Unaudited Financial Statements be read in conjunction with the financial statements and the notes included in the Company's latest Annual Report on Form 10-K.

(B) Acquisitions are accounted for as purchases and, accordingly, have been included in the Company's consolidated results of operations since the acquisition date. Purchase price allocations are subject to refinement until all pertinent information regarding the acquisitions is obtained.

     On August 26, 1997, a wholly owned subsidiary of the Company completed the acquisition of Ply Gem Industries, Inc. ("Ply Gem") in a tender offer for a cash price of $19.50 per outstanding share of common stock. The aggregate purchase price, including expenses and settlement of stock options, was approximately $420,000,000. Prior to accepting for payment the tendered shares of Ply Gem on August 26, 1997, the Company sold $310,000,000 principal amount of 9 1/8% Senior Notes due September 2007 (the "9 1/8% Notes") at a slight discount. The Company used a portion of these net proceeds, together with available cash, to purchase the shares of Ply Gem, fund an approximate $45,000,000 payment to terminate Ply Gem's existing accounts receivable securitization program and pay certain fees and expense. Also on August 26, 1997, prior to the acquisition, Ply Gem refinanced approximately $108,900,000 of existing Ply Gem indebtedness.

     On March 17, 1997, the Company sold $175,000,000 principal amount of 9 1/4% Senior Notes due March 2007 (the "9 1/4% Notes") at a slight discount. The net proceeds were used to refinance certain outstanding indebtedness of the Company's subsidiaries and for acquisitions and other general corporate purposes.

                       NORTEK, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996
                                (Continued)

     Nortek expects to realize cost savings as a result of the acquisition. These savings are expected to result from several actions, including: (i) the elimination of expenses associated with Ply Gem's New York headquarters; (ii) the consolidation into Nortek of certain of Ply Gem's corporate functions such as legal, accounting and risk management; and (iii) the identification and rationalization of underperforming product lines. Pro Forma earnings results (see below) have been adjusted for only those estimated cost reductions directly attributable to the acquisition. These expected pre-tax savings total $262,000 and $3,983,000 for the third quarter and nine months ended September 27, 1997 and $2,729,000 and $6,358,000 for the third quarter and nine months ended September 28, 1996. As Adjusted pro forma earnings results (see below) have been adjusted to include cost reductions directly attributable to the acquisition and additional estimated cost savings and operating efficiencies which management expects will result from the acquisition. This additional pre-tax cost savings total $4,997,000 and $12,661,000 for the third quarter and nine months ended September 27, 1997 and $3,530,000 and $9,231,000 for the third quarter and nine months ended September 28, 1996.

     The following presents the approximate unaudited Pro Forma and As Adjusted net sales, operating earnings, net earnings and fully diluted net earnings per share of the Company for all periods presented and gives pro forma effect to the acquisition of Ply Gem, the sale of $310,000,000 principal amount of 9 1/8% Notes, the extension of credit under the Ply Gem credit facility to refinance certain existing indebtedness and the termination of Ply Gem's accounts receivable securitization program, the sale of $175,000,000 principal amount of 9 1/4% Notes and the refinancing of certain subsidiary indebtedness, and reflects the estimated cost reductions as described above as if such transactions and adjustments had occurred on January 1, 1996 to the date of acquisition. The Pro Forma and As Adjusted results below include the actual results of Ply Gem since August 26, 1997 in accordance with the purchase method of accounting for acquisitions.

                       NORTEK, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996
                                (Continued)


     Pro Forma              Three Months Ended    Nine Months Ended
                              ------------------  ----------------
                            Sept. 27,  Sept.28,  Sept. 27,  Sept. 28,
                               1997      1996       1997       1996
                              -------  -------   --------   --------
                        (Amounts in Thousands except per share amounts)

     Net Sales              $461,951  $478,370  $1,312,897 $1,313,687
     Operating Earnings       21,037    33,755      63,349     67,880
     Net Earnings              2,000     7,350       4,100      3,830
     Fully Diluted Net
       Earnings Per Share     $  .20    $  .72      $  .41     $  .35


     As Adjusted            Three Months Ended    Nine Months Ended
                                ------------------  ----------------
                            Sept. 27,  Sept.28,  Sept. 27,  Sept. 28,
                               1997      1996       1997       1996
                               -------  -------   --------   --------
                        (Amounts in Thousands except per share amounts)

     Net Sales              $458,891  $472,341  $1,297,780 $1,295,044
     Operating Earnings       26,034    37,288      76,018     77,125
     Net Earnings              5,175     9,600      12,200      9,700
     Fully Diluted Net
       Earnings Per Share     $  .53    $  .94      $ 1.23     $  .89

     In computing the pro forma net earnings, earnings have been reduced by the net interest income on the aggregate cash portion of the purchase price of the acquisition at the historical rate earned by the Company and interest expense on indebtedness incurred in connection with the refinancing and repayment of certain indebtedness of Ply Gem. Net earnings have been reduced by amortization of goodwill and reflect net adjustments to depreciation expense as a result of an increase in the estimated fair market value of property and equipment. Interest expense on the subsidiary indebtedness refinanced with funds from the 9 1/4% Notes offering was excluded at an average interest rate of approximately 9.6% for all periods presented, net of the tax effect. Interest expense was included on the 9 1/4% Notes at a rate of approximately 9 1/4%, plus amortization of deferred debt expense and debt discount, and on the 9 1/8% Notes at a rate of approximately 9 1/8%, plus amortization of deferred debt expense and debt discount for the periods presented, net of tax effect.

     The pro forma information presented does not purport to be indicative of the results which would have been reported if these transactions had occurred on January 1, 1996, or which may be reported in the future.

                       NORTEK, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996
                                (Continued)

(C) The Company's Board of Directors has authorized a number of programs to purchase shares of the Company's Common and Special Common Stock since November 16, 1995. The most recent of these programs was announced on April 30, 1997, to purchase up to 500,000 shares of the Company's Common and Special Common Stock in open market or negotiated transactions, subject to market conditions, cash availability and provisions of the Company's outstanding debt instruments. As of October 31, 1997, the Company has purchased approximately 86,833 shares of its Common and Special Common Stock for approximately $2,100,000 under this latest program. For the period from November 16, 1995 to October 31, 1997, the Company purchased approximately 2,900,000 shares of its Common and Special Common Stock for approximately $45,900,000 and accounted for such share purchases as Treasury Stock.

     The following presents the approximate unaudited pro forma net earnings and fully diluted earnings per share of the Company, as adjusted for the pro forma effect of the Treasury Stock purchases, assuming these transactions occurred at January 1, 1996:

                           Three Months Ended      Nine Months Ended
                          Sept. 27,   Sept.28,     Sept. 27,  Sept.28,
                             1997       1996          1997      1996
                            --------  -------      -------   --------

     Net earnings           $7,700     $6,400       $18,050    $14,100
                             =====     ======        ======     ======
     Fully diluted
      net earnings per
      share                 $  .78     $  .67       $  1.84    $  1.46
                             =====      =====         ======     ======

(D) At September 27, 1997 and December 31, 1996, the reduction in the Company's stockholders' investment for gross unrealized losses on marketable securities was approximately $399,000 and $891,000, respectively.

(E) The tax effect of temporary differences which gave rise to significant portions of deferred income tax assets and liabilities as of September 27, 1997 and December 31, 1996 is as follows:

                       NORTEK, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996
                                (Continued)


                                              Sept. 27,      Dec. 31,
                                                 1997         1996
                                                 ----         ----
                                               (Amounts in Thousands)
     U. S. Federal Prepaid (Deferred)
     Income Tax Assets Arising From:
       Net operating losses of Ply Gem         $12,400     $   ---
       Accounts receivable                       3,478       1,246
       Inventory                                 2,004        (610)
       Insurance reserves                        5,947       4,985
       Other reserves, liabilities
          and assets, net                       25,671      14,379
                                                ------      ------
                                               $49,500     $20,000
                                                ======      ======
     Deferred (Prepaid) Income Tax
     Liabilities Arising From:
       Property and equipment, net             $31,938     $15,400
       Prepaid pension assets                      520         841
       Other reserves, liabilities and
          assets, net                             (766)       (608)
       Capital loss carryforward                (6,400)     (6,462)
       Other, net                              (11,720)     (1,772)
       Net operating losses of Ply Gem         (14,000)        ---
       Valuation allowances                     10,273      10,238
                                                ------      ------
                                               $ 9,845     $17,637
                                                ======      ======

     At September 27, 1997, the Company's wholly owned subsidiary, Ply Gem, has a net operating loss carryforward of approximately $75,400,000. This net operating loss carryforward expires in 2012 and is subject to certain limitations. Also, at September 27, 1997, the Company has a capital loss carryforward of approximately $18,300,000, of which approximately $16,400,000 expires in 1997. The Company has provided a valuation allowance equal to the tax effect of capital loss carryforwards and certain other tax assets, since realization of these tax assets cannot be reasonably assured.

     The following reconciles the federal statutory income tax rate to the effective tax rate from continuing operations of approximately 35.8% and 40.9% in the third quarter of 1997 and 1996, respectively, and 35.4% and 39.0% in the first nine months of 1997 and 1996, respectively.

                       NORTEK, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996
                                (Continued)

                                     Three Months Ended  Nine Months Ended
                                    Sept. 27, Sept. 28, Sept. 27,Sept. 28,
                                       1997     1996      1997      1996
                                     -------- -------   --------  -------
                                            (Amounts in Thousands)
     Income tax provision at the
       Federal statutory rate          $4,200  $3,850    $9,800   $8,435
     Net Change from Statutory Rate:
     Change in tax reserves, net   (907)     199   (1,734)    (549)
     State taxes, net of federal
       tax effect                         422     293       877      780
     Amortization not deductible
       for tax purposes                   376     278       911      800
     Other nondeductible items            129      81       312      200
     Product development tax credit
       from foreign operations           (111)    (90)     (318)    (314)
     Tax effect on foreign income         191    (111)       52       48
                                        =====   =====     =====    =====
                                       $4,300  $4,500    $9,900   $9,400
                                        =====   =====     =====    =====

(F) At October 31, 1997, approximately $6,924,000 was available for the payment of cash dividends or stock purchases under the terms of the Company's most restrictive Indenture.

(G) Net earnings per share ("EPS") amounts have been computed using the weighted average number of common and common equivalent shares outstanding during each year. Special common stock is treated as the equivalent of common stock in determining earnings per share.

     In March 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. Adoption of the new standard would not have had a material effect on earnings per share for the three months and nine months ended September 27, 1997 and September 26, 1996.

(H) The following table summarizes the unaudited activity of a business acquired in a purchase transaction included in the accompanying consolidated statement of cash flows for the nine months ended September 27, 1997:
                                                 (Amounts in Thousands)

     Fair value of assets acquired                     $ 616,864
     Liabilities assumed or created                     (229,912)
                                                       ----------
    Cash paid for acquisition                          $ 386,952
                                                       =========
                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 27, 1997
      AND THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 28, 1996



The Company is a diversified manufacturer of residential and commercial building products, operating within five principal product groups: the Residential Building Products Group; the Air Conditioning and Heating Products Group; the Windows, Doors and Siding Group; the Specialty Products & Distribution Group; and the Plumbing Products Group. Through these product groups, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the residential and commercial construction, manufactured housing, and the do-it-yourself and professional remodeling and renovation markets.

On August 26, 1997, the Company acquired Ply Gem, which is accounted for under the purchase method of accounting. Accordingly, the results of Ply Gem are included in the Company's consolidated results since that date.

Results of Operations

The tables below and on the next page set forth, for the periods presented,
(a) certain consolidated operating results, (b) the change in the amount and the percentage change of such results as compared to the prior comparable period, (c) the percentage which such results bears to net sales and (d) the change of such percentages as compared to the prior comparable period. The results of operations for the third quarter ended September 27, 1997 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

                                                        Change in
                             Third Quarter Ended    Third Quarter 1997
                             -------------------
                              Sept. 27, Sept. 28,  as Compared to 1996
                                                   -------------------
                                 1997      1996        $         %
                                 ----      ----      ------    ------
                                    (Dollar amounts in millions)


Net sales                      $327.8     $248.2      79.6      32.1
Cost of products sold           245.2      181.8     (63.4)    (34.9)
Selling, general and
  administrative expense         59.7       49.4     (10.3)    (20.9)
Operating earnings               22.9       17.0       5.9      34.7
Interest expense                (14.0)      (7.3)     (6.7)    (91.8)
Investment income                 3.1        1.3       1.8     138.5
Earnings before provision
  for income taxes               12.0       11.0       1.0       9.1
Provision for income taxes        4.3        4.5        .2       4.4
                                -----      -----      ----     -----
Net earnings                   $  7.7     $  6.5       1.2      18.5
                                =====      =====      ====     =====

                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 27, 1997
      AND THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 28, 1996
                                (Continued)


                                                      Change in
                          Percentage of Net Sales     Percentage
                            Third Quarter Ended     for the Third
                            -------------------
                            Sept. 27, Sept. 28,      Quarter 1997
                               1997      1996    as compared to 1996
                               ----      ----    -------------------

Net sales                     100.0%    100.0%           ---%
Cost of products sold          74.8      73.3           (1.5)
Selling, general and
 administrative expense        18.2      19.9            1.7
Operating earnings              7.0       6.8             .2
Interest expense               (4.3)     (2.9)          (1.4)
Investment income               1.0        .5             .5
Earnings before provision
 for income taxes               3.7       4.4            (.7)
Provision for income taxes      1.3       1.8             .5
                               ----      ----           ----
Net earnings                    2.4%      2.6%           (.2)%
                               ====      ====           ====

The tables below and on the next page set forth, for the periods presented,
(a) certain consolidated operating results, (b) the change in the amount and the percentage change of such results as compared to the prior comparable period, (c) the percentage which such results bears to net sales and (d) the change of such percentages as compared to the prior comparable period. The results of operations for the nine months ended September 27, 1997 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.
                                                      Change in
                             Nine Months Ended     Nine Months 1997
                             -----------------
                            Sept. 27, Sept. 28,  as Compared to 1996
                               1997      1996       $           %
                               ----      ----      -----      -----
                                  (Dollar amounts in millions)


Net sales                    $797.0    $729.4       67.6        9.3
Cost of products sold         587.7     539.0      (48.7)      (9.0)
Selling, general and
 administrative expense       156.5     147.6       (8.9)      (6.0)
Operating earnings             52.8      42.8       10.0       23.4
Interest expense              (32.5)    (22.8)      (9.7)     (42.5)
Investment income               7.7       4.1        3.6       87.8
Earnings before provision
 for income taxes              28.0      24.1        3.9       16.2
Provision for income taxes      9.9       9.4        (.5)      (5.3)
                               ----     -----       ----      -----
Net earnings                  $18.1    $ 14.7        3.4       23.1
                               ====     =====       ====      =====

                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 27, 1997
      AND THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 28, 1996
                                (Continued)


                                                      Change in
                          Percentage of Net Sales     Percentage
                             Nine Months Ended       for the Nine
                              ----------------
                            Sept. 27, Sept. 28,     Months 1997 as
                               1997      1996      Compared to 1996
                               ----      ----      ----------------



Net sales                     100.0%    100.0%           ---%
Cost of products sold          73.8      73.9             .1
Selling, general and
 administrative expense        19.6      20.2             .6
Operating earnings              6.6       5.9             .7
Interest expense               (4.1)     (3.1)          (1.0)
Investment income               1.0        .6             .4
Earnings before provision
 for income taxes               3.5       3.4             .1
Provision for income taxes      1.2       1.3             .1
                               ----     -----            ---
Net earnings                    2.3%      2.1%            .2%
                               ====     =====            ===


The following table presents the net sales for the Company's principal product groups for the third quarter and nine months ended September 27, 1997 as compared to the third quarter and nine months ended September 28, 1996 and the amount and the percentage change of such results as compared to the prior comparable period. Certain amounts in the table for the prior periods have been reclassified to conform to the classifications for 1997.

                                        Third Quarter Ended
                              ---------------------------------------
                              Sept. 27, Sept. 28, Increase (Decrease)
                                                  -------------------
                                 1997      1996        $         %
                                 ----      ----      -----     ------
                                          (000's omitted)
Net Sales:
 Residential Building
  Products Group              $102,618  $ 99,572   $ 3,046       3.1
 Air Conditioning and
  Heating Products Group       111,656   113,370   (1,714)      (1.5)
 Plumbing Products Group        30,290    35,285   (4,995)     (14.2)
                               -------   -------    ------      ----
 Total, excluding
  acquisition                  244,564   248,227   (3,663)      (1.5)
 Windows, Doors and Siding
  Group                         55,343       ---    55,343       ---
 Specialty Products &
  Distribution Group            27,849       ---    27,849       ---
                              --------  --------   -------      ----
                              $327,756  $248,227   $79,529      32.0
                               =======   =======    ======      ====


                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 27, 1997
      AND THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 28, 1996
                                (Continued)

                                         Nine Months Ended
                              ---------------------------------------
                              Sept. 27, Sept. 28, Increase (Decrease)
                                                  -------------------
                                 1997      1996        $         %
                                 ----      ----      -----     -----
                                          (000's omitted)
Net Sales:
 Residential Building
  Products Group             $308,268   $302,622   $ 5,646       1.9
 Air Conditioning and
  Heating Products Group      318,254    321,151   (2,897)       (.9)
 Plumbing Products Group       87,260    105,674  (18,414)     (17.4)
                              -------    -------   -------     -----
 Total, excluding
  acquisition                 713,782    729,447  (15,665)      (2.1)
 Windows, Doors and Siding
  Group                        55,343        ---    55,343       ---
 Specialty Products &
  Distribution Group           27,849        ---    27,849       ---
                              -------    -------    ------      ----
                             $796,974   $729,447   $67,527       9.3%
                              =======    =======    ======      ====

Operating Results

Net sales increased approximately $79,600,000, or approximately 32.1%, (or increased approximately $81,000,000, or approximately 32.6% excluding the effect of foreign exchange) and increased approximately $67,500,000, or approximately 9.3% (or increased approximately $72,300,000, or approximately 9.9% excluding the effect of foreign exchange), for the third quarter and the first nine months of 1997, respectively, as compared to 1996. Net sales increased principally as a result of the acquisition of Ply Gem on August 26, 1997, which contributed approximately $83,200,000 in the third quarter and first nine months. Excluding sales from the acquisition, net sales decreased approximately $3,700,000, or 1.5% and approximately $15,700,000, or 2.1%, for the third quarter and first nine months of 1997, respectively, as compared to 1996. These decreases in both periods are principally as a result of lower sales volume, including the reduction of certain product line offerings (approximately $1,900,000 and $5,800,000 of the decrease for the third quarter and first nine months, respectively), within the Plumbing Products Group and to a lesser extent, lower sales levels of commercial products by the Air Conditioning and Heating Products Group's Canadian operations. These decreases were partially offset by increased sales volume in the Residential Building Products Group.

Cost of products sold as a percentage of net sales increased from approximately 73.3% in the third quarter of 1996 to approximately 74.8% in the third quarter of 1997, and decreased slightly from approximately 73.9% in the first nine months of 1996 to approximately 73.8% in the first nine months of 1997. Excluding the third quarter 1997 acquisitions, which have a higher level of cost of sales than the overall group of businesses owned prior to the acquisition, cost of products sold as a percentage of net sales

                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 27, 1997
      AND THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 28, 1996
                                (Continued)

decreased from approximately 73.3% to approximately 72.6% in the third quarter of 1997 compared to 1996 and from approximately 73.9% to 73.0% in the first nine months of 1997. These decreases in the percentages principally resulted from a reduction in cost in the third quarter and first nine months of 1997 of certain raw materials and components compared to the third quarter and first nine months of 1996 and decreased labor as a percentage of net sales in the Residential Building Products and Air Conditioning and Heating Products Groups due to the increased volume of higher margin products and improved efficiency. These decreases were partially offset by increased overhead costs in the Plumbing Products Group and the Company's European subsidiary, in part, reflecting lower sales levels. Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors, including changes in the relative mix of products sold, the effect of changes in sales prices, the unit cost of products sold and changes in productivity levels. The overall increase in segment earnings was due principally the factors noted above.

Selling, general and administrative expense as a percentage of net sales decreased from approximately 19.9% in the third quarter of 1996 to approximately 18.2% in the third quarter of 1997 and decreased from approximately 20.2% in the first nine months of 1996 to approximately 19.6% in the first nine months of 1997. Excluding the third quarter 1997 acquisitions, which have a lower level of selling, general and administrative expense to net sales than the overall group of businesses owned prior to the acquisition, selling, general and administrative expense as a percentage of net sales increased from approximately 19.9% to approximately 20.2% and from approximately 20.2% to approximately 20.6% in the third quarter and first nine months of 1997, respectively, as compared to 1996. The increase in the percentage in the third quarter and first nine months of 1997 was primarily the result of higher unallocated expense and lower sales in the Company's Plumbing Products Group, without a proportionate decrease in expense in both periods.

Segment earnings were approximately $27,000,000 for the third quarter of 1997, as compared to approximately $18,800,000 for the third quarter of 1996, and approximately $63,600,000 for the first nine months of 1997 as compared to approximately $51,700,000 for the first nine months of 1996. The Ply Gem acquisition in late August 1997 contributed approximately $5,200,000 to segment earnings for the third quarter and first nine months of 1997. Segment earnings have been reduced by depreciation and amortization

                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 27, 1997
      AND THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 28, 1996
                                (Continued)

expense of approximately $7,700,000 and approximately $5,400,000 for the third quarter of 1997 and 1996, respectively, and approximately $19,400,000 and approximately $16,500,000 for the first nine months of 1997 and 1996, respectively. The acquisition of Ply Gem contributed approximately $2,000,000 of the increase in depreciation and amortization expense in 1997.

Earnings of foreign operations, consisting primarily of the results of operations of the Company's Canadian and European subsidiaries, which manufacture built-in ventilating products, increased to approximately 11.9% of segment earnings in the third quarter of 1997 from approximately 3.7% of such earnings in the third quarter of 1996 and to approximately 10.7% of segment earnings in the first nine months of 1997 from approximately 10.2% of such earnings in the first nine months of 1996. Sales and earnings derived from the international market are subject to the risks of currency fluctuations.

Operating earnings in the third quarter of 1997 increased approximately $5,900,000, or approximately 34.7%, as compared to the third quarter of 1996 and increased approximately $10,000,000, or approximately 23.4%, for the first nine months of 1997 as compared to 1996, primarily due to the factors previously discussed.

Interest expense in the third quarter of 1997 increased approximately $6,700,000, or approximately 91.8%, as compared to the third quarter of 1996, and increased approximately $9,700,000, or approximately 42.5% for the first nine months of 1997, as compared to the first nine months of 1996, primarily as a result of the sale of $175,000,000 principal amount of 9 1/4% Notes in March 1997 and the sale of $310,000,000 principal amount of 9 1/8% Notes in August 1997. This increase was partially offset by the refinancing of certain outstanding indebtedness of the Company's subsidiaries primarily in the second quarter of 1997. (See Note B of the Notes to the Unaudited Financial Statements included elsewhere herein.)

Investment income in the third quarter of 1997 increased approximately $1,800,000, or approximately 138.5%, as compared to the third quarter of 1996, and increased approximately $3,600,000 or approximately 87.8% for the first nine months of 1997, as compared to the first nine months of 1996, principally due to higher average invested balances of short-term investments and marketable securities, principally as a result of the investment of a portion of the proceeds from the sale in March 1997 of the 9 1/4% Notes.
                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 27, 1997
      AND THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 28, 1996
                                (Continued)

The provision for income taxes was approximately $4,300,000 for the third quarter of 1997, as compared to approximately $4,500,000 for the third quarter of 1996 and was approximately $9,900,000 for the first nine months of 1997, as compared to approximately $9,400,000 for the first nine months of 1996. The income tax rates principally differed from the United States Federal statutory rate of 35%, as a result of state income tax provisions, nondeductible amortization expense (for tax purposes), changes in tax tax reserves, the effect of foreign income tax on foreign source income and the effect of product development tax credits from foreign operations in both periods. (See Note E of the Notes to the Unaudited Financial Statements included elsewhere herein.)

Liquidity and Capital Resources
-------------------------------

On August 26, 1997, a wholly-owned subsidiary of the Company, completed the acquisition of Ply Gem Industries, Inc. ("Ply Gem") in a tender offer for a cash price of $19.50 per outstanding share of common stock. Net cash paid for the acquisition of Ply Gem, including expenses and settlement of stock options, was approximately $387,000,000 at September 27, 1997. Accrued payments in connection with this acquisition are estimated to be approximately $33,000,000, including approximately $19,400,000 of amounts due to former shareholders of Ply Gem included in accrued expenses in the accompanying unaudited condensed consolidated balance sheet at September 27, 1997. On August 26, 1997, prior to the acquisition, Ply Gem refinanced approximately $108,900,000 of its existing indebtedness.

On August 26, 1997, the Company sold approximately $310,000,000 principal amount of 9 1/8% Notes due 2007 for approximately $298,269,000, net of a discount of approximately $2,505,000 and approximately $9,226,000 of expenses incurred in connection with the sale. The Company used a portion of these net proceeds, together with available cash, to purchase the shares of Ply Gem, to fund an approximate $45,000,000 payment to terminate Ply Gem's existing accounts receivable securitization program and to pay certain fees and expenses.

In March 1997, the Company sold $175,000,000 principal amount of 9 1/4% Notes due 2007 for approximately $169,395,000, net of a discount of approximately $1,011,000 and approximately $4,594,000 of expenses incurred in connection with the sale. The net proceeds of this offering were used to refinance certain outstanding indebtedness of the Company's subsidiaries and for acquisitions and other general corporate purposes. (See Note B of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 27, 1997
      AND THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 28, 1996
                                (Continued)

Unrestricted cash, investments and marketable securities increased approximately $61,602,000 from December 31, 1996 to September 27, 1997, primarily as the result of the investment of the net proceeds from the sale of the 9 1/4% and the 9 1/8% Notes, net of cash paid in connection with the acquisition of Ply Gem as described above, and an increase of approximately $12,111,000 from the operations of Ply Gem.

The Company's investment in marketable securities at September 27, 1997 consisted primarily of investments in bank issued money market instruments, commercial paper and United States Treasury securities. At September 27, 1997, approximately $6,952,000 of the Company's cash and investments were pledged as collateral for insurance and other requirements and were classified as restricted in current assets in the Company's accompanying unaudited condensed consolidated balance sheet.

The Company's Board of Directors has authorized a number of programs to purchase shares of the Company's Common and Special Common Stock since November 16, 1995. The most recent of these programs was announced on April 30, 1997, to purchase up to 500,000 shares of the Company's Common and Special Common Stock in open-market or negotiated transactions subject to market conditions, cash availability and provisions of the Company's outstanding debt instruments. As of October 31, 1997, the Company has purchased approximately 86,833 shares of the Company's Common Stock and Special Common Stock for approximately $2,100,000 under this latest program. From November 16, 1995 to October 31, 1997, the Company purchased approximately 2,900,000 shares of its Common and Special Common Stock for approximately $45,900,000 and accounted for such share purchases as Treasury Stock. (See below and Note C of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

At October 31, 1997, approximately $6,924,000 was available for the payment of cash dividends or stock payments under the terms of the Company's most restrictive Indenture.

The Company's working capital and current ratio increased from approximately $143,474,000 and 1.7:1, respectively, to approximately $331,125,000 and 2.1:1, respectively, between December 31, 1996 and
September 27, 1997. The increase was principally the result of the acquisition of Ply Gem, which contributed approximately $205,909,000 of current assets and approximately $113,598,000 of current liabilities and an increase in unrestricted cash, investments and marketable securities from approximately $92,093,000 at December 31, 1996 to approximately $153,695,000 at September 27, 1997, arising in part from the sales of Notes in 1997.

                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 27, 1997
      AND THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 28, 1996
                                (Continued)



Accounts receivable increased approximately $99,956,000, or approximately 81.8%, between December 31, 1996 and September 27, 1997, while net sales increased approximately 36.4% in the third quarter of 1997 as compared to the fourth quarter of 1996. The increase in accounts receivable and net sales was principally due to approximately $84,665,000 and $83,192,000, respectively, from the acquisition of Ply Gem. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on September 27, 1997 as compared to December 31, 1996. The Company has not experienced any changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in 1996 or 1997.

Inventories increased approximately $93,743,000 or approximately 96.0%, between December 31, 1996 and September 27, 1997, including approximately $92,234,000 from the acquisition of Ply Gem.

Accounts payable increased approximately $37,552,000 or approximately 50.1% between December 31, 1996 and September 27, 1997, including approximately $33,668,000 from the acquisition of Ply Gem.

Unrestricted cash and cash equivalents increased approximately $8,033,000 from December 31, 1996 to September 27, 1997, principally as a result of the following:

                                                       Condensed
                                                    Consolidated
                                                       Cash Flows
                                                       ----------
Operating Activities--
 Cash flow from operations, net                    $  35,291,000
 Increase in accounts receivable, net                (15,436,000)
 Increase in inventories                              (1,484,000)
 Decrease in prepaids and other current assets         3,605,000
 Decrease in trade accounts payable                   (4,097,000)
 Increase in accrued expenses and taxes               21,597,000
Investing Activities--
 Net cash paid for a business acquired              (386,952,000)
 Purchase of marketable securities                  (238,199,000)
 Proceeds from the sale of marketable securities     183,329,000
 Capital expenditures                                (14,861,000)
Financing Activities--
 Sale of notes                                       467,663,000
 Increase in borrowing                                 4,967,000
 Payment of borrowings                               (32,634,000)
 Purchase of Nortek Common and Special
   Common Stock                                       (8,824,000)
Other, net                                            (5,932,000)
                                                      -----------
                                                    $  8,033,000
                                                      ===========

The net non-cash impact of changes in foreign currency exchange rates was not material and has been included in other, net.

The Company's debt-to-equity ratio increased from approximately 2.4:1 at December 31, 1996 to 6.7:1 at September 27, 1997, primarily as a result of the sale of the 9 1/4% and the 9 1/8% Notes , increased indebtedness of approximately $128,529,000 from the acquisition of Ply Gem and the effect of the purchase of the Company's Common and Special Common Stock (see Note C of the Notes to Unaudited Condensed Consolidated Financial Statements), partially offset by the payment of certain subsidiary indebtedness and by net earnings for the first nine months of 1997. (See the Company's Unaudited Condensed Consolidated Statement of Stockholders' Investment included elsewhere herein.)

The Company believes that its growth will be generated largely by internal growth, augmented by strategic acquisitions. The Company regularly evaluates potential acquisitions which would increase or expand the market penetration of, or otherwise complement, its current product lines.

                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 27, 1997
      AND THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 28, 1996
                                (Continued)

When used in this discussion, the words "believes," "anticipates," and "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, over which the Company has no control, which could cause actual results to differ materially from those presented. These risks and uncertainties include increases in raw material costs (including, among others, steel, copper, packaging material, plastics, resins, glass, wood and aluminum) and purchased component costs, the level of domestic and foreign construction and remodeling activity affecting residential and commercial markets, interest rates, inflation, consumer spending levels, operating in international economies, the rate of sales growth, price and product competition, new product introduction, material shortages and product liability claims. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date thereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company, in this report, as well as the Company's periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.



                        PART II.  OTHER INFORMATION




Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------

             (a)    Exhibits

                    10.1 Amended and Restated Credit Agreement dated as  of
                         August 26, 1997 among Ply Gem Industries, Inc., certain Designated Subsidiaries, certain banks and Fleet National Bank as Agent (filed herewith).

                    11.1 Calculation of shares used in determining earnings
                         per share (filed herewith).

                    27   Financial Data Schedule (filed herewith).

             (b)   Reports on Form 8-K

                   The  following  reports on Form 8-K were  filed  by  the
                    Registrant during the period:

                         July  29, 1997, Item 5.  Other Events and Item  7.
                         Financial    Statements,   Pro   Forma   Financial
                         Information and Exhibits.

                         August 27, 1997, Item 5. Other Events and Item 7. Exhibits.

                         September   10,  1997,  Item  2,  Acquisition   or
                         Disposition of Assets and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

                         September  12,  1997 (8-K/A), Item  7.   Financial
                         Statements.




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




    November 12, 1997
-------------------------
        (Date)