Form 10-K405
period 1997-12-31
NORTEK INC
filed 1998-03-27
CIK 72423

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               -----------------
                                   Form 10-K
             (Mark One)        ------------------
             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997
                                      OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 27, 1998 was $265,424,181. See Item 12.

The number of shares of Common Stock outstanding as of February 27, 1998 was 8,975,009. The number of shares of Special Common Stock outstanding as of February 27, 1998 was 580,512.

                      Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for use at its 1998 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

ITEM 1. Business

     The Company is a diversified manufacturer of residential and commercial building products, operating within four principal product groups: the Residential Building Products Group; the Air Conditioning and Heating ("HVAC") Products Group; the Windows, Doors and Siding Group and the Specialty Products and Distribution Group. Through these product groups, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the residential and commercial construction, manufactured housing, and the do-it-yourself and professional remodeling and renovation markets. (As used in this report, the terms "Company" and "Nortek" refer to Nortek, Inc., together with its subsidiaries, unless the context indicates otherwise. Such terms as "Company" and "Nortek" are used for convenience only and are not intended as a precise description of any of the separate corporations, each of which manages its own affairs.)

     The Company's domestic performance is dependent to a significant extent upon the levels of new residential construction, residential replacement and remodeling and non-residential construction, which are affected by such factors as interest rates, inflation, consumer spending habits and unemployment.

     Additional information concerning the Company's business is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7, Part II of this report, incorporated herein by reference. Information on foreign and domestic operations is set forth in Note 10, Notes to Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference.

Residential Building Products Group

     The Residential Building Products Group manufactures and distributes built-in products primarily for the residential new construction, do-it-yourself and professional remodeling and renovation markets. The principal products sold by the Group are kitchen range hoods, bath fans, combination units (fan, heater and light combinations), shower doors and bath cabinets. The Group is the largest supplier in North America of range hoods, bath fans and combination units, indoor air quality products (such as continuous-ventilation systems and energy-recovery ventilators) and one of the leading suppliers in Western Europe, South America and the Middle East of luxury "Eurostyle" range hoods. Products are sold under the Broan(R), Nautilus(R), Venmar(R), Flair, vanEE(R), Rangaire(R) and Best(R) brand names, among others, to distributors and dealers of electrical and lighting products, kitchen and bath dealers, retail home centers and original equipment manufacturers (OEMs). Customers for the Group's
products   include   residential  and  electrical   contractors,   professional
remodelers and do-it-yourself homeowners. Other products sold by this Group include, among others, wireless security products, garage door openers, built-in home intercoms and entertainment systems, home automation systems, door chimes, paddle fans, central vacuum systems and fluorescent lighting fixtures. The Company's sales of kitchen range hoods accounted for approximately 14.8% of the Company's consolidated net sales in 1997.

      A key component of the Group's operating strategy is the introduction of new products which capitalize on the strong Broan(R), Nautilus(R), Venmar(R), Flair, vanEE(R), Rangaire(R) and Best(R) brand names and the extensive distribution system of the Group's businesses. Products sold under these brand names include the Broan Rangemaster and Finesse(TM) rangehood, Solitaire and Solitaire Ultra Silent fans and fan lights, the Best by Broan(R) European style luxury rangehoods, the Venmar(R), Flair and vanEE(R) Super Compact line of indoor air quality systems and the Broan 12" wide trash compactor. Consumer preferences are important in developing new products and establishing marketing strategies, and the Company believes that the Group's ability to develop new and improved product styles and features provides a significant competitive advantage.

      With respect to certain product lines, several private label customers account for a substantial portion of net sales. In 1997, approximately 20.2% of the total sales of the Group were made to private label customers.

     Production generally consists of fabrication from coil and sheet steel and formed metal utilizing stamping, pressing and welding methods, assembly with components and subassemblies purchased from outside sources (motors, fan blades, heating elements, wiring harnesses, controlling devices, glass, mirrors, lighting fixtures, lumber, wood and polyethylene components, speakers, grilles and similar electronic components, and compact disc and tape player mechanisms) and painting, finishing and packaging.

      The Group offers a broad array of products with various features and styles across a range of price points. The Company believes that the Group's variety of product offerings helps the Group maintain and improve its market position for its principal products. At the same time, the Company believes that the Group's status as a low-cost producer, in large part as a result of advanced manufacturing processes, provides the Group with a competitive advantage.

      The Group's primary products compete with many domestic and international suppliers in their various markets. The Group competes with suppliers of competitive products primarily on the basis of quality, distribution, delivery and price. With respect to range hoods, bath fans, combination units and radio intercoms, the Company believes that the Group's primary competitor in North America is NuTone, a subsidiary of Williams plc. The market for bath cabinets is highly fragmented with no single dominant supplier. Although the Group believes it competes favorably among suppliers of the Group's products, certain of these suppliers have greater financial and marketing resources than the Group.

      The Group has seventeen manufacturing plants and employed 2,791 full-time people as of December 31, 1997, 306 of whom are covered by collective bargaining agreements which expire in 1999, 2000 and 2001. The Company believes that the Group's relationships with its employees are satisfactory.

Air Conditioning and Heating Products Group

      The Air Conditioning and Heating Products Group manufactures and sells HVAC systems for custom-designed commercial applications and for manufactured and site-built residential housing. The Group's commercial products consist of HVAC systems which are custom-designed to meet customer specifications for commercial offices, manufacturing and educational facilities, hospitals, retail stores and governmental buildings. Such systems are primarily designed to operate on building rooftops (including large self-contained walk-in-units) or on individual floors within a building, and range from 40 to 600 tons of cooling capacity. The Group markets its commercial products under the

Governair(R), Mammoth(R), Temtrol(TM), Aston and Venmar(R) brand names. For manufactured and site built residential housing, the Group's products include central air conditioners, heat pumps, furnaces and a wide range of accessories marketed under the Intertherm(R), Miller(R) and POWERmiser(R) brand names, and has recently acquired the use of Frigidaire(R), Tappan(R), and Philco(R) brand names. Residential central air conditioning products range from 1.5 to 5 tons of cooling capacity and furnaces range from 45,000 BTU's to 144,000 BTU's of heating capacity.

Commercial Products. The Group's commercial products include packaged rooftop units and air handlers, custom walk-in mechanical equipment rooms, individual floor by floor units, heat pumps and heat recovery equipment. The market for commercial HVAC equipment is segmented between standard and custom-designed equipment. Standard equipment can be manufactured at a lower cost and therefore offered at substantially lower initial prices than custom-designed equipment. As a result, suppliers of standard equipment generally have a larger share of the overall commercial HVAC market than suppliers of custom-designed equipment, including the Group. However, because of certain building designs, shapes or other characteristics, the Company believes there are many applications for which custom-designed equipment is required or is more cost effective over the life of the building. Unlike standard equipment, the Group's commercial HVAC equipment can be designed to match the exact space, capacity and performance requirements of the customer. The Group sells its commercial products primarily to contractors, owners and developers of commercial office buildings, manufacturing and educational facilities, hospitals, retail stores and governmental buildings. The Group seeks to maintain strong relationships nationwide with design engineers, owners and developers, and the persons who are most likely to value the benefits and long-term cost efficiencies of the Group's custom-designed equipment.

      The Company estimates that about half of the Group's commercial sales in 1997 were attributable to replacement and retrofit activity, which typically is less cyclical than new construction activity and generally commands higher margins. The Group continues to develop product and marketing programs to increase penetration in the growing replacement and retrofit market.

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

      The Group's commercial products are marketed through independently-owned manufacturers' representatives and an in-house sales, marketing and engineering group of 110 persons as of December 31, 1997. The independent representatives are typically HVAC engineers, a factor which is significant in marketing the Group's commercial products because of the design intensive nature of the market segment in which the Group competes.

      The Company believes that the Group is among the largest suppliers of custom-designed commercial HVAC products in the United States. The Group's three largest competitors in the commercial HVAC market are York International Corporation (which sells under the "Pace" trade name) and it's Miller-Picking division, McQuay International (a subsidiary of OYL Corporation), and The Trane Company (a subsidiary of American Standard Inc.). The Group competes primarily on the basis of engineering support, quality, flexibility in design and construction and total installed system cost. Although the Company believes that the Group competes favorably with respect to certain of these factors, most of the Group's competitors have greater financial and marketing resources than the Group and enjoy greater brand awareness. However, the Company believes that the Group's ability to produce equipment that meets the performance characteristics required by the particular product application provides it with advantages not enjoyed by certain of these competitors.

Residential Products. The Group is one of the largest suppliers of air conditioners, heat pumps and furnaces to the manufactured housing market in the United States. In addition, the Group manufactures and markets HVAC and light commercial products for site-built homes and light commercial structures.

      The principal factors affecting the market for the Group's residential HVAC products are the levels of manufactured housing shipments and housing starts and the demand for replacements and modernization of existing equipment. The Company anticipates that the replacement market will continue to expand as a large number of previously installed heating and cooling products become outdated or reach the end of their useful lives. This growth may be accelerated by a tendency among consumers to replace older heating and cooling products with higher efficiency models prior to the end of such equipment's useful life. The market for residential cooling products, including those sold by the Group, is affected by spring and summer temperatures. The Group does not sell window air conditioners, a segment of the market which is highly seasonal and especially affected by spring and summer temperatures. The Company believes that the Group's ability to offer both heating and cooling products helps offset the effects of seasonality of the Group's sales.

      The Group sells its manufactured housing products to builders of manufactured housing and, through distributors, to manufactured housing retailers and owners of such housing. The majority of sales to builders of manufactured housing consist of furnaces designed and engineered to meet or exceed certain standards mandated by federal agencies, including HUD. These standards differ in several important respects from the standards for furnaces used in site-built residential homes. The after market channel of distribution includes sales of both new and replacement air conditioning units and heat pumps and replacement furnaces. The Company believes that the Group has one major competitor in the furnace segment of this market, Evcon Industries, a subsidiary of York International Corporation, which markets its products under the "Evcon/Coleman" name.

      A substantial portion of site-built residential products have been introduced in the past several years, including a new line of furnaces and a reengineered line of high efficiency air conditioners and heat pumps.
Residential HVAC products for use in site-built homes are sold through independently-owned distributors who sell to HVAC contractors. New products for commercial application through 10 tons have also been recently introduced.

     Competition in the site-built residential HVAC market is intense, and many suppliers of such equipment have substantially greater financial and marketing resources than the Group and enjoy greater brand awareness. In these markets, the Group competes with, among others, Carrier Corporation, Rheem Manufacturing
Company,   Lennox   Industries,  The  Trane  Company  and  York   International
Corporation. The Group competes in both the manufactured housing and site-built markets on the basis of breadth and quality of its product line, distribution, product availability and price. The Company believes that the Group competes favorably with respect to these factors. To provide greater consumer acceptance and pull through for its products, the Company has recently licensed from White Consolidated Industries, Inc. the use of the Frigidaire(R), Tappan(R), and Philco(R) name brands.

     The Company estimates that more than half of the Group's sales of residential HVAC products in 1997 were attributable to the replacement market, which tends to be less cyclical than the new construction market.

      The Group has nine manufacturing plants and employed 2,288 full-time people as of December 31, 1997, 212 of whom are covered by a collective bargaining agreement which expires in 1998. The Company believes that the Group's relationships with its employees are satisfactory.

Windows, Doors and Siding Group

     The Windows, Doors and Siding Group, which was acquired by the Company in 1997, is a manufacturer and distributor of vinyl and wood windows, doors, vinyl siding, soffit, skirting and shutters for use in the replacement/remodeling and new construction segments of the building products market. The Company believes it is among the largest suppliers of vinyl windows serving the replacement market in the United States. Additionally, the Company believes it is a leading supplier of wood windows to major home centers and a leading supplier of vinyl siding in the United States. The Company's sales of windows, since the August
1997,  acquisition   accounted  for  approximately  10.1%  of   the   Company's
consolidated net sales in 1997.

Windows and Doors. The Group manufactures and sells a full line of wood, clad, composition (wood and vinyl) and vinyl windows and patio doors, glass and polycarbonate skylights, and wooden interior bifold doors under the Crestline(R) , Vetter(R) , Kenergy(R) and AWC(R) brand names. In addition, the Group manufactures energy efficient and maintenance free vinyl windows and patio doors under the Great Lakes(R) Gold, PLY GEM(R) Premium, Uniframe(R) , MC+(TM), and Garden Windows(TM) brand names. The products are marketed to both the home improvement and new construction markets through wholesale and specialty distributors, large contractors, home centers and lumber yards. The Company believes that it is the fourth largest producer of wood windows in the United States.

     Through the Crestline(R) and Vetter(R) brands wood windows are available with primed or clad exteriors, and offer innovative product features with a wide selection of options. A complete range of window styles include double hung, single hung, casement, awning, sliding, garden, angle bay and bow windows. Specialty and custom windows are available in a wide variety of shapes and sizes. Patio doors are offered in traditional hinged, French hinged, sliding and French sliding designs. The CrestWood(TM) series of premium wood windows and patio doors combine the performance of an energy efficient, maintenance-free solid vinyl exterior with the warmth and beauty of a natural pine, oak, walnut or cherry interior that can be painted or stained. Most of the products are available with insulated divided light glass, a patented energy efficient replica of historically correct narrow muntin bar divided light wood windows and patio doors. VinylCrest(TM) and ProCraft(TM) comprise a complete line of solid vinyl windows, which are available for replacement and new construction applications, in a full range of styles. These product offerings are an important component of the Group's strategy to offer windows in all price points and market segments. In addition to a broad line of standard windows and doors, its custom window factory can build nearly any shape and size window.

     The Group manufactures a series of vinyl windows and patio doors for new construction in both standard and custom sizes. Replacement units are custom manufactured to customer specifications. These products include single hung, double hung, bow and bay, casement, garden, sliding and awning windows, as well as hinged and sliding patio doors in a variety of vinyl colors and interior woodgrains, several different grille styles and patterns and a wide assortment of glass options. Product lines feature fusion welded sash and frame corners which are guaranteed not to separate, leak air or water, or require maintenance. The Intercept(TM) warm edge glass spacer system is manufactured in one continuous piece, resulting in a stronger, more energy efficient insulated glass unit. The Company is the only vinyl window manufacturer to offer Easy-Clean(TM) glass, which works like Teflon(TM) on cookware, providing an owner with a window which requires less cleaning. These products incorporate other innovations which differentiate the product line from other window manufacturers, including wood grain vinyl interiors available in three finishes, multi-point locking hardware, and sliding patio doors which utilize a proprietary tank type roller system. Replacement products are sold through specialty distributors and directly to large contractors. The new construction series of vinyl windows and patio doors is currently being sold under private label programs and to a select number of dealer distributors. This multiple brand approach has allowed the Group to achieve increased penetration in a given geographic area, by offering dealer distributors individual brands on an exclusive basis.

     The Group differentiates itself from its competition with a multiple brand strategy, multi-channels of distribution (with an emphasis on the home center market), an established distribution network utilizing custom design and manufacturing capabilities, and a trained field sales and service support network. Its ability to sell in full truckload and less than truckload quantities is tailored to the desires of large home center chains which prefer to purchase windows direct from the manufacturer. The Group's ability to offer a broad product line that includes primed, clad composition (wood and vinyl) and vinyl windows and patio doors, along with skylights under a single brand is also important to the Groups sales and marketing strategy together with the Company's focus on one of the fastest growing segments in the industry - home centers and lumberyards.

Siding. The Group is a manufacturer of vinyl siding, soffit, skirting and accessories, which are available in a variety of woodgrains and colors. Its products are used in both remodeling and new construction applications, including manufactured housing. Vinyl siding has captured an increasing share of the overall market for exterior siding materials due to its ease of installation, high performance, durability, low maintenance requirements and price stability as compared to alternative siding materials (including wood, aluminum and masonry). These products are marketed under Cedar Lane(R) , Varigrain(R) , Duragrain(R) , Timber Oak(R) , and ProLoc(R) brands and the Georgia Pacific label. The Company believes it is the leading supplier to home centers and lumberyards, and the fourth largest producer of vinyl siding in the United States. In addition, the Group is a supplier to the Eastern European market.

     Vinyl siding is sold to either specialty distributors who, in turn, sell directly to remodeling contractors or builders, or to building materials wholesale distributors who sell to home centers and lumberyards who, in turn, sell to remodeling contractors and consumers (two-step distribution). The Company believes that it is able to compete on favorable terms as a result of its distribution coverage, quality innovative products, and production efficiency. Additionally, it is strong in the retail segment of the market, which continues to grow at a rate faster than the overall market.

The Group also manufactures a line of injection molded siding components for the remodeling and new construction markets. Siding components include blocks, which allow for the flush mounting of items like light fixtures to the exterior of a home, and gable vents that provide attic ventilation. The products are sold to home centers, lumberyards and wholesale distributors of building materials. It is the only manufacturer of siding components to offer a color selection to match or compliment the colors offered by most major manufacturers of vinyl siding. The group has also recently introduced a line of fixed and variable dimension shutters.

The Group operates ten manufacturing plants in the United States and employed 3,436 full-time people as of December 31, 1997, 1,578 of whom are covered by collective bargaining agreements which expire in 1998 and 1999. The Company believes that the Group's relationships with its employees are satisfactory.

Specialty Products and Distribution Group

The Specialty Products and Distribution Group, which was acquired by the Company in 1997, manufactures and distributes pressure treated wood products, specialty lumber and decorative home products. The Group offers a full range of preservative and fire retardant treated lumber and plywood products which are marketed to home centers, cooperative buying groups, lumberyards and independent wholesale distributors for use generally in residential decking, roofing, siding and landscaping as well as various commercial construction applications. The Group's products include fire retardant treated wood products which are used nationwide for commercial and noncombustible construction. These products, PYRO-GUARD(R) and EXTERIOR FIRE-X(R) are the United States market's major brands. They are available from Company plants east of the Rockies and from licensees west of the Rockies. Other treated wood products include CCA/KDAT preservative treated wood for commercial and residential construction that is kiln dried after treatment, COP-8(R) food-safe preservative treated wood and PLYWALL preservative treated wood highway noise barriers.

The Group manufactures and distributes specialty lumber and related building products for a variety of uses including roofing, decking, siding, landscaping and interior paneling. The Group also distributes decorative products for the home including prefinished wood paneling, solid wood planking, imported ceramic, marble and porcelain tile and melamine coated panels. Finished and unfinished wood and melamine shelving as well as other products are sold to home centers and lumberyards. The Group has become a strategic, value-added supplier of a wide range of products for the national home center chains.

While the specialty wood products industry is very competitive, the Company believes it is able to compete effectively by providing superior customer service and quality, and wherever possible, proprietary products. The companies within the Group focus on high margin, niche markets within the broader defined wood products industry which tends to be commodity driven. Its products are sold through home center retailers and wholesalers of building materials. The Company believes that growth of this segment of its business will result from continued expansion of its share of the home center market.

The Group also distributes a broad range of high end specialty wood and wood related products, including hardwood plywood, melamine and other laminated board products, hardwood lumber, high pressure laminates (HPL), solid surface materials and cabinet hardware and is a leading importer of specialty wood panels from all over the world, including Russian plywood sold under its brand name Baltic Birch(R) . Customers of these products are industrial woodworkers, including cabinet manufacturers, architectural millworkers, and manufacturers of store fixtures, furniture and signs and exhibits. Products are sold through an extensive network of Company operated warehouse facilities, and in addition, public warehouses from time to time located in various major port cities. Sales are generated by a well trained and experienced sales force. These distribution operations are differentiated from those of competitors, which primarily include local independent distributors, by superior customer service, geographic coverage and breadth of product line. As a result, the Group has become a preferred distributor of many products, selling them on an exclusive or limited exclusive basis. The Company believes that future growth will be from the introduction of new products and expansion of its market territories.

      In addition, the Group is a west coast manufacturer and distributor of furniture components, laminates and board products to furniture manufacturers and other original equipment manufacturers, building materials retailers and wholesalers. In addition to distribution of wood products, its strengths are laminating, drawer parts, cut to size components and other value added services on a just-in-time basis. As a large manufacturer and distributor of high quality, cost efficient products for the furniture, ready-to-assemble, cabinet and building industries, the Company specializes in providing custom laminations to industrial customers that meet almost any specification.

      The Specialty Products and Distribution Group operates eight production facilities and twelve distribution centers in the United States and employed 707 full-time people as of December 31, 1997, 163 of whom are covered by collective bargaining agreements which expire in 1998 and 1999. The Company believes that the Group's relationships with the employees are satisfactory.

RECENT DEVELOPMENTS

Acquisition

      On August 26, 1997, the Company acquired Ply Gem Industries, Inc.(PlyGem) (See Note 2 of the Notes to Consolidated Financial Statements included elsewhere herein).

     On March 9, 1998, the Company through a wholly-owned subsidiary, entered into an agreement (the "Agreement") to purchase NuTone, Inc., a wholly-owned subsidiary of Williams plc, for approximately $242,500,000 in cash, subject to adjustment. The acquisition is subject to the requirements of the Hart-Scott-

Rodino Antitrust Improvements Act. In connection with its review of the acquisition under the Act, the Federal Trade Commission ("FTC") has issued a "second request" for certain additional information. The Agreement provides that completion of the acquisition is to take place within 45 days of clearance by the FTC. The FTC has taken no position with respect to the transaction and there can be no assurance that the transaction, as proposed, will be consummated. If the acquisition is not consummated, the Company expects that it would incur an approximately $3,000,000 ($0.31 per diluted share) net after tax charge to its earnings as a result of fees, expenses and other acquisition related costs. In order to consummate the acquisition, the Company will need to raise additional funds through debt and equity financings. Following the acquisition the Company anticipates that it will enter into a bank facility in order to meet its working capital needs.

     NuTone is a leading U.S. manufacturer and supplier of built-in home products for use in residential construction and remodeling. Based in
Cincinnati, Ohio, it sells primarily to the North American market and has operations in Canada through its wholly-owned subsidiary NuTone Canada, Inc. NuTone's product range includes exhaust fans, range hoods, door chimes, intercoms, central vacuum cleaners and bathroom cabinets and accessories.

     In the year ended December 31, 1997, NuTone had sales of approximately $199,000,000 and EBITDA of approximately $30,200,000. The consideration of $242,500,000 is based on the acquired business being debt free at closing, with an agreed level of net assets. The consideration will be subject to adjustment dependent on the actual level of net assets at closing (See note 13 of the Notes to Consolidated Financial Statements included elsewhere herein).

Discontinued Operations

      In the fourth quarter of 1997 the Company adopted a plan to discontinue its Plumbing Products Group, a manufacturer of vitreous china bathroom fixtures, gelcoat and acrylic bathtubs, shower stalls, whirlpools, and brass and die cast faucets. (See Note 9 of the Notes to Consolidated Financial Statements included elsewhere herein).

GENERAL CONSIDERATIONS

Employees

     The Company employed approximately 9,262 persons at December 31, 1997.

Backlog

      Backlog expected to be filled during 1998 was approximately $127,137,000 at December 31, 1997 ($107,907,000 at December 31, 1996). Backlog is not regarded as a significant factor for operations where orders are generally for prompt delivery. While backlog stated for December 31, 1997 is believed to be firm, the possibility of cancellations makes it difficult to assess the firmness of backlog with certainty.

Research and Development

      The Company's research and development activities are principally new product development and represent approximately 1% of net sales.

Patents and Trademarks

      The Company holds numerous design and process patents that it considers important, but no single patent is material to the overall conduct of its business. It is the Company's policy to obtain and protect patents whenever such action would be beneficial to the Company. The Company owns several trademarks that it considers material to the marketing of its products, including Broan(R), Nautilus(R), Venmar(R), vanEE(R), Rangaire(R), Best(R), Crestline(R), Vetter(R), AWC(R), Kenergy(R), CrestWood(TM), VinylCrest(TM),
ProCraft(TM),   Cedar  Lane(R),  Varigrain(R),  Duragrain(R),  Timber   Oak(R),
ProLoc(R), Great Lakes(R) Gold, PLY GEM(R) Premium, Uniframe(R), MC+(TM), Intercept(TM), Easy-Clean(TM), PYRO-GUARD(R), EXTERIOR FIRE-X(R), CCA/KDAT, COP-
8(R),   PLYWALL,   Baltic  Birch(R),  Governair(R),  Mammoth(R),   Temtrol(TM),
Miller(R), Intertherm(R) and POWERmiser(R). The Company believes that its rights in these trademarks are adequately protected.

Raw Materials

      The Company purchases raw materials and most components used in its various manufacturing processes. The principal raw materials purchased by the Company are rolled sheet, formed and galvanized steel, copper, aluminum, plate mirror glass, PVC, polypropylene, glass, vinyl extrusions, particle board, fiberboard, lumber, plywood, various chemicals, paints, resins, and plastics.

     The materials, molds and dyes, subassemblies and components purchased from other manufacturers, and other materials and supplies used in manufacturing processes have generally been available from a variety of sources. Whenever practical, the Company establishes multiple sources for the purchase of raw materials and components to achieve competitive pricing, ensure flexibility and protect against supply disruption. From time to time increases in raw material costs can affect future supply availability due in part to raw material demands by other industries.

Working Capital

     The carrying of inventories to support customers and to permit prompt delivery of finished goods requires substantial working capital. Substantial working capital is also required to carry receivables. The demand for the Company's products is seasonal, particularly in the Northeast and Midwest regions of the United States and in Canada where inclement weather during the winter months usually reduces the level of building and remodeling activity in both the home improvement and new construction markets. The Ply Gem businesses, acquired in August 1997, have in the past been more seasonal in nature than the Company's subsidiaries owned prior to the acquisition. As a result, the demand for working capital of the Company's subsidiaries is greater from late in the first quarter until early in the fourth quarter. See "Liquidity and Capital Resources" in Management's Discussion and Analysis of
Financial   Condition  and  Results  of  Operations,  incorporated  herein   by
reference.

Executive Officers of the Registrant

Name                     Age       Position

Richard L. Bready        53   Chairman, President and
                              Chief Executive Officer

Almon C. Hall            51   Vice President, Controller
                              and Chief Accounting Officer

Richard J. Harris        61   Vice President and Treasurer


Kenneth J. Ortman        62   Senior Vice President - Group
                              Operations

Kevin W. Donnelly        43   Vice President, General
                              Counsel and Secretary

      The executive officers have served in the same or substantially similar executive positions with the Company for at least the past five years.
Executive Officers are elected annually by the Board of Directors of the Company and serve until their successors are chosen and qualified. Mr. Bready has an employment agreement with the Company providing for his employment as Chief Executive Officer through 2002, which term is extended at the end of each year for an additional year until either party gives notice it will not be further extended. The Company's executive officers include only those officers of the Company who perform policy-making functions for the Company as a whole and have managerial responsibility for major aspects of the Company's overall operations. A number of other individuals who serve as officers of the Company's subsidiaries perform policy-making functions and have managerial responsibilities for the subsidiary or division by which they are employed, although not for the Company overall. Certain of these individuals could, depending on earnings of such unit, be more highly compensated than some executive officers of the Company.

ITEM 2. Properties

Set forth below is a brief description of the location and general character of the principal administrative and manufacturing facilities and other material real properties of the Company, all of which the Company considers to be in satisfactory repair. All properties are owned, except for those indicated by an asterisk, which are leased.

Location               Description                                 Approximate
                                                                   Square Feet
Union, IL              Manufacturing/Warehouse/Administrative         197,000
Hartford, WI           Manufacturing/Warehouse/Administrative         462,000
Old Forge, PA          Warehouse/Administrative                        40,000
Bensenville, IL        Warehouse/Administrative                        69,000*
Mississauga, ONT       Manufacturing/Administrative                   108,000
Dallas, TX             Manufacturing/Administrative                    71,000
Carlsbad, CA           Administrative                                  30,000
Hong Kong              Manufacturing                                   20,000*

Waupaca, WI            Manufacturing                                   35,000
Fabriano, Italy        Manufacturing/Administrative                    97,500*
Cerreto D'Esi,Italy    Manufacturing/Administrative                   135,000
Montefano, Italy       Manufacturing/Administrative                    74,000
Cleburne, TX           Manufacturing/Administrative                   210,000
Drummondville, QUE     Manufacturing/Administrative                    66,000*
St. Leonard d'Aston,QU Manufacturing/Administrative                    88,000
St. Peters, MO         Warehouse/Administrative                       250,000*
St. Louis, MO          Manufacturing                                  214,000
Boonsville, MO         Manufacturing                                  250,000*
Chaska, MN             Manufacturing/Administrative                   230,000*
Oklahoma City, OK      Manufacturing/Administrative                   127,000
Okarche, OK            Manufacturing/Administrative                   135,000
Los Angeles, CA        Manufacturing/Administrative                   177,000
Chicago, IL            Manufacturing/Warehouse/Administrative         126,000
Lynwood, CA            Manufacturing/Warehouse/Administrative         256,000*
Toledo, OH             Manufacturing/Warehouse/Administrative         291,500
Concord, MA            Administrative                                   9,300*
Kearney, MO            Manufacturing/Administrative                   145,000
Martinsburg, WV        Manufacturing                                  162,000
Jasper, TN             Manufacturing                                  110,000
Gloucester City, NJ    Manufacturing                                  210,000*
Mosinee, WI            Manufacturing/Warehouse/Administrative         850,000*
Stevens Point, WI      Manufacturing                                  107,000
Huntington, WV         Manufacturing/Warehouse                        286,000*
Albuquerque, NM        Manufacturing/Wholesale Lumberyards           31 Acres
Montrose, CO           Manufacturing/Wholesale Lumberyards           19 Acres
Pine Bluff, AR         Manufacturing                                 35 Acres
Thomson, GA            Manufacturing                                 29 Acres
Milford, VA            Manufacturing                                 45 Acres
Detroit, MI            Manufacturing                                 10 Acres
Providence, RI         Administrative                                  23,900*

ITEM 3. Legal Proceedings

      The Company and its subsidiaries are subject to numerous federal, state and local laws and regulations, including environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company believes that it is in substantial compliance with the material laws and regulations applicable to it. The Company is involved in current, and may become involved in future, remedial actions under federal and state environmental laws and regulations which impose liability on companies to clean up, or contribute to the cost of cleaning up, sites at which their hazardous wastes or materials were disposed of or released. Such claims may relate to properties or business lines acquired by the Company after a release has occurred. In other instances, the Company may be partially liable under law or contract to other parties that have acquired businesses or assets from the Company for past practices relating to hazardous substances management. The Company believes that all such claims asserted against it, or such obligations incurred by it, will not have a material adverse effect upon the Company's financial condition or results of operations. Expenditures in 1996 and 1997 to evaluate and remediate such sites were not material. However, the Company is presently unable to estimate accurately its ultimate financial exposure in connection with identified or yet to be identified remedial actions due among other reasons to: (i) uncertainties surrounding the nature and application of environmental regulations, (ii) the Company's lack of information about additional sites to which it may be listed as a potentially responsible party ("PRP"), (iii) the level of clean-up that may be required at specific sites and choices concerning the technologies to be applied in corrective actions and (iv) the time periods over which remediation may occur. Furthermore, since liability for site remediation is joint and several, each PRP is potentially wholly liable for other PRPs that become insolvent or bankrupt. Thus, the solvency of other PRPs could directly affect the Company's ultimate aggregate clean-up costs. In certain circumstances, the Company's liability for clean-up costs may be covered in whole or in part by insurance or indemnification obligations of third parties.

     In addition to the legal matters described above, the Company and its subsidiaries are parties to various legal proceedings incident to the conduct of their businesses. None of these proceedings is expected to have a material adverse effect, either individually or in the aggregate, on the Company's financial position or results of operations (See Note 8 Notes to Consolidated Financial Statements, Item 8 of Part II of this report incorporated herein by reference).

ITEM 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

PART II
Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Stockholders  of  record  of Nortek Common and Special  Common  Stock  at
February 27, 1998, numbered 3,096 and 2,434, respectively. There were no dividends declared on the Common and Special Common in 1997 or 1996. The high and low sales prices of Nortek's Common Stock traded on the New York Stock Exchange in each quarter of 1997 and 1996 were:

1997
Quarter        High      Low
-------        ----      ---

First          27 1/2    19 1/2
Second         25        17 3/4
Third          27 1/4    23 3/16
Fourth         26 15/16  21 13/16

1996
Quarter        High      Low
-------        ----      ---

First          12 1/4     9 3/4
Second         16 1/8    11 5/8
Third          14 1/4    11
Fourth         20 5/8    13 1/2

     See Note 6, Notes to Consolidated Financial Statements.

Item 6. Consolidated Selected Financial Data
        Nortek, Inc. and Subsidiaries

                                  For the Five Years Ended December 31, 1997
                               ------------------------------------------------
                               1997      1996       1995       1994       1993
                               ----      ----       ----       ----       ----
                           (In Thousands Except Ratios and Per Share Amounts)
Consolidated Summary of
Operations:
 Net sales                 $1,134,129  $841,557   $656,800  $615,952  $627,489
 Operating earnings            82,981    60,951     42,973    44,393    31,674
 Loss on businesses sold          ---       ---        ---    (1,750)  (20,300)
 Earnings (loss) from
    Continuing Operations      26,400    23,700     17,500    15,400   (10,200)
 Earnings (loss) from
    Discontinued Operations    (5,200)   (1,700)    (2,500)    1,800    (4,000)
 Extraordinary gain (loss)
    from debt retirements         ---       ---        ---       200    (6,100)
 Cumulative effect of
    accounting changes            ---       ---        ---       400      (500)
 Net earnings (loss)           21,200    22,000     15,000    17,800   (20,800)

Financial Position:
 Unrestricted cash, invest-
    ments and marketable
    securities               $161,830  $ 92,093   $103,313  $105,080  $ 82,498
 Working capital              341,821   163,133    180,218   194,330   133,824
 Total assets               1,304,546   590,233    604,950   494,573   486,069
 Total debt--
 Current                       17,739    36,486     41,948     4,452    37,249
 Long-term                    835,840   243,769    240,125   219,241   177,348
 Current ratio                  2.3:1     1.9:1      1.9:1     2.4:1     1.7:1
 Debt to equity ratio           6.7:1     2.4:1      2.1:1     1.9:1     2.1:1
 Depreciation and amortization
    including non-cash interest28,407    20,995     16,225    15,539    18,012
 Capital expenditures          22,464    19,798     15,665    14,375     8,718
 Stockholders' investment     128,088   118,795    131,291   117,790   104,007
 Common and special common
    shares outstanding          9,500     9,873     12,074    12,550    12,542

Per Share:
 Earnings (loss) from
    Continuing Operations
 Basic                          $2.75     $2.26      $1.41     $1.23     $(.81)
 Diluted                         2.68      2.23       1.39      1.21      (.81)
 Net earnings (loss)
 Basic                           2.21      2.10       1.21      1.42     (1.66)
 Diluted                         2.15      2.07       1.19      1.39     (1.66)
 Stockholders' investment       13.48     12.03      10.87      9.39      8.29

See Notes 2, 9 to 11 and 14 of the Notes to Consolidated Financial Statements, and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, below, regarding the effect on operating results of acquisitions, discontinued operations, businesses sold and other matters. There have not been any cash dividends declared or paid on the Company's Common or Special Common Stock during the past five years.

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company is a diversified manufacturer of residential and commercial building products, operating within four principal product groups: the Residential Building Products Group; the Air Conditioning and Heating ("HVAC") Products Group; the Windows, Doors and Siding Group; and the Specialty Products and Distribution Group. Through these product groups, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the residential and commercial construction, manufactured housing and the do-it-yourself and professional remodeling and renovation markets.

In the fourth quarter of 1995, several of the Company's wholly owned subsidiaries completed the acquisition of the assets, subject to certain liabilities, of Rangaire Company ("Rangaire"), all the capital stock of Best S.p.A. and related entities ("Best") and all the capital stock of Venmar Ventilation, inc. ("Venmar").

On August 26, 1997, the Company acquired Ply Gem, which is accounted for under the purchase method of accounting. Accordingly, the results of Ply Gem are included in the Company's consolidated results since that date. (See Liquidity and Capital Resources and Notes 1 and 2 of the Notes to Consolidated Financial Statements included elsewhere herein.)

In the fourth quarter of 1997, the Company adopted a plan to discontinue its Plumbing Products Group. Accordingly, the results of the Plumbing Products Group have been excluded from earnings from continuing operations and classified separately as discontinued operations for all periods presented. (See Note 9 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

Results of Operations

The  following tables set forth, for the three years ended December  31,  1997,
(a) certain consolidated operating results, (b) the percentage change of such results as compared to the prior year, (c) the percentage which such results bears to net sales and (d) the change of such percentages as compared to the prior year:

                                                           Percentage Change
                                                            --------------
                                  Year Ended December 31,    1996    1995
                                 -----------------------      to      to
                                  1997     1996     1995     1997    1996
                                  ----     ----     ----     ----    ----
                                     (Amounts in Millions)
Net sales                      $1,134.1   $841.6   $656.8   34.8%    28.1%
Cost of products sold             831.7    600.3    472.3  (38.5)   (27.1)
Selling, general and admini-
    strative expense              219.4    180.3    141.5   (21.7)  (27.4)
Operating earnings                 83.0     61.0     43.0    36.1    41.9
Interest expense                  (50.2)   (28.4)   (23.0)  (76.8)  (23.5)
Investment income                   9.9      6.0      8.1    65.0   (25.9)
Earnings from continuing
    operations before provision
    for income taxes               42.7     38.6     28.1    10.6    37.4
Provision for income taxes         16.3     14.9     10.6    (9.4)  (40.6)
Earnings from
    continuing operations          26.4     23.7     17.5    11.4    35.4
Loss from discontinued operations  (5.2)    (1.7)    (2.5) (205.9)   32.0
Net earnings                       21.2     22.0     15.0    (3.6)   46.7

                                                             Percentage
                                 Percentage of Net Sales       Change
                                                           -------------
                                  Year Ended December 31,   1996     1995
                                 -----------------------     to       to
                                  1997     1996     1995    1997     1996
                                  ----     ----     ----    ----     ----
Net sales                         100.0%   100.0%   100.0%   ---%    ---%
Cost of products sold              73.4     71.3     71.9    (2.1)    0.6
Selling, general and admini-
    strative expense               19.3     21.4     21.5     2.1     0.1
Operating earnings                  7.3      7.3      6.6     ---     0.7
Interest expense                   (4.4)    (3.4)    (3.5)   (1.0)    0.1
Investment income                   0.9      0.7      1.2     0.2    (0.5)
Earnings from continuing
    operations before provision
    for income taxes                3.8      4.6      4.3    (0.8)    0.3
Provision for income taxes          1.4      1.8      1.6     0.4    (0.2)
Earnings from continuing
    operations                      2.4      2.8      2.7    (0.4)    0.1
Loss from discontinued operations  (0.5)    (0.2)    (0.4)   (0.3)    0.2
Net earnings                        1.9      2.6      2.3    (0.7)    0.3

The following table presents the net sales for the Company's principal product groups for the three years ended December 31, 1997, and the percentage change of such results as compared to the prior year. Certain amounts in the table for prior periods have been reclassified to conform to the presentation for 1997.

                                                                 Percentage
                                                                   Change
                                                                   ------
                                                               1996      1995
                                    Year  Ended December 31,    to        to
                                  -----------------------
                                  1997      1996      1995     1997      1996
Net Sales:                        ----      ----      ----     ----      ----
                                              (Amounts in Millions)

Residential Building Products    $430.5    $418.5    $293.4     2.9%     42.6%
Air Conditioning and
  Heating Products                419.4     423.1     363.4    (0.9)     16.4
Windows, Doors and Siding         189.0       ---       ---      ---      ---
Specialty Products and
  Distribution                     95.2       ---       ---      ---      ---
                               --------    ------    ------    -----     -----
                               $1,134.1    $841.6    $656.8    34.8%     28.1%
                               ========    ======    ======    =====     =====

Year Ended December 31, 1997 as Compared to the Year Ended December 31, 1996

Net sales increased approximately $292,500,000, or approximately 34.8%, as compared to 1996 (or increased approximately $300,500,000, or approximately 35.7%, excluding the effect of foreign exchange). Net sales increased principally as a result of the acquisition of Ply Gem on August 26, 1997, which contributed approximately $284,200,000 to net sales. Excluding sales from the acquisition, net sales increased approximately $8,300,000, or 1.0%, as compared to 1996 (or increased approximately $16,400,000, or approximately 2.0% excluding the effect of foreign exchange). This increase was principally as a result of slightly higher sales volume in the Residential Building Products Group (partially offset by the effects of foreign exchange) and residential products of the Air Conditioning and Heating Products Group partially offset by lower sales levels of commercial HVAC products and approximately $3,600,000 lower sales from the sale of a residential HVAC product line in 1997.

Cost of products sold as a percentage of net sales increased from approximately 71.3% in 1996 to approximately 73.4% in 1997. Excluding the Ply Gem businesses, (which have a higher level of cost of sales than the overall group of businesses owned prior to the acquisition), cost of products sold as a percentage of net sales decreased from approximately 71.3% to approximately 70.4% in 1997, as compared to 1996. This decrease in the percentage principally resulted from a reduction in the cost of certain raw materials and components compared to 1996 and decreased labor as a percentage of net sales in the Residential Building Products and Air Conditioning and Heating Products Groups due to the increased volume of higher margin products and improved efficiency. Had all year-end inventory values been stated on a FIFO basis, year-end inventory would have been approximately $ 5,041,000 higher in 1997, approximately $6,015,000 higher in 1996 and approximately $7,873,000 higher in 1995. Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors, including changes in the relative mix of products sold, the effect of changes in sales prices, the material cost of Products sold and changes in productivity levels.

Year Ended December 31, 1997 as Compared to the Year Ended December 31, 1996 Continued

Selling, general and administrative expense as a percentage of net sales decreased from approximately 21.4% in 1996 to approximately 19.3% in 1997. Excluding the Ply Gem businesses, (which have a lower level of selling, general and administrative expense to net sales than the overall group of businesses owned prior to the acquisition), selling, general and administrative expense as a percentage of net sales decreased from approximately 21.4% in 1996 to approximately 21.2% in 1997. This decrease in the percentage was due principally to higher sales levels in the Residential Building Products Group without a proportionate increase in expense and the effect of the sale of a residential HVAC product line noted above, partially offset by lower sales levels of commercial products by the Air Conditioning and Heating Products Group without a proportionate decrease in expense.

Segment earnings were approximately $97,000,000 for 1997, as compared to approximately $74,900,000 for 1996. Segment earnings are operating earnings from continuing operations before corporate and other expenses that are not directly attributable to the Company's product groups. The Ply Gem acquisition in late August 1997 contributed approximately $11,300,000 to segment earnings. Segment earnings have been reduced by depreciation and amortization expense of approximately $26,600,000 and approximately $19,500,000 for 1997 and 1996, respectively. The acquisition of Ply Gem contributed approximately $6,300,000 of the increase in depreciation and amortization expense in 1997. The overall increase in segment earnings was due principally, in addition to the effect of the acquisition of Ply Gem, to increased sales volume without a proportionate increase in expense particularly in the Residential Building Products Group and, to a lesser extent, the residential sector of the Air Conditioning and Heating Products Group and was affected by the factors previously noted.

Earnings of foreign operations, consisting primarily of the results of operations of the Company's Canadian and European subsidiaries, which manufacture built-in ventilating products, decreased to approximately 10.8% of segment earnings in 1997 from approximately 11.2% of such earnings in 1996. The decrease in the percentage is due to an increase in domestic earnings in 1997, in part as a result of $11,300,000 contributed by Ply Gem, which has primarily domestic operations. Sales and earnings derived from the international market are subject to the risks of currency fluctuations.

Operating   earnings   in   1997   increased  approximately   $22,000,000,   or
approximately 36.1%, as compared to 1996, primarily due to the factors previously discussed.

Interest expense in 1997 increased approximately $21,800,000 or approximately 76.8%, as compared to 1996, primarily as a result of the sale of $175,000,000 principal amount of 9 1/4% Senior Notes due 2007 ("9 1/4% Notes") in March, 1997, the sale of $310,000,000 principal amount of 9 1/8% Senior Notes due 2007 ("9 1/8 Notes")in August 1997 and the existing indebtedness of Ply Gem. This increase was partially offset by the refinancing of certain outstanding indebtedness of the Company's subsidiaries primarily in the second quarter of 1997. (See Notes 2 and 5 of the Notes to the Consolidated Financial statements included elsewhere herein.)

Investment income in 1997 increased approximately $3,900,000, or approximately 65.0%, as compared to 1996, principally due to higher average invested balances of short-term investments and marketable securities.

The provision for income taxes was approximately $16,300,000 for 1997, as compared to approximately $14,900,000 for 1996. The provision for income taxes was reduced by approximately $1,540,000 in 1997 and $481,000 in 1996 reflecting the reversal of tax reserves no longer required. The income tax rates differed from the United States Federal statutory rate of 35% principally as a result of state income tax provisions, nondeductible amortization expense (for tax purposes), changes in tax reserves, the effect of foreign income tax on foreign source income and the effect of product development tax credits from foreign operations. (See Note 4 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

In the fourth quarter of 1997, the Company adopted a plan of disposition of its Plumbing Products Group. Loss from discontinued operations related to the Plumbing Products Group increased approximately $3,500,000; from a loss of $1,700,000 in 1996 to a loss of $5,200,000 in 1997. Loss from discontinued operations in 1997 includes a net after tax loss of $1,600,000 for operating losses expected to occur during the disposal period and is net of an income tax benefit of $900,000. Loss from discontinued operations includes net after tax operating losses of $3,600,000 in 1997 and $1,700,000 in 1996 and are net of income tax benefits of $2,100,000 and $900,000 for 1997 and 1996, respectively. Operating results of discontinued operations reflect an allocation of corporate interest expense of approximately $1,900,000 and $1,700,000 in 1997 and 1996, respectively and are net of income tax benefits of $670,000 and $600,000 in 1997 and 1996, respectively. (See Note 9 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

Year Ended December 31, 1996 as Compared to the Year Ended December 31, 1995

Net sales increased approximately $184,800,000, or approximately 28.1%, as compared to 1995. The Residential Building Products Group net sales increased
principally   as a   result  of  fourth  quarter 1995  acquisitions,  which
contributed approximately $140,400,000 in 1996 as compared to approximately $24,600,000 in 1995. Shipments of new and replacement HVAC products to manufactured housing customers and increased sales levels of commercial and industrial HVAC products were the primary reasons for increased sales in the Air Conditioning and Heating Products Group. Modest sales price increases in certain product lines of the Residential Building Products Group, were also a factor, and were partially offset by lower sales prices of certain residential HVAC products in the Air Conditioning and Heating Products Group.

Cost of products sold as a percentage of net sales decreased from approximately 71.9% in 1995 to approximately 71.3% in 1996. The decrease in the percentage principally resulted from a reduction in cost in 1996 of certain raw materials and components compared to 1995 and decreased overhead costs as a percentage of sales in the Residential Building Products and Air Conditioning and Heating Products Groups due to increased volume and improved efficiency. These decreases were partially offset by the 1995 acquisitions, which have a higher level of cost of sales to net sales than the overall group of businesses owned prior to the acquisitions, the effect of the development and introduction of new products and the effect of an extended shut-down period in the third quarter in Europe. Had all year-end inventory values been stated on a FIFO basis, year-end inventory would have been approximately $6,015,000 higher in 1996, approximately $7,873,000 higher in 1995 and approximately $4,254,000 higher in 1994.

Selling, general and administrative expenses as a percentage of net sales were consistent between years at approximately 21.5% in 1995 and 21.4% in 1996. The fourth quarter 1995 acquisitions, which have a lower level of selling, general

Year Ended December 31, 1996 as Compared to the Year Ended December 31, 1995 Continued

and administrative expense to net sales than the overall group of businesses owned prior to the acquisitions, resulted in a decrease in the percentage which was primarily offset by the effect of limited sales activity during an extended shutdown period in the third quarter of 1996 by the Company's European subsidiaries without a proportionate reduction in expense and higher net unallocated expense.

Segment earnings were approximately $74,900,000 for 1996, as compared to approximately $50,600,000 for 1995. Fourth quarter 1995 acquisitions, included in the Residential Building Products Group, contributed approximately $8,400,000 to segment earnings in 1996 as compared to $1,050,000 in 1995. Segment earnings have been reduced by depreciation and amortization expense of approximately $19,500,000 and approximately $14,800,000 for 1996 and 1995, respectively. Acquisitions accounted for approximately $5,100,000 of the depreciation and amortization expense in 1996 as compared to $750,000 in 1995. The overall increase in segment earnings was due principally to increased sales volume in each of the Company's operating groups, particularly increased sales volume of residential and commercial HVAC products and residential building products, the effect of increased sales from the fourth quarter 1995 acquisitions, and a reduction in the price paid for certain materials in each of the Company's operating groups and was affected by the factors previously noted.


Foreign segment earnings, consisting primarily of the results of operations of the Company's Canadian and European subsidiaries, which manufacture built-in ventilating products, increased to approximately 11.2% of segment earnings in 1996 from approximately 5.8% of such earnings in 1995. The increase in 1996 was primarily attributable to an approximate 184.2% increase in foreign segment earnings in 1996, as compared to a 39.1% increase in domestic earnings. The increase in 1996 was primarily attributable to earnings of the Company's 1995 Canadian and European acquisitions.

Operating   earnings   in   1996   increased  approximately   $18,000,000,   or
approximately 41.9%, as compared to 1995, primarily due to the factors previously discussed.

Interest expense in 1996 increased approximately $5,400,000, or approximately 23.5%, as compared to 1995, primarily as a result of higher borrowings resulting from the 1995 acquisitions including existing short-term working capital borrowings of the acquired subsidiaries.

Investment income in 1996 decreased approximately $2,100,000, or approximately 25.9%, as compared to 1995, principally due to lower average invested balances of short-term investments and marketable securities, principally resulting from the 1995 acquisitions and from purchases of the Company's capital stock, partially offset by increased cash from operating results.

The provision for income taxes was approximately $14,900,000 for 1996, as compared to approximately $10,600,000 for 1995. The provision for income taxes has been reduced by approximately $481,000 in 1996 and approximately $1,100,000 in 1995, respectively, reflecting the reversal of tax valuation reserves no longer required, of which approximately $263,000 in 1996 and $670,000 in 1995 are as a result of the gain on the sale of certain investments and marketable

Year Ended December 31, 1996 as Compared to the Year Ended December 31, 1995 Continued

securities. The income tax rates differed from the United States Federal statutory rate of 35% principally as a result of state income tax provisions, nondeductible amortization expense (for tax purposes), the changes in tax reserves, the effect of foreign income tax on foreign source income, and in 1996 from the effect of product development tax credits from foreign operations. (See Note 4 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

Loss from discontinued operations related to the Plumbing Products Group decreased approximately $800,000 from a loss of $2,500,000 in 1995 to a loss of $1,700,000 in 1996. Loss from discontinued operations includes a net after tax operating loss of $1,700,000 in 1996 and $2,500,000 in 1995 and is net of tax benefits of $900,000 and $1,300,000 for 1996 and 1995, respectively. Operating results of discontinued operations reflect an allocation of corporate interest expense of approximately $1,700,000 and $1,900,000 in 1996 and 1995, respectively and are net of a tax benefit of $600,000 and $670,000 in 1996 and 1995, respectively. (See Note 9 of the Notes to Consolidated Financial Statements included elsewhere herein.)

Liquidity and Capital Resources

     On March 9, 1998, the Company through a wholly-owned subsidiary, entered into an agreement to purchase NuTone, Inc., a wholly-owned subsidiary of Williams plc, for approximately $242,500,000 in cash, subject to adjustment. The acquisition is subject to the requirements of the Hart-Scott-Rodino Antitrust Improvements Act. In connection with its review of the transaction under the Act, the Federal Trade Commission ("FTC") has issued a "second request" for certain additional information. The FTC has taken no position with respect to the transaction and there can be no assurance that the transaction, as proposed, will be consummated. If the acquisition is not consummated, the Company expects that it would incur an approximately $3,000,000 ($0.31 per diluted share) net after tax charge to its earnings as a result of the fees, expenses and other acquisition related costs. In order to consummate the acquisition, the Company will need to raise additional funds through debt and equity financings. (See discussion in Item 1 under Recent Developments and Note 13 to the Notes to the Consolidated Financial Statements.) Following the acquisition, the Company anticipates that it will need to enter into a bank facility in order to meet its working capital needs.

On August 26, 1997, a wholly-owned subsidiary of the Company, completed the acquisition of Ply Gem Industries, Inc. ("Ply Gem") in a tender offer for a cash price of $19.50 per outstanding share of common stock. Net cash paid for the acquisition of Ply Gem, including expenses, settlement of stock options and the payment to terminate Ply Gem's existing accounts receivable securitization program was approximately $407,419,000 at December 31, 1997. On August 26, 1997, prior to the acquisition, Ply Gem refinanced approximately $108,900,000 of its existing indebtedness.

On August 26, 1997, the Company sold $310,000,000 principal amount of 9 1/8% Notes due 2007 for approximately $297,269,000, net of a discount of approximately $2,505,000 and approximately $10,226,000 of expenses incurred in connection with the sale. The Company used a portion of these net proceeds, together with available cash, to purchase the shares of Ply Gem, to fund the approximate $45,000,000 payment to terminate Ply Gem's existing accounts receivable securitization program and to pay certain fees and expenses.

On March 17, 1997, the Company sold $175,000,000 principal amount of 9 1/4% Notes due 2007 for approximately $168,945,000, net of a discount of approximately $1,011,000 and approximately $5,044,000 of expenses incurred in connection with the sale.

Unrestricted cash and cash equivalents increased approximately $84,800,000 from December 31, 1996 to December 31, 1997, primarily as the result of cash generated from operations and the net proceeds from the sale of the 9 1/4% and the 9 1/8% Notes, net of cash paid in connection with the acquisition of Ply
Gem as described above and the reduction in certain indebtedness of the Company's subsidiaries.

The Company's investment in marketable securities at December 31, 1997 consisted primarily of investments in bank issued money market instruments, commercial paper and United States Treasury securities. At December 31, 1997, approximately $6,348,000 of the Company's cash and investments were pledged as collateral for insurance and other requirements and were classified as restricted in current assets in the Company's accompanying consolidated balance sheet.

The Company's Board of Directors has authorized a program to purchase up to 500,000 shares of the Company's Common and Special Common Stock in open-market or negotiated transactions subject to market conditions, cash availability and provisions of the Company's outstanding debt instruments. As of February 28, 1998, the Company had purchased approximately 316,500 shares of its Common and Special Common Stock under this program for approximately $9,314,000 and accounted for such share purchases as Treasury Stock.

At  March  1, 1998, approximately $ 6,872,000 was available for the payment  of
cash  dividends  or  stock  payments under the terms  of  the  Company's   most
restrictive Indenture.

The Company's working capital and current ratio increased from approximately $163,133,000 and 1.9:1, respectively, to approximately $341,821,000 and 2.3:1, respectively, between December 31, 1996 and December 31, 1997. The increase was principally as a result of the acquisition of Ply Gem, which contributed approximately $212,971,000 to current assets and approximately $88,385,000 to current liabilities at December 31, 1997 and an increase in unrestricted cash, investments and marketable securities of approximately $84,800,000.

Accounts receivable increased approximately $72,212,000, or approximately 66.7%, between December 31, 1996 and December 31, 1997, while net sales increased approximately $206,282,000, or approximately 98.5% in the fourth quarter of 1997 as compared to the fourth quarter of 1996. Approximately
$69,000,000 of the increase in accounts receivable and approximately $201,000,000 of the increase in net sales was principally due to the acquisition of Ply Gem. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on December 31, 1997 as compared to December

31, 1996. The Company has not experienced any significant changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in 1997.

Inventories increased approximately $86,264,000 or approximately 95.9%, between December 31, 1996 and December 31, 1997. The increase is due to the inclusion of approximately $88,000,000 of inventory related to Ply Gem at December 31, 1997.

Accounts payable increased approximately $24,660,000 or approximately 36.9% between December 31, 1996 and December 31, 1997, including approximately $28,355,000 of accounts payable at December 31, 1997 from the acquisition of Ply Gem.

Unrestricted cash and cash equivalents increased approximately $84,800,000 from December 31, 1996 to December 31, 1997, principally as a result of the following:

                                                      Condensed
                                                     Consolidated
                                                      Cash Flows
                                                      ----------
Operating Activities--
 Cash flow from operations, net                      $ 52,407,000
 Decrease in accounts receivable, net                  10,259,000
 Decrease in inventories                                6,524,000
 Decrease in prepaids and other current assets          5,699,000
 Decrease in net assets of discontinued operations      4,934,000
 Decrease in trade accounts payable                   (16,359,000)
 Increase in accrued expenses and taxes                25,968,000

Investing Activities-
 Net cash paid for a business acquired               (407,419,000)
 Purchase of marketable securities                   (283,918,000)
 Proceeds from the sale of marketable securities      298,158,000
 Capital expenditures                                 (22,464,000)

Financing Activities-
 Sale of Notes                                        466,214,000
 Payment of borrowings, net                           (33,354,000)
 Purchase of Nortek Common and Special
   Common Stock                                       (10,177,000)
Other, net                                            (11,672,000)
                                                     ------------
                                                     $ 84,800,000
                                                     ============
The impact of changes in foreign currency exchange rates on cash was not material and has been included in other, net.

The Company's debt-to-equity ratio increased from approximately 2.4:1 at December 31, 1996 to 6.7:1 at December 31, 1997, primarily as a result of the sale of the 9 1/4% Notes and the 9 1/8% Notes, indebtedness of Ply Gem of approximately $128,529,000 existing at the date of acquisition and the effect of the purchase of the Company's Common and Special Common Stock (see Notes 2, 5 and 6 to Consolidated Financial Statements), partially offset by the payment of certain subsidiary indebtedness and by net earnings for the year-ended December 31, 1997. (See the Consolidated Statement of Stockholders' Investment included elsewhere herein.)

At December 31, 1997, the Company had approximately $60,800,000 of net U.S. federal prepaid income tax assets which are expected to be realized through future operating earnings. (See Note 4 to the Notes to Consolidated Financial Statements.)

The Company believes that its growth will be generated largely by internal growth, augmented by strategic acquisitions. The Company regularly evaluates potential acquisitions which would increase or expand the market penetration of, or otherwise complement, its current product lines.

Absent the acquisition of Nutone, the Company believes that cash flow from subsidiary operations, unrestricted cash and marketable securities, and borrowings under new credit facilities or arrangements which may be entered into will provide sufficient liquidity to meet the Company's working capital, capital expenditure, debt service and other ongoing business needs through the next 12 months. Capital expenditures were approximately $22,500,000 in 1997 and are expected to be approximately $40,000,000 in 1998.

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

The demand for the Company's products is seasonal, particularly in the Northeast and Midwest regions of the United States where inclement weather during the winter months usually reduces the level of building and remodeling activity in both the home improvement and new construction markets. The Company's lower sales levels usually occur during the first and fourth quarters. Since a high percentage of the Company's manufacturing overhead and operating expenses are relatively fixed throughout the year, operating income and net earnings tend to be lower in quarters with lower sales levels. In addition, the demand for cash to fund the working capital of the Company's subsidiaries is greater from late in the first quarter until early in the fourth quarter.

The Company is in the process of updating its computer systems to ensure that its systems are Year 2000 compliant and to improve the systems. The Company has and will continue to make investments in its computer systems and applications to ensure that the Company is Year 2000 compliant. The financial impact to the Company of its Year 2000 compliance programs has not been and is not anticipated to be material to its financial position or results of operations in any given year. While the Company does not believe it will suffer any major effect from the Year 2000 issue, it is possible that such effects could materially impact future financial results.

Forward-Looking Statements

When used in this discussion and throughout this document, the words "believes", "anticipates" and "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, over which the Company has no control, which could cause actual results to differ materially from those presented. These risks and uncertainties include increases in raw material costs, (including, among others, steel, copper, packaging material, plastics, resins, glass, wood and aluminum) and purchased component costs, the level of domestic and foreign construction and remodeling activity affecting residential and commercial markets, interest rates, employment, inflation, consumer spending levels, operating in international economies, the rate of sales growth, price and product liability claims. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date thereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company, in this report, as well as the Company's periodic reports on Forms 10-K, 10-Q and 8-K, filed with the Securities and Exchange Commission.


Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Financial statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 14(a) included elsewhere herein.

Item 9. Disagreements on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

See Election of Directors in the definitive Proxy Statement for the Company's 1998 Annual Meeting of Stockholders, incorporated herein by reference. See also
Part I, Item 1, Business-General Considerations-Executive Officers of the Registrant.

Item 11.  Executive Compensation

See Executive Compensation in the definitive Proxy Statement for the Company's 1998 Annual Meeting of Stockholders, incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

See  Security  Ownership of Certain Beneficial Owners  and  Management  in  the
definitive   Proxy  Statement  for  the  Company's  1998  Annual   Meeting   of
Stockholders, incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

See Election of Directors in the definitive Proxy Statement for the Company's 1998 Annual Meeting of Stockholders, incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements and Schedules

    The following documents are filed as part of this report:

 1. Financial Statements:                                    Page No.

    Consolidated Statement of
      Operations for the three
      years ended December 31, 1997                              29

    Consolidated Balance Sheet
      as of December 31, 1997 and 1996                           30

    Consolidated Statement of
      Cash Flows for the three
      years ended December 31, 1997                              32

    Consolidated Statement of
      Stockholders' Investment
      for the three years ended
      December 31, 1997                                          33

    Notes to Consolidated Financial Statements                   35

    Report of Independent Public Accountants                     55

 2. Financial Statement Schedules:

    Schedule I Condensed Financial Information of Registrant     56

    Schedule II Valuation and Qualifying Accounts                62

 3. The exhibits are listed in the Exhibit Index, which is incorporated herein by reference.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 1998.


                                     NORTEK, INC.


                                     By: /s/Richard L. Bready
                                         ------------------------
                                         Richard L. Bready
                                         Chairman of the Board




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of March 26, 1998.


/s/Richard L. Bready                 /s/J. Peter Lyons
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
Almon C. Hall, Vice President        Phillip L. Cohen, Director
and Controller (principal
accounting officer)

Nortek, Inc. and Subsidiaries
Consolidated Statement of Operations

                                        For the Years Ended December 31
                                        --------------------------------
                                           1997       1996        1995
                                          ----        ----        ----
                                    (In Thousands Except Per Share Amounts)

Net Sales                             $1,134,129   $841,557    $656,800
                                      ----------    -------     -------
Costs and Expenses:
Cost of products sold                    831,772    600,298     472,286
Selling, general and administrative
 expense                                 219,376    180,308     141,541
                                       ---------    -------     -------
                                       1,051,148    780,606     613,827
                                       ---------    -------     -------
Operating earnings                        82,981     60,951      42,973
Interest expense                         (50,210)   (28,400)    (22,993)
Investment income                          9,929      6,049       8,120
                                       ---------    -------     -------
Earnings from continuing
 operations before provision
 for income taxes                         42,700     38,600      28,100
Provision for income taxes                16,300     14,900      10,600
                                        --------    -------     -------
Earnings from continuing operations       26,400     23,700      17,500
Loss from discontinued operations         (5,200)    (1,700)     (2,500)
                                        --------   --------    --------
Net Earnings                            $ 21,200   $ 22,000    $ 15,000
                                        ========   ========    ========
Earnings Per Share:
Earnings from continuing operations:
 Basic                                     $2.75      $2.26       $1.41

 Diluted                                   $2.68      $2.23       $1.39


Loss from discontinued operations:
 Basic                                     $(.54)     $(.16)      $(.20)
                                           -----      -----       -----
 Diluted                                   $(.53)     $(.16)      $(.20)
                                           -----      -----       -----
Net Earnings:
 Basic                                     $2.21      $2.10       $1.21
                                            ====       ====        ====
 Diluted                                   $2.15      $2.07       $1.19
                                            ====       ====        ====
Weighted Average Number of Shares:
 Basic                                     9,605     10,485      12,445
                                          ======     ======      ======
 Diluted                                   9,855     10,641      12,569
                                          ======     ======      ======


The  accompanying  notes  are an integral part of these  financial  statements.

Nortek, Inc. and Subsidiaries
Consolidated Balance Sheet

                                                   December 31,
                                                ------------------
Assets                                           1997        1996
                                                 ----        ----
                                              (Amounts in Thousands)
Current Assets:
Unrestricted
  Cash and cash equivalents                   $ 125,842    $ 41,042
  Marketable securities available for sale       35,988      51,051
Restricted
  Investments and marketable
     securities at cost, which approximates
     market                                       6,348       5,681
Accounts receivable, less allowances
  of $11,047,000 and $3,656,000                 180,414     108,202
Inventories
  Raw materials                                  72,693      35,160
  Work in process                                18,399      11,688
  Finished goods                                 85,161      43,141
                                                -------     -------
                                                176,253      89,989
                                                -------     -------

Prepaid expenses                                  8,391       4,736
Other current assets                             12,627       9,209
Net assets of a discontinued operation           22,386      24,789
Prepaid income taxes                             46,800      20,000
                                                -------     -------
     Total current assets                       615,049     354,699
                                                -------     -------

Property and Equipment, at Cost:
Land                                             12,081       6,461
Buildings and improvements                       96,606      62,756
Machinery and equipment                         250,677     152,454
                                                -------     -------
                                                359,364     221,671
Less accumulated depreciation                   116,841     100,124
                                                -------     -------
     Total property and equipment, net          242,523     121,547
                                                -------     -------
Other Assets:
Goodwill, less accumulated amortization
  of $31,773,000 and $26,615,000                378,232      90,679
Intangible assets                                 8,752       4,263
Notes receivable and other investments           10,235       1,379
Deferred income taxes                            10,022         ---
Deferred debt expense                            20,170       6,647
Other                                            19,563      11,019
                                                -------     -------
                                                446,974     113,987
                                              ---------     -------
                                             $1,304,546    $590,233
                                             ==========     =======



The accompanying notes are an integral part of these financial statements.

Nortek, Inc. and Subsidiaries
Consolidated Balance Sheet

                                                    December 31,
                                                  ------------------
                                                  1997        1996
                                                   ----       ----
                                                (Amounts in Thousands)
Liabilities and Stockholders' Investment

Current Liabilities:
Notes payable and other short-term
  obligations                                  $ 11,770    $ 25,334
Current maturities of long-term debt              5,969      11,152
Accounts payable                                 91,488      66,828
Accrued expenses and taxes, net                 164,001      88,252
                                                -------     -------
     Total current liabilities                  273,228     191,566
                                                -------     -------
Other Liabilities:
Deferred income taxes                               ---      17,637
Other                                            67,390      18,466
                                                -------     -------
                                                 67,390      36,103
                                                -------     -------
Notes, Mortgage Notes and Obligations
  Payable, Less Current Maturities              835,840     243,769
                                                -------     -------

Commitments and Contingencies (Note 8)

Stockholders' Investment:
Preference stock, $1 par value; authorized
  7,000,000 shares, none issued                     ---         ---
Common stock, $1 par value; authorized
  40,000,000 shares; 16,050,794 and
  15,965,585 shares issued                       16,051      15,966
Special common stock, $1 par value;
  authorized 5,000,000 shares; 767,287 and
  784,169 shares issued                             767         784
Additional paid-in capital                      135,345     135,028
Retained earnings                                58,966      37,766
Cumulative translation, pension
  and other adjustments                          (5,327)     (3,212)
Less --treasury common stock at cost,
      7,032,497 and 6,599,645 shares            (75,779)    (65,805)
     --treasury special common stock
      at cost, 285,304 and
      276,910 shares                             (1,935)     (1,732)
                                                -------     -------
     Total stockholders' investment             128,088     118,795
                                             ----------     -------
                                             $1,304,546    $590,233
                                             ==========     =======


The accompanying notes are an integral part of these financial statements.

Nortek, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
                                             For the Years Ended December 31,
                                                 ------------------------
                                                 1997      1996     1995
                                                 ----      ----     ----
                                                    (Amounts in Thousands)
Cash Flows from operating activities:
Net earnings from continuing operations        $26,400   $23,700   $17,500
Net loss from discontinued operations           (5,200)   (1,700)   (2,500)
Net earnings                                    21,200    22,000    15,000
                                                ------    ------    ------

Adjustments to reconcile net earnings to cash:
Depreciation and amortization                   26,696    19,831    15,155
Non-cash interest expense                        1,711     1,164     1,070
Net gain on investments and marketable
   securities                                     (200)     (750)   (2,000)
Deferred federal income tax
 provision (benefit)                             4,000    (3,000)    1,200
Deferred federal income tax (benefit) provision
 on discontinued operations                     (1,000)    1,200       100
Changes in certain assets and liabilities, net
 of effects from acquisitions and dispositions:
 Accounts receivable, net                       10,259    (3,729)    2,302
 Prepaids and other current assets               5,699     3,280      (781)
 Inventories                                     6,524    11,828     5,405
 Net assets of discontinued operations           4,934       817     1,666
 Accounts payable                              (16,359)    1,699    (5,299)
 Accrued expenses and taxes                     25,968    (7,550)   (2,698)
 Long-term assets, liabilities and other, net   (4,317)      583     2,219
                                                ------    ------    ------
   Total adjustments to net earnings            63,915    25,373    18,339
                                                ------    ------    ------
   Net cash provided by operating activities    85,115    47,373    33,339
                                                ------    ------    ------
Cash Flows from investing activities:
Capital expenditures                           (22,464)  (19,267)  (14,859)
Net cash paid for businesses acquired         (407,419)      ---   (27,543)
Purchase of investments and marketable
 securities                                   (283,918)  (66,901) (104,762)
Proceeds from the sale of investments
 and marketable securities                     298,158    82,435   112,173
Other, net                                      (7,738)   (1,477)     (108)
                                               -------   -------   -------
   Net cash used in investing activities      (423,381)   (5,210)  (35,099)
                                               -------   -------   -------
Cash Flows from financing activities:
Sale of notes, net                             466,214       ---       ---
Increase in borrowings                             612     9,609    10,763
Payment of borrowings                          (33,966)  (13,598)   (1,142)
Purchase of Nortek Common and Special Common
 Stock                                         (10,177)  (34,822)   (4,664)
Other, net                                         383       479      (822)
                                               -------   -------   -------
   Net cash provided by (used in) financing
    activities                                 423,066   (38,332)    4,135
                                               -------   -------   -------
Net increase in unrestricted
 cash and cash equivalents                      84,800     3,831     2,375
Unrestricted cash and cash equivalents
 at the beginning of the year                   41,042    37,211    34,836
                                               -------   -------   -------
Unrestricted cash and cash equivalents
 at the end of the year                       $125,842  $ 41,042  $ 37,211
                                               =======   =======   =======

The accompanying notes are an integral part of these financial statements.

Nortek, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Investment

                            For the Three Years Ended December 31, 1997
                        -------------------------------------------------------
                                                            Cumulative
                                                            Translation,
                                         Addi-              Pension and
                               Special  tional               Other
                        Common Common   Paid-in   Retained   Adjust-   Treasury
                         Stock  Stock  Capital    Earnings    ments    Stock
                         -----  -----  -------   -----------  -----    -------
Balance, December 31,
 1994                  $15,814   $802  $134,627    $   766  $(6,168)$(28,051)
27,731 shares of
 special common stock
 converted into 27,731
 shares of common stock     28    (28)      ---        ---      ---      ---
41,450 shares of common
 stock issued upon
 exercise of stock
 options                    41    ---        63        ---      ---      ---
511,671 shares of
 treasury stock
 acquired                  ---    ---       ---        ---      ---   (5,029)
Translation adjustment     ---    ---       ---        ---      701      ---
Pension adjustment         ---    ---       ---        ---     (244)     ---
Unrealized appreciation
 in marketable
 securities                ---    ---       ---        ---    2,969      ---
Net earnings               ---    ---       ---     15,000      ---      ---
                        ------    ---   -------     ------    ------  -------
Balance, December 31,
 1995                  $15,883   $774  $134,690    $15,766  $(2,742)$(33,080)
27,697 shares of
 special common stock
 converted into 27,697
 shares of common stock     28    (28)      ---        ---      ---      ---
54,461 shares of common
 stock and 37,500 shares
 of special common stock
 issued upon exercise of
 stock options              55     38       338        ---      ---      ---
2,293,065 shares of
 treasury stock acquired   ---    ---       ---        ---      ---  (34,457)
Translation adjustment     ---    ---       ---        ---      138      ---
Pension adjustment         ---    ---       ---        ---     (127)     ---
Unrealized decline in
 marketable securities     ---    ---       ---        ---     (481)     ---
Net earnings               ---    ---       ---     22,000      ---      ---
                       -------   ----  --------   --------  ------- --------
Balance,
 December 31, 1996     $15,966   $784  $135,028    $37,766  $(3,212)$(67,537)

Nortek, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Investment


22,690 shares of
 special common stock
 converted into 22,690
 shares of common stock     23    (23)      ---        ---       ---      ---
62,519 shares of common
 stock and 5,808 shares of
 special common stock
 issued upon exercise of
 stock options              62      6       317        ---       ---      ---
441,246 shares of treasury
 stock acquired            ---    ---       ---        ---       ---  (10,177)
Translation adjustment     ---    ---       ---        ---    (3,815)     ---
Pension adjustment         ---    ---       ---        ---       919      ---
Unrealized appreciation
 in the value of
 marketable securities     ---    ---       ---        ---       781      ---
Net earnings               ---    ---       ---     21,200       ---      ---
                       -------   ----  --------    -------  -------  --------
Balance
December 31, 1997      $16,051   $767  $135,345    $58,966  $(5,327) $(77,714)







The accompanying notes are an integral part of these financial statements.

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

The Company is a diversified manufacturer of residential and commercial building products, operating within four principal product groups: the Residential Building Products Group; the Air Conditioning and Heating Products Group; the Windows, Doors and Siding Group and the Specialty Products and Distribution Group. Through these product groups, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the residential and commercial construction, manufactured housing, and the do-it-yourself and professional remodeling and renovation markets.

Principles of Consolidation

The consolidated financial statements include the accounts of Nortek, Inc. and all of its significant wholly-owned subsidiaries (the "Company" or "Nortek") after elimination of intercompany accounts and transactions. Certain amounts in the prior years' financial statements have been reclassified to conform to the presentation at December 31, 1997.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles involves estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expense during the reporting periods. Actual results could vary from the amounts derived from such estimates and assumptions.

Cash, Investments and Marketable Securities

Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less which are readily convertible into cash.

The Company has classified as restricted (in current assets in the accompanying consolidated balance sheet) certain investments and marketable securities that are not fully available for use in its operations. At December 31, 1997, approximately $6,348,000 of cash, investments and marketable securities has been pledged as collateral for insurance and other requirements.

Disclosures About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and Cash Equivalents--
     The carrying amount approximates fair value because of the short maturity of those instruments.

     Marketable Securities--
     The fair value of marketable securities is based on quoted market prices. At December 31, 1997, the fair value of marketable securities approximated the amount on the Company's consolidated balance sheet.

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

     Long-Term Debt--
     At  December  31,  1997,  the  fair value  of  long-term  indebtedness  was
     approximately   $14,000,000 higher than the amount, before  original  issue discount, on the Company's consolidated balance sheet. (See Note 5.)

Inventories

Inventories in the accompanying consolidated balance sheet are valued at the lower of cost or market. At December 31, 1997 and 1996, approximately $53,817,000 and $53,933,000 of total inventories, respectively, were valued on the last-in, first-out method (LIFO). Under the first-in, first-out method
(FIFO) of accounting, such inventories would have been approximately $5,041,000 and $6,015,000 greater at December 31, 1997 and 1996, respectively. All other inventories were valued under the FIFO method.

Sales Recognition

The Company recognizes sales upon the shipment of its products net of applicable provisions for discounts and allowances. The Company also provides for its estimate of warranty and bad debts at the time of sale as selling, general and administrative expense.

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

Depreciation and Amortization

Depreciation and amortization of property and equipment are provided on a straight-line basis over the estimated useful lives, which are generally as follows:

    Buildings and improvements                             10-35 years
    Machinery and equipment, including leases               3-15 years
    Leasehold improvements                               term of lease

Expenditures for maintenance and repairs are expensed when incurred. Expenditures for renewals and betterments are capitalized. When assets are sold, or otherwise disposed, the cost and accumulated depreciation are eliminated and the resulting gain or loss is recognized.

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Goodwill

The Company has classified as goodwill the cost in excess of fair value of the net assets (including tax attributes) of companies acquired in purchase transactions. Goodwill is being amortized on a straight-line method over 40 years. Amortization charged to operations amounted to $5,319,000, $2,940,000 and $2,489,000 for 1997, 1996 and 1995, respectively. At each balance sheet date, the Company evaluates the realizability of goodwill based on expectations of non-discounted cash flows and operating income for each subsidiary having a material goodwill balance. Based on its most recent analysis, the Company believes that no material impairment of goodwill exists at December 31, 1997.


Earnings Per Share

In 1997, the Company adopted the provisions of SFAS No. 128, Earnings Per Share. This statement was issued by the FASB in February 1997, establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This statement replaces the presentation of primary EPS with a presentation of basic EPS. It requires dual presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerators and denominators of the basic and diluted EPS computations. This statement also requires a restatement of all prior-period EPS data presented.

Basic earnings per share amounts have been computed using the weighted average number of common and common equivalent shares outstanding during each year. Special Common Stock is treated as the equivalent of Common Stock in determining earnings per share results. Diluted earnings per share amounts have been computed using the weighted average number of common and common equivalent shares and the dilutive potential common shares outstanding during each year.

A reconciliation between basic and diluted earnings per share is as follows:

                                       For the years ending December 31,
                                       ---------------------------------
                                           1997       1996     1995
                                         --------   -------- --------
                                  (In thousands, except per share amounts)


     Earnings from continuing operations   $26,400   $23,700  $17,500

     Basic EPS:
           Basic common shares               9,605    10,485   12,445
                                            ======    ======   ======
           Basic EPS                        $ 2.75    $ 2.26   $ 1.41
                                            ======    ======   ======
     Diluted EPS:
           Basic common shares               9,605    10,485   12,445
           Plus: Impact of stock options
                (Note 6)                       250       156      124
                                             -----    ------   ------
           Diluted common shares             9,855    10,641   12,569
                                            ======    ======   ======
             Diluted EPS                    $ 2.68    $ 2.23   $ 1.39
                                            ======    ======   ======

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Comprehensive Income

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income which will be effective for the Company's financial statements issued for the fiscal year ending December 31, 1998. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). Components of comprehensive income are net earnings and all other changes that are currently reflected in Stockholders Investment. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

Segment Information

In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information which will be effective for the Company's financial statements for the fiscal year ending December 31, 1998. This statement establishes standards for reporting information about segments in annual and interim financial statements. This statement introduces a new model for segment reporting, called the "management approach." The management approach is based on the way the chief operating decision-maker organizes segments within a Company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure and management structure.

2.  Acquisitions and Businesses Sold

Acquisitions are accounted for as purchases and, accordingly, have been included in the Company's consolidated results of operations since the acquisition date. Purchase price allocations are subject to refinement until all pertinent information regarding the acquisitions is obtained.

On August 26, 1997, a wholly owned subsidiary of the Company completed the acquisition of Ply Gem Industries, Inc. ("Ply Gem") in a tender offer for a cash price of $19.50 per outstanding share of common stock. The aggregate purchase price, including expenses and settlement of stock options, was approximately $444,300,000. Prior to accepting for payment the tendered shares of Ply Gem on August 26, 1997, the Company sold $310,000,000 principal amount of 9 1/8% Senior Notes due September, 2007 (the "9 1/8% Notes") at a slight discount (see Note 5). The Company used a portion of these net proceeds, together with available cash, to purchase the shares of Ply Gem, fund an approximate $45,000,000 payment to terminate Ply Gem's existing accounts receivable securitization program and pay certain fees and expenses.

Since the acquisition date, the Company has realized, and expects to continue to realize, cost savings as a result of the acquisition. These savings result from several actions, including: (i) the elimination of expenses associated with Ply Gem's New York headquarters; (ii) the consolidation into Nortek of certain of Ply Gem's corporate functions such as accounting, legal and risk management; and (iii) the identification and rationalization of under-performing product lines. Pro Forma earnings (see below) have been adjusted for the pro forma effect of those estimated cost reductions directly attributable to the acquisition. These expected pre-tax savings total approximately $4,000,000 for the period from January 1, 1997 to the date of acquisition for the year ended December 31, 1997 and approximately $7,800,000 for the year ended December 31, 1996. As Adjusted earnings (see below) have been adjusted to include cost reductions directly attributable to the acquisition and additional estimated cost savings and operating efficiencies which management expects will result from the acquisition. These additional pre-tax cost savings total approximately $12,600,000 and approximately $13,500,000 for the periods January 1, 1997 to the date of acquisition for the year ended December 31, 1997 and the year ended December 31, 1996, respectively. The actual cost savings achieved since the acquisition of Ply Gem are reflected in the Company's historical consolidated operating results for the period from the acquisition date to December 31, 1997. Pro Forma earnings also include approximately $24,900,000 of net after-tax charges (approximately $41,500,000 before income taxes), recorded by Ply Gem during the perio from January 1, 1997 through August 25, 1997, to provide certain valuation reserves and to conform accounting policies to the Company's. These non-recurring charges have been excluded from the As Adjusted results.

The following presents the approximate unaudited Pro Forma and As Adjusted net sales, operating earnings, earnings from continuing operations and diluted earnings per share of the Company for all periods presented and gives pro forma effect to the acquisition of Ply Gem, the sale of $310,000,000 principal amount of 9 1/8% Notes, the extension of credit under the Ply Gem credit facility to refinance certain existing indebtedness and the termination of Ply Gem's accounts receivable securitization program, the sale of $175,000,000 principal amount of 9 1/4% Notes, the refinancing of certain subsidiary indebtedness, and reflects the estimated cost reductions as described above as if such transactions and adjustments had occurred on January 1, 1996 to the date of acquisition. The Pro Forma and As Adjusted results below include the actual results of Ply Gem since August 26, 1997 in accordance with the purchase method of accounting for an acquisition.


                                         For the Years Ended December 31,
                                         --------------------------------
                                             1997                1996
                                           --------            --------
Pro Forma                       (Amounts in Thousands ,except per share amounts)
                                                    (unaudited)

Net sales                              $ 1,650,052         $ 1,616,485
Operating earnings                          54,600              94,400
Earnings (loss) from
 continuing operations                     (11,600)              7,700
Diluted earnings (loss) from
 continuing operations per share            $(1.21)              $ .72


As Adjusted

Net sales                              $ 1,650,052         $ 1,616,485
Operating earnings                         108,700             107,900
Earnings from
 continuing operations                      21,600              16,400
Diluted earnings from
 continuing operations per share            $ 2.19              $ 1.54

In computing the pro forma earnings, earnings have been reduced by the net interest income on the aggregate cash portion of the purchase price of the acquisition at the historical rate earned by the Company and interest expense on indebtedness incurred in connection with the acquisition, the refinancing and

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

repayment of certain indebtedness of Ply Gem. Earnings have been reduced by amortization of goodwill and reflect net adjustments to depreciation expense as a result of an increase in the estimated fair market value of property and equipment and changes in depreciable lives. Interest expense on the subsidiary indebtedness refinanced with funds from the 9 1/4% Notes offering was excluded at an average interest rate consistent with the indebtedness outstanding which was refinanced for all periods presented, net of the tax effect. Interest expense was included on the 9 1/4% Notes at a rate of approximately 9 1/4%, plus amortization of deferred debt expense and debt discount net of tax effect, and on the 9 1/8% Notes at a rate of approximately 9 1/8%, plus amortization of deferred debt expense and debt discount for the periods presented, net of tax effect.

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

3.  Cash Flows

Interest  paid was $35,921,000, $30,568,000 and $23,203,000 in 1997,  1996  and
1995, respectively.

Fair value of assets acquired was $672,311,000 and $129,652,000 in 1997 and 1995, respectively. Liabilities assumed or created of businesses acquired was $264,892,000 and $96,224,000 in 1997 and 1995, respectively. Cash paid for acquisitions net of cash acquired was $407,419,000 and $27,543,000 in 1997 and 1995, respectively.

Cash proceeds from businesses sold totaled $1,129,000 in 1995 and included $2,874,000 of proceeds from the sale of preferred stock net of $1,745,000 for payments made in relation to businesses sold.

Significant non-cash financing and investing activities excluded from the accompanying consolidated statement of cash flows include capitalized lease additions of approximately $500,000 in 1996 and approximately $800,000 in 1995 and an increase of approximately $781,000, a decline of approximately $481,000 and an increase of approximately $2,969,000 in the fair market value of marketable securities available for sale for 1997, 1996 and 1995, respectively.

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

4.  Income Taxes

The following is a summary of the components of earnings from continuing operations before provision for income taxes:

                                           For the Years Ended December 31,
                                                -----------------------
                                               1997     1996       1995
                                               ----     ----       ----
                                                (Amounts in Thousands)

 Domestic                                   $37,000  $ 35,100  $ 25,400
 Foreign                                      5,700     3,500     2,700
                                             ------    ------    ------
                                            $42,700   $38,600   $28,100
                                             ======    ======    ======

The following is a summary of the provision (benefit) for income taxes from continuing operations included in the accompanying consolidated statement of operations:

                                           For the Years Ended December 31,
                                              -------------------------
                                               1997      1996      1995
                                               ----      ----      ----
                                                 (Amounts in Thousands)
 Federal income taxes--
    Current                                  $9,000   $15,050    $7,100
    Deferred                                  4,000    (3,000)    1,200
                                             ------    ------     -----
                                             13,000    12,050     8,300
 Foreign                                      1,000     1,300     1,300
 State                                        2,300     1,550     1,000
                                             ------    ------     -----
                                            $16,300   $14,900   $10,600
                                            =======   =======   =======

Income tax payments, net of refunds, were approximately $7,977,000, $18,611,000 and $3,739,000 in 1997, 1996 and 1995, respectively.

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

The following reconciles the federal statutory income tax rate of continuing operations to the effective tax rate of such earnings of approximately 38.2%, 38.6% and 37.7% in 1997, 1996 and 1995, respectively.

                                             For the Years Ended December 31,
                                                 -----------------------
                                                 1997      1996     1995
                                                 ----      ----     ----
                                                 (Amounts in Thousands)
Income tax provision from continuing
operations at the Federal statutory rate       $14,945   $13,510    $9,835
Net change from statutory
 rate:
Change  in  tax  reserves, net                  (1,540)     (481)   (1,100)
State income taxes, net of
 federal tax effect                              1,520     1,008       650
Amortization not deductible for
 income tax purposes                             1,827     1,040       868
Product development income tax
 credit from foreign operations                   (264)     (478)      ---
Tax effect on foreign income                       (86)       56        79
Effect of change in foreign tax law               (766)      ---       ---
Other, net                                         664       245       268
                                                ------    ------   -------
                                               $16,300   $14,900   $10,600
                                               =======   =======   =======

The tax effect of temporary differences which gave rise to significant portions of deferred income tax assets and liabilities as of December 31, 1997 and December 31, 1996 are as follows:
                                                           December 31,
                                                          ---------------
                                                          1997      1996
                                                          ----      ----
                                                      (Amounts in Thousands)
 Prepaid Income Tax Assets
 Arising From:
    Net operating losses of Ply Gem                       $6,000   $   ---
    Accounts receivable                                    4,038     1,246
    Inventory                                              7,201      (610)
    Insurance reserves                                     9,624     4,985
    Other reserves, liabilities and
      assets, net                                         19,937    14,379
                                                          ------    ------
                                                         $46,800   $20,000
                                                          ======    ======
 Deferred (Prepaid) Income Tax (Assets) Liabilities
 Arising From:
   Property and equipment, net                           $30,032   $15,400
   Other reserves, liabilities and
     (assets), net                                       (19,547)     (608)
   Capital loss carryforward                                (655)   (6,462)
   Net operating losses of Ply Gem                       (21,580)      ---
   Valuation allowances                                    7,771    10,238
   Other tax assets                                       (6,043)     (931)
                                                          ------    ------
                                                        $(10,022)  $17,637
                                                        ========    ======

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

At December 31, 1997, the Company has approximately $60,800,000 of net U.S. federal prepaid income tax assets which are expected to be realized through future operating earnings. At December 31, 1997, the Company's wholly owned subsidiary, Ply Gem, has a net operating loss carry-forward of approximately $78,800,000 that expires in 2011 and is subject to certain limitations imposed by the Internal Revenue Code. These losses may only be utilized against future income of the Ply Gem Group and the utilization of these losses is limited to approximately $17,500,000 per year.

5.  Notes, Mortgage Notes and Obligations Payable

Short-term bank obligations at December 31, 1997 and 1996 consist of the following:
                                                           December 31,
                                                           ------------
                                                          1997      1996
                                                          ----      ----
                                                      (Amounts in Thousands)
    Secured revolving lines of credit of
      a Canadian subsidiary                            $   ---   $ 2,472
    Secured lines of credit and bank advances
      of the Company's European subsidiaries            11,318    22,118
    Other obligations                                      452       744
                                                        ------    ------
    Short-term Bank Obligations                        $11,770   $25,334
                                                       =======   =======
These short term bank obligations are secured by approximately $29,600,000 of accounts receivable and inventory. These borrowings have an average weighted interest rate of approximately 9.475%.

Notes, mortgage notes and obligations payable in the accompanying consolidated balance sheet at December 31, 1997 and 1996 consist of the following:

                                                     December 31,
                                                     ------------
                                                    1997         1996
                                                    ----         ----
                                                  (Amounts in Thousands)
9 1/4% Senior Notes due 2007
 ("9 1/4% Note"), net of
 unamortized original issue discount
   of   $961,000                                $174,039        $  ---
9 1/8% Senior Notes due 2007
 ("9 1/8% Notes"), net of
 unamortized original issue discount
 of $2,451,000                                   307,549          ---
9 7/8% Senior Subordinated Notes
 due 2004 ("9 7/8% Notes"), net of
 unamortized original issue discount
 of $1,259,000 and $1,396,000                    217,241      217,104
Ply Gem Credit Agreement                         103,940          ---
Mortgage notes payable                            16,882       20,878
Other                                             22,158       16,939
                                                 -------      -------
                                                 841,809      254,921
Less amounts included in current
 liabilities                                       5,969       11,152
                                                 -------      -------
                                                $835,840     $243,769
                                                 =======      =======

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

On March 17, 1997, the Company sold $175,000,000 of its 9 1/4% Senior Notes due March 15, 2007 ("9 1/4% Notes") at a discount of approximately $1,011,500, which is being amortized over the life of the issue. Net proceeds from the sale of the 9 1/4% Notes, after deducting underwriting commissions and expenses, amounted to approximately $168,945,000, a portion of which was used to refinance certain outstanding indebtedness of the Company's subsidiaries. The 9 1/4% Notes are redeemable at the option of the Company, in whole or in part, at any time and from time to time, on or after March 15, 2002 at 104.625%, declining to 100% on March 15, 2005 and thereafter. On August 26, 1997, the Company sold $310,000,000 of its 9 1/8% Senior Notes due September 1, 2007 (9 1/8% Notes) at a discount of approximately $2,505,000, which is being amortized over the life of the issue. Net proceeds from the sale of the 9 1/8% Notes, after deducting underwriting commissions and expenses, amounted to approximately $297,269,000. The 9 1/8% Notes are redeemable at the option of the Company, in whole or in part, at any time and from time to time, on or after September 1, 2002 at 104.563%, declining to 100% on September 1, 2005 and thereafter. The Company used a portion of these net proceeds, together with available cash, to purchase the shares of Ply Gem. (See Note 2).

The indenture governing the 9 7/8% Notes, the Company's most restrictive indenture, restricts, among other things, the payment of cash dividends, repurchase of the Company's capital stock and the making of certain other restricted payments, the incurrence of additional indebtedness, the making of certain investments, mergers, consolidations and sale of assets (all as defined in the indenture). Upon certain asset sales (as defined in the indenture), the Company will be required to offer to purchase, at 100% principal amount plus accrued interest to the date of purchase, 9 7/8% Notes in a principal amount equal to any net cash proceeds (as defined in the indenture) that are not invested in properties and assets used primarily in the same or related business to those owned and operated by the Company at the issue date of the 9 7/8% Notes or at the date of such asset sale and such net cash proceeds were not applied to permanently reduce Senior Indebtedness (as defined in the indenture). The 9 7/8% Notes are redeemable at the option of the Company, in whole or in part, at any time and from time to time, at 104.214% on March 1, 1999, declining to 100% on March 1, 2002 and thereafter. At March 1, 1998 approximately $ 6,872,000 was available for the payment of cash dividends or stock payments under the terms of the Company's Indenture governing the 9 7/8% Notes. (See Note 6.)

The Company's Ply Gem subsidiary has a credit facility with a syndicate of banks, which provides Ply Gem with a term loan and a letter of credit facility. Interest on borrowings is at varying rates based, at Ply Gem's option, on (a) the London Interbank Offered Rate (LIBOR) plus a spread or (b) the higher of
(i) .5% above the federal funds rate or (ii) the bank's prime rate. Ply Gem pays a facility fee quarterly which fluctuates between .20% and .30% of the aggregate principal amount available under the facility. The average weighted interest rate on the credit facility for the period from inception (August 26, 1997) to December 31, 1997 was 6.75%. The credit facility includes customary covenants, including covenants limiting Ply Gem's ability to pledge assets or incur liens on assets and maintain certain financial covenants. Borrowings under this credit facility are collateralized by the common stock, inventory and accounts receivable of Ply Gem's principal subsidiaries.

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

The Company's Ply Gem subsidiary has $75 million of interest rate swap agreements, whereby Ply Gem will pay the counterparties interest at a fixed rate of 5.53% and the counterparties will pay the Company interest at a floating rate equal to one month LIBOR for a two year period ending December 3, 1998. At the option of the counterparties, the termination date may be extended to December 3, 1999 upon notice to Ply Gem. Amounts to be paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the swap agreements as an adjustment to interest expense.

The Company's Ply Gem subsidiary also has $75 million of interest rate cap agreements which entitles Ply Gem to receive from the counterparties on a monthly basis an amount by which the LIBOR interest rate on $75 million of its floating rate debt exceeds 7% during the period December 5, 1998 to December 5, 1999. The cost of interest rate cap agreements are amortized to interest expense over the life of the cap. Payments received as a result of the cap agreements reduce interest expense. The unamortized costs of the cap agreements are included in other assets. The impact of these arrangements has not been material to the Company's consolidated operating results.

Mortgage notes payable of approximately $16,882,000 outstanding at December 31, 1997 include various mortgage notes and other related indebtedness payable in installments through 2012 and bearing interest at rates ranging from 3.875% to 9.3% and are collateralized by property and equipment with an aggregate net book value of approximately $36,700,000 at December 31, 1997.

Other obligations of approximately $22,158,000 outstanding at December 31, 1997 include borrowings relating to equipment purchases and other borrowings bearing interest at rates primarily ranging between 3.5% to 13.0% and maturing at various dates through 2017. Approximately $18,400,000 of such indebtedness is collateralized by property and equipment with an aggregate net book value of approximately $21,400,000 at December 31, 1997.

The following is a summary of maturities of all of the Company's debt obligations, excluding unamortized debt discount, due after December 31, 1997:

                                     (Amounts in Thousands)

    1999                                     $  8,923
    2000                                        9,315
    2001                                        9,512
    2002                                       92,755
    Thereafter                                720,006
                                              -------
                                             $840,511
                                              =======

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

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

At December 31, 1997, a total of 1,804,134 shares of Common Stock was reserved as follows:

           Stock option plans                           1,036,847
           Conversion of Special Common Stock             767,287
                                                        ---------
                                                        1,804,134
                                                        =========

At December 31, 1997, 755,000 shares of Special Common Stock were reserved for stock option plans.

The Company has several stock option plans which provide for the granting of options to certain officers, employees and non-employee directors of the Company. Options granted under the plans vest over periods ranging up to five years and expire ten years from the date of grant. At December 31, 1997, 51,067 additional options are available for grant under these plans. Options for 427,915 and 27,500 shares of Common and Special Common Stock became exercisable during 1997 and 1996, respectively.

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

The   following  summarizes  the  Common  and  Special  Common   Stock   option
transactions for the three years ended December 31, 1997:
                                                                  Weighted
                                                                  Average
                                     Number      Option Price     Exercise
                                    of Shares      Per Share       Price
                                    ---------      ---------        -----
Options outstanding at
 December 31, 1994                   494,100     $2.25-$15.69     $ 6.97
 Exercised                           (42,600)      2.25-2.875       2.81
                                     -------      -----------      -----
Options outstanding at
 December 31, 1995                   451,500     $2.25-$15.69     $ 7.36
 Granted                             275,000            14.75      14.75
 Exercised                           (95,200)    2.25-$7.9375       5.07
 Canceled                             (2,500)            8.75       8.75
                                     -------     ------------      -----
Options outstanding at
 December 31, 1996                   628,800     $2.875-15.69     $10.93
 Granted                             435,600       19.5-27.00      22.98
 Exercised                           (71,953)     2.875-15.69       6.66
 Canceled                             (6,667)           22.69      22.69
                                     -------     ------------     ------
Options outstanding at
 December 31, 1997                   985,780     $2.875-27.00     $16.48
                                     =======     ============     ======


22,100 of the 985,780 options outstanding at December 31, 1997 have an exercise price of $2.875, with a weighted average contractual life of 2.8 years. All of these options are exercisable. 259,747 options have exercise prices between $7.69 and $9.38 with a weighted average exercise price of $8.75 and a weighted average remaining contractual life of 6.0 years. All of these options are exercisable. 275,000 options, all of which are exercisable, have an exercise price of $14.75 and a remaining contractual life of 9.0 years. The remaining 428,933 options, 152,915 of which are exercisable, have exercise prices between $19.50 and $27.00, with a weighted average exercise price of $22.976 and a remaining contractual life of 10 years.

The Company accounts for stock option plans under APB Opinion No. 25, under which no compensation cost has been recognized since options are granted with exercise prices equal to the fair market value of the Common Stock at the date of grant. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's earnings from continuing operations and diluted earnings per share from continuing operations would have been approximately $24,100,000 and $2.45 for 1997 and approximately $23,300,000 and $2.19 for
1996, respectively, and net earnings and diluted net earnings per share would have been approximately $19,000,000 and $1.92 for 1997 and approximately $21,600,000 and $2.03 for 1996, respectively.

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

The weighted average grant date fair value of options granted was $9.82 and $6.15 in 1997 and 1996, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used:

                                             1997                 1996
                                           --------             --------
    Risk-free interest rate         Between 5.75% and 6.73%         7%
    Expected life                          5 years               5 years
    Expected volatility                      37%                   33%
    Expected dividend yield                   0%                    0%


The Company's Board of Directors has authorized a program to purchase up to 500,000 shares of the Company's Common and Special common Stock in open market or negotiated transactions, subject to market conditions, cash availability and provisions of the Company's outstanding debt instruments. As of February 28 1998, the Company has purchased approximately 316,500 shares of its Common and Special Common Stock for approximately $9,314,000 under this program and accounted for such share purchases as treasury stock.

7.  Pension, Retirement and Profit Sharing Plans

The Company and its subsidiaries have various pension, retirement and profit sharing plans requiring contributions to qualified trusts and union administered funds. Pension and profit sharing expense charged to operations aggregated approximately $6,624,000 in 1997, approximately $4,310,000 in 1996 and approximately $828,000 in 1995. The Company's policy is to fund currently the actuarially determined annual contribution. In the fourth quarter of 1995, benefits related to the Company's existing defined benefit plans were frozen. On January 1, 1996, the Company adopted a supplemental retirement plan for certain officers. The actuarial present value of the unfunded accumulated benefit obligation and the pension costs of this plan have been included in the tables below.

The Company's net expense for its defined benefit plans for 1997, 1996 and 1995 consists of the following components:
                                                  Years Ended December 31,
                                                  -----------------------
                                                 1997       1996       1995
                                                 ----       ----       ----
                                                  (Amounts in Thousands)

Service costs                                  $  485     $  358     $1,156
Interest cost                                   2,655      2,226      2,069
Actual net income on plan assets               (9,157)    (3,944)    (2,640)
Net amortization and deferred items             7,361      2,218        434
Net gain from freezing plan benefits              ---        ---       (581)
                                                -----      -----      -----
Total expense                                 $ 1,344     $  858     $  438
                                                =====      =====      =====

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

The following sets forth the funded status of the Company's defined benefit plans and amounts recognized in the Company's consolidated balance sheet at December 31, 1997 and 1996:
                                                      Plan Assets
                                                       Exceeding
                                                  Benefit Obligations
                                                  -------------------
                                                    1997        1996
                                                    ----        ----
                                                (Amounts in Thousands)
Actuarial present value of benefit
obligations at September 30:
Vested benefits                                  $33,958      $23,945
Non-Vested benefits                                  585          ---
Accumulated benefit obligation                    34,543       23,945
Effect of projected future compensation levels     2,394          ---
Projected benefit obligation                      36,937       23,945
                                                  ------       ------
Plan assets at fair value at September 30         48,673       28,040
Plan assets in excess of the projected
 benefit obligation                               11,736        4,095
Unrecognized net gain                             (6,026)        (452)
                                                  ------       ------
                                                  $5,710      $ 3,643
                                                  ======      =======

                                                  Benefit Obligations
                                                 Exceeding Plan Assets
                                                 ---------------------
                                                    1997        1996
                                                    ----        ----
                                                (Amounts in Thousands)
Actuarial present value of benefit
obligations at September 30:
Vested benefits                                  $11,027      $ 5,359
Non-vested benefits                                  810          520
                                                  ------       ------
Accumulated benefit obligation                    11,837        5,879
Effect of projected future compensation levels     3,662        2,439
                                                  ------       ------
Projected benefit obligation                      15,499        8,318
                                                  ------       ------
Plan assets at fair value at September 30          3,639          804
Projected benefit obligation in excess           (11,860)      (7,514)
    Of plan assets
Unrecognized net loss                              1,707          212
Unrecognized prior service costs                   7,125        6,335
Additional minimum liability                      (5,341)      (4,108)
                                                  ------       ------
                                                 $(8,369)     $(5,075)
                                                  ======       ======

Plan assets include commingled funds, marketable securities, insurance contracts and cash and short-term investments. The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of benefit obligations were 7 1/2 percent and 5 percent, respectively, in 1997, 1996 and 1995. The expected long-term rate of return on assets was 8 1/2 percent in 1997, 1996 and 1995.

Recognition of a minimum pension liability and an intangible asset for certain plans resulted in a cumulative reduction in the Company's stockholders' investment of approximately $124,000, $1,043,000 and $916,000 in 1997, 1996,
and 1995, respectively.

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

8.  Commitments and Contingencies

The Company provides accruals for all direct and indirect costs associated with the estimated resolution of contingencies at the earliest date at which the incurrence of a liability is deemed probable and the amount of such liability can be reasonably estimated.

At December 31, 1997, the Company and its subsidiaries are obligated under lease agreements for the rental of certain real estate and machinery and equipment used in its operations. Minimum annual rental expense aggregates approximately $110,427,000 at December 31, 1997. The obligations are payable as follows:

          1998         $ 18,203,000
          1999           15,094,000
          2000           11,250,000
          2001            8,026,000
          2002            6,933,000
          Thereafter     50,921,000

Certain  of  these  lease agreements provide for increased  payments  based  on changes in the consumer price index. Rental expense charged to operations in the accompanying consolidated statement of operations was approximately $8,700,000, $6,725,000, and $6,900,000, for the years ended December 31, 1997,
1996 and 1995, respectively. Under certain of these lease agreements, the Company and its subsidiaries are also obligated to pay insurance and taxes.

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

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

9.  Discontinued Operations

In the fourth quarter of 1997, the Company adopted a plan of disposition for its Plumbing Products Group. The following is an unaudited summary of the results of discontinued operations for the three years ended December 31, 1997:

                                                  Years Ended December 31,
                                                  -----------------------
                                                 1997       1996       1995
                                                 ----       ----       ----
                                                  (Amounts in Thousands)

Net sales                                    $104,467   $128,241   $119,410
                                             --------   --------   --------

Loss before income taxes                     $ (5,700)  $ (2,600)  $ (3,800)
Income tax benefit                              2,100        900      1,300
                                               ------     ------     ------
Loss from discontinued operations              (3,600)    (1,700)    (2,500)
Reserve for future operating expenses, net of
 income tax benefit of $900,000                (1,600)       ---        ---
                                               -------    -------    -------
Loss from discontinued operations            $ (5,200)  $ (1,700)  $ (2,500)
                                               =======    =======    =======

Loss from discontinued operations before income taxes includes an allocation of
corporate   interest  expense  of  approximately  $1,900,000,  $1,700,000   and
$1,900,000  in  1997,  1996 and 1995, respectively.

10.  Operating and Geographic Segment Information and Concentration of Credit
     Risk

The Company operates in one industry segment, Residential and Commercial Building Products. No single customer accounts for 10% or more of consolidated net sales.

The following information by geographic area is presented for 1997 and 1996 for the Company's continuing operations:


For the year ended December 31, 1997:
-------------------------------------
                                               Pre-Tax Earnings
                                         Net   from continuing   Identifiable
                                        Sales    operations         Assets
                                        -----  ----------------  ------------
                                                 (Amounts in Thousands)
Geographic areas:

    Domestic operations                $998,049      $86,491       $976,891
    European operations                  76,564        3,467         60,743
    Other foreign operations             75,700        7,046         57,527
    Eliminations                        (16,184)         ---         (7,986)
                                        -------       ------        -------
                                      1,134,129       97,004      1,087,175
Unallocated                                 ---      (14,023)       217,371
    Interest expense                        ---      (50,210)           ---
    Investment income                       ---        9,929            ---
                                      ---------       ------     ----------
Consolidated Totals                  $1,134,129      $42,700     $1,304,546
                                     ==========      =======     ==========

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

For the year ended December 31, 1996:
-------------------------------------
                                                Pre-Tax Earnings
                                         Net     from continuing  Identifiable
                                        Sales       operations        Assets
                                        -----   ----------------  ------------
                                                 (Amounts in Thousands)
Geographic areas:

    Domestic operations                $706,548      $66,514      $303,273
    European operations                  82,363        3,520        73,285
    Other foreign operations             67,503        4,886        64,609
    Eliminations                        (14,857)         ---        (5,663)
                                        -------       ------       -------
                                        841,557       74,920       435,504
    Unallocated                             ---      (13,969)      154,729
    Interest expense                        ---      (28,400)         ---
    Investment income                       ---        6,049          ---
                                        -------       ------       -------
    Consolidated Totals                $841,557      $38,600      $590,233
                                        =======       ======       =======


Unallocated assets consist primarily of cash, investments and marketable securities and U. S. Federal prepaid income taxes.

The Company operates internationally and is exposed to market risks from changes in foreign exchange rates. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different geographical regions. At December 31, 1997, the Company had no significant concentrations of credit risk.

11. Net Gain (Loss) on Marketable Securities

At December 31, 1997 and 1996, the reduction in the Company's stockholders' investment for gross unrealized losses was approximately $ 110,000 and $891,000, respectively. At December 31, 1997, there were no gross unrealized gains on the Company's marketable securities.

The Company's unrestricted marketable securities at December 31, 1997 consist primarily of U. S. Government Treasury Notes, certificates of deposit, and bank issued money market instruments of which approximately $26,006,000 mature within one year; approximately $5,978,000 mature within one to five years and approximately $4,004,000 mature within five to ten years.

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

12. Accrued Expenses and Taxes, Net

Accrued expenses and taxes, net, consist of the following at December 31, 1997 and 1996:
                                                       December 31,
                                                       -----------
                                                   1997          1996
                                                   ----          ----
                                                (Amounts in Thousands)

Insurance                                       $23,880       $12,205
Payroll, management incentive and
 accrued employee benefits                       37,600        23,136
Interest                                         22,049         7,749
Accrued product warranty expense                  9,471         7,770
Other, net                                       71,001        37,392
                                                 ------        ------
                                               $164,001       $88,252
                                                =======        ======

13. Subsequent Events

On March 9, 1998, the Company through a wholly-owned subsidiary, entered into an agreement to purchase NuTone, Inc., a wholly-owned subsidiary of Williams plc, for approximately $242,500,000 in cash. The acquisition is subject to the
requirements   of  the  Hart-Scott-Rodino  Antitrust  Improvements   Act.    In
connection with its review of the transaction under the Act, the Federal Trade Commission ("FTC") has issued a "second request" for certain additional information. The FTC has taken no position with respect to the transaction and there can be no assurance that the transaction, as proposed, will be consummated. If the acquisition is not consummated, the Company expects that it would incur an approximately $3,000,000 ($0.31 per diluted share) net after tax charge to its earnings as a result of fees, expenses and other acquisition related costs.

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

14. Summarized Quarterly Financial Data (Unaudited)

The following summarizes unaudited quarterly financial data for the years ended December 31, 1997 and December 31, 1996:

                                         For the Quarters Ended
                                         ----------------------
                               March 29    June 28     Sept. 27   Dec. 31
                               --------     ------     --------   -------
                                  (In Thousands Except Per Share Amounts)
1997
Net sales                     $194,238    $223,795     $300,380   $415,716
Gross profit                    56,540      64,353       78,872    102,592
Earnings from continuing
  operations                     4,700       7,700        8,400      5,600
Earnings per share from
  Continuing operations:
  Basic                            .48         .80          .88        .59
  Diluted                          .47         .78          .86        .57

Net earnings                     3,700       6,700        7,700      3,100

Net earnings per share:
 Basic                             .38        .70           .80        .33
 Diluted                           .37        .68           .78        .32


                                       For the Quarters Ended
                                         ----------------------
                               March 30    June 29      Sept. 28  Dec. 31
                               --------    -------     --------   -------
                                  (In Thousands Except Per Share Amounts)
1996
Net sales                      $189,762   $226,737    $215,624   $209,434
Gross profit                     51,225     63,892      61,687     64,455
Earnings from continuing
  operations                      3,200      6,000       6,700      7,800

Earnings per share from
  Continuing operations:
  Basic                             .27        .58         .67        .78
  Diluted                           .27        .57         .66        .77

Net earnings                      2,400      5,800       6,500      7,300


Net earnings per share:
 Basic                              .20        .56         .65        .73
 Diluted                            .20        .55         .64        .72

See Notes 2 and 9 regarding certain other quarterly transactions included in the operating results in the above table.

Increased net sales in the third and fourth quarters of 1997, as compared to 1996, reflect, primarily, the effect of the Ply Gem acquisition (see Note 2).

Report of Independent Public Accountants


To Nortek, Inc.:

We have audited the accompanying consolidated balance sheets of Nortek, Inc. (a Delaware corporation) and subsidiaries listed in Item 14(a)(1) of this Form 10-K as of December 31, 1997 and 1996, and the related statements of operations, stockholders' investment and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nortek, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

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

                                                       /s/Arthur Andersen LLP
                                                       ----------------------
                                                       ARTHUR ANDERSEN LLP



Boston, Massachusetts,
March 9, 1998

NORTEK, INC.(Parent Company)
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Condensed Balance Sheet

                                                     December 31,
                                                  -----------------
                                                  1997         1996
                                                 ------       ------
Assets                                         (Amounts in thousands)

Current Assets:
Unrestricted
  Cash and investments at cost which
     approximates market                       $91,644      $29,974
  Marketable securities                         35,988       50,688
Restricted
  Cash and investments at cost which
     approximates market                         3,548        2,104
  Marketable securities                          2,800        3,423

Notes receivable, accounts receivable, net       4,283        3,422
Prepaid expenses and other current assets       16,331       18,885
Net assets of discontinued operations           22,386       24,789
U.S. Federal income taxes receivable             4,200        3,600
                                               -------      -------
     Total Current Assets                      181,180      136,885
                                               -------      -------

Property and equipment, at cost                  1,588        1,522
Less- accumulated depreciation                   1,211        1,090
                                               -------      -------
     Total property and equipment, net             377          432
                                               -------      -------
Investments and Other Assets:
Net intercompany balance and investment
  in subsidiaries                              681,425      217,974
Deferred debt expense, net                      20,139        6,519
Other                                           25,798       14,196
                                              --------      -------
                                               727,362      238,689
                                              --------      -------
                                              $908,919     $376,006
                                              ========     ========




The accompanying notes are an integral part of these financial statements.

NORTEK, INC. (Parent Company)
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Condensed Balance Sheet
(continued)
                                                     December 31,
                                                ---------------------
                                                  1997       1996
                                                 ------     ------
                                                (Amounts in thousands)

Liabilities and Stockholders' Investment

Current Liabilities:
Accounts payable                             $     557  $     619
Accrued expenses and taxes, net                 49,311     22,578
                                                ------     ------
Total Current Liabilities                       49,868     23,197
                                                ------     ------
Other Liabilities:
Deferred income taxes                            5,300      4,500
Other                                           26,834     12,410
                                                ------     ------
                                                32,134     16,910
                                                ------     ------

Senior notes                                   481,588        ---

Senior subordinated notes                      217,241    217,104

Commitments and Contingencies (Note 2)

Stockholders' Investment:

Preference stock, $1 par value; authorized
     7,000,000 shares, none issued                ---         ---
Common Stock, $1 par value; authorized
     40,000,000 shares, 16,050,794  and
     15,965,585 shares issued                   16,051     15,966
Special common
stock, $1 par value;
     Authorized 5,000,000 shares, 767,287
     and 784,169 shares issued                     767        784
Additional paid-in
    Capital                                    135,345    135,028
Retained earnings                               58,966     37,766
Cumulative translation, pension, and
     other adjustments                          (5,327)    (3,212)
Less - treasury common stock at cost,
       7,032,497 and 6,599,645 shares          (75,779)   (65,805)
     - treasury special common stock at
       cost, 285,304 and 276,910 shares         (1,935)    (1,732)
    Total Stockholders' Investment             128,088    118,795
                                              --------   --------
                                              $908,919   $376,006
                                              ========   ========





The accompanying notes are an integral part of these financial statements.

NORTEK, INC. (Parent Company)
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Condensed Statement of Operations


                                      For the Year Ended December 31,
                                  --------------------------------------
                                     1997          1996          1995
                                    ------        ------        ------
                                  (In thousands except per share amounts)
Revenues:
Charges and allocations to
   Subsidiaries                      $34,498       $33,829     $30,134
Interest and dividend income           9,073         4,956       5,635
Net gain on investment securities        200           750       2,000
Other income                             518           664       2,992
                                     -------       -------     -------
   Total revenues                    $44,289       $40,199     $40,761
                                     -------       -------     -------
Expenses:
Selling, administrative
   and other, net                     13,605        11,503       9,220
Interest expense                      43,921        20,912      20,776
Other expense                            784           731         535
                                     -------       -------     -------
   Total expenses                    $58,310       $33,146     $30,531
                                     -------       -------     -------
(Loss) earnings from continuing
   operations, before equity in
   subsidiaries' earnings            (14,021)        7,053      10,230
Equity in subsidiaries earnings
   before income taxes                56,721        31,547      17,870
                                     -------       -------     -------
Earnings from continuing
   operations before provision
   for income taxes                   42,700        38,600      28,100
Provision for income taxes            16,300        14,900      10,600
                                     -------       -------     -------
Earnings from continuing
   operations                         26,400        23,700      17,500
Loss from discontinued operations     (5,200)       (1,700)     (2,500)
                                     -------       -------     -------
   Net earnings                      $21,200       $22,000     $15,000
                                     =======       =======     =======
Earnings (loss) per share
Continuing operations
Basic                                  $2.75         $2.26       $1.41

Diluted                                $2.68         $2.23       $1.39

Loss from discontinued operations
Basic                                 $(0.54)       $(0.16)     $(0.20)
                                      ------        ------      ------
Diluted                               $(0.53)       $(0.16)     $(0.20)
                                      ------        ------      ------
Net earnings
Basic                                  $2.21         $2.10       $1.21
                                       =====         =====       =====
Diluted                                $2.15         $2.07       $1.19
                                       =====         =====       =====
Weighted average number of shares:
Basic                                  9,605        10,485      12,445
                                      ======        ======      ======
Diluted                                9,855        10,641      12,569
                                      ======        ======      ======



The accompanying notes are an integral part of these financial statements.

NORTEK, INC. (Parent Company)
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Condensed Statement of Cash Flows

                                            For the Years Ended December 31,
                                            --------------------------------
                                               1997       1996         1995
                                            ---------   --------     --------
                                                   (Amounts in thousands)
Cash flows from operating activities:

Earnings from continuing operations          $26,400     $23,700     $17,500
Net loss from discontinued operations         (5,200)     (1,700)     (2,500)
                                             -------     -------     -------
Net earnings                                  21,200      22,000      15,000
                                             -------     -------     -------

Adjustments to reconcile net earnings to cash:
Depreciation and amortization                    139         320         275
Noncash interest expense                       1,421         802       1,018
Equity in subsidiaries' earning              (56,721)    (31,547)    (17,870)
Charges and allocations to subsidiaries      (34,498)    (33,829)    (30,134)
Net transfers from subsidiaries,
    principally cash                          57,038      71,889      55,253
Gain on sale of investments and
    marketable securities                       (200)       (750)     (2,000)
Deferred federal income tax provision
    (benefit)                                  4,000      (3,000)      1,200
Deferred federal income tax(benefit)
    provision on discontinued operations      (1,000)      1,200         100

Changes in certain assets and liabilities, net
of effects from acquisitions and dispositions
Prepaids and other current assets              1,687      (4,003)      1,393
Other assets                                  (5,562)       (570)        356
Net assets of discontinued operations          4,934         817       1,666
Accrued expenses and taxes                     6,991      (2,704)       (294)
Long-term liabilities                          4,832         903         (34)
Other, net                                       277         482      (1,087)
                                             -------     -------     -------
Total adjustments to net earnings            (16,662)         10       9,842
                                             -------     -------     -------
Net cash provided by operating activities      4,538      22,010      24,842
                                             -------     -------     -------
Cash flows from investing activities:
Capital expenditures                             (70)       (123)
  (379)
Purchase of investments and marketable
securities                                  (283,918)    (66,901)   (104,762)
Proceeds from the sale of investments
    and marketable securities                297,133      82,242     112,173
Proceeds either received directly or from
    subsidiaries relating to businesses
    sold or discontinued                         ---         ---       1,129
Cash transferred to subsidiaries or paid
    directly for acquired businesses        (407,419)        ---     (27,543)
Other, net                                    (5,016)     (1,758)       (600)
                                             -------     -------     -------
Net cash (used in) provided by investing
   activities                               (399,290)     13,460     (19,982)
                                            --------     -------     -------

NORTEK, INC. (Parent Company)
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Condensed Statement of Cash Flows
(Continued)

                                            For the Years Ended December 31,
                                            --------------------------------
                                              1997       1996        1995
                                            --------   --------    --------
                                                 (Amounts in thousands)

Cash flows from financing activities:
Sale of Notes, net                         466,213        ---         ---
Purchase of Nortek Common and Special
Common Stock                               (10,177)   (34,822)     (4,665)
Other, net                                     386        356         105
                                           -------    --------     -------
Net cash provided by (used in) financing
   activities                              456,422    (34,466)     (4,560)
                                           -------    --------     -------
Net increase in unrestricted cash and
    investments                             61,670      1,004         300
Unrestricted cash and investments at the
    beginning of the year                   29,974     28,970      28,670
                                           -------    -------     -------
Unrestricted cash and investments at the
    end of the year                        $91,644    $29,974     $28,970
                                           =======    =======     =======

Interest paid on indebtedness              $29,581    $21,662     $21,577
                                           =======    =======     =======

Net income taxes paid                       $7,977    $18,611     $ 3,739
                                           =======    =======     =======





The accompanying notes are an integral part of these financial statements.

                         NORTEK, INC. (Parent Company)
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    Notes to Condensed Financial Statements

1. The accompanying condensed financial statements of Nortek, Inc. ("the Registrant") have been prepared in accordance with the reduced disclosure requirements permitted by form 10-K, Part IV, Item 14, Schedule I - Condensed Financial Information of the Registrant. The consolidated financial statements and related notes of Nortek, Inc. and subsidiaries, are included elsewhere herein in this form 10-K (Part II, Item 8)and are incorporated herein by reference.

2. Descriptions of material contingencies, significant provisions of long-term debt obligations and commitments of the Registrant are included in Notes 5 and 8 of Notes to Consolidated Financial Statements, which are incorporated herein by reference. The following is a summary of long-term debt of all the Registrant's debt obligations, excluding unamortized discount, at December 31, 1997:
           (Amounts in thousands)

    1998          $      ---
    1999                 ---
    2000                 ---
    2001                 ---
    2002                 ---
    Thereafter     $ 720,006

3. The Registrant's net investment in subsidiaries is net of the cumulative amount of intercompany cash transfers and other transactions.

4. Included in the Registrants condensed statement of cash flows for the three years ended December 31, 1997 (in net transfers from subsidiaries, principally cash) are dividends (declared by subsidiaries' Board of Directors) from subsidiaries of $70,000,000 in 1997 and $2,456,900 in 1995. The subsidiaries' Board of Directors did not declare any dividends in 1996.

5. Certain of the Registrant's subsidiaries have entered into financing agreements which contain various restrictive covenants that place limitations on the amount of distributions and advances to the Registrant. At December 31,1997, approximately $381,540,000 (of which approximately $307,045,000 is goodwill) of subsidiary net assets, principally Ply Gem, were restricted and approximately $117,427,000 principal amount of subsidiary indebtedness was outstanding under these financing agreements.

                         NORTEK, INC. AND SUBSIDIARIES
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS


                     BALANCE          CHARGED
                          AT         TO COSTS   CHARGED  DEDUCTIONS   BALANCE
                   BEGINNING  ACQUI-      AND  TO OTHER        FROM    AT END
CLASSIFICATION       OF YEAR SITIONS EXPENSES  ACCOUNTS    RESERVES   OF YEAR
--------------       ------- ------- --------  --------    --------   -------
                                          (Amounts in Thousands)


For the year ended
December 31, 1995:

Allowances for doubtful
 accounts and sales
 allowances           $3,225  $  719   $  666    $  368     $(1,539)(a) $ 3,439
                       =====   =====    =====     =====      ======       =====

For the year ended
December 31, 1996:

Allowances for doubtful
 accounts and sales
 allowances           $3,439  $  ---   $1,951    $  119     $(1,853)(a) $ 3,656
                       =====   =====    =====     =====      ======       =====

For the year ended
December 31, 1997:

Allowances for doubtful
 accounts and sales
 allowances           $3,656  $7,434   $2,303    $  171     $(2,517)(a) $11,047
                       =====   =====    =====     =====      ======      =====


(a) Amounts written off, net of recoveries.

Nortek, Inc. and Subsidiaries

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

    4.3 Indenture dated as of March 17, 1997 between the Company and State Street Bank and Trust Company, as Trustee, relating to the 9.25% Series A and Series B Senior Notes due March 15, 2007 (Exhibit
          4.2 to Registration Statement No. 333-25505 filed April 18, 1997).

    4.4   Indenture dated as of August 26, 1997 between the Company
          and State Street Bank and Trust Company, as Trustee, relating to the 9 1/8% Series A and Series B Senior Notes due September 1, 2007 (Exhibit 4.1 to Registration Statement No. 333-36711 filed September 30, 1997).

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

 **10.4   Employment  Agreement between Richard L.  Bready  and  the
          Company dated as of February 26, 1997 (Exhibit 10.3 to Form 10-Q filed May 12, 1997, File No. 1-6112).

 **10.5 Amendment No. 1 dated June 13, 1997 to Employment Agreement between Richard L. Bready and the Company dated as of February 26, 1997 (Exhibit 10.2 to Form 10-Q filed August 8, 1997, File No. 1-
          6112).

 **10.6   Deferred Compensation Agreement dated March 7,  1983
          between   Richard  L.  Bready  and  the  Company  (Exhibit  10.4   to
          Registration Statement No. 33-69778 filed February 9, 1994).

 **10.7   Deferred Compensation Agreement dated March 7, 1983 between
          Almon C. Hall and the Company (Exhibit 10.5 to Registration Statement No. 33-69778 filed February 9, 1994).

 **10.8   Deferred Compensation Agreement dated March 7, 1983 between
          Richard J. Harris and the Company (Exhibit 10.6 to Registration Statement No. 33-69778 filed February 9, 1994).

 **10.9   1984  Stock Option Plan, as amended through May  27,  1987
          (Exhibit  28.2 to Registration Statement No. 33-22527 filed June  15,
          1988).

**10.10 Change in Control Severance Benefit Plan for Key Employees adopted February 10, 1986, and form of agreement with employees (Exhibit 10.19 to Form 10-K filed March 31, 1986, File No. 1-6112).

**10.11 Change in Control Severance Benefit Plan for Key Employees as Amended and Restated June 12, 1997, and form of agreement with employees (Exhibit 10.1 to Form 10-Q filed August 8, 1997, file No. 1-
          6112).

**10.12 1987 Stock Option Plan (Exhibit 28.3 to Registration Statement No. 33-22527 filed June 15, 1988).

**10.13 1997 Equity and Cash Incentive Plan (Exhibit 10.1 to Form 10-Q filed May 12, 1997, File No. 1-6112).

**10.14 1997 Stock Option Plan for Directors (Exhibit 10.2 to Form 10-Q filed May 12, 1997, File No. 1-6112).

**10.15 Nortek, Inc. Supplemental Executive Retirement Plan dated July 1, 1997 (Exhibit 10.3 to Form 10-Q filed August 8, 1997, File No. 1-
          6112).

**10.16 First Amendment dated July 1, 1997 to Nortek, Inc. Supplemental Executive Retirement Plan dated July 1, 1997 (Exhibit 10.4 to Form 10-Q filed August 8, 1997, File No. 1-6112).

**10.17 Form of Indemnification Agreement between the Company and its directors and certain officers (Appendix C to Proxy Statement dated March 23, 1987 for Annual Meeting of Nortek Stockholders, File No. 1-
          6112).

  10.18 Stock Purchase and Sale Agreement dated March 9, 1998 between Williams YandN Holdings, Inc. and NTK Sub, Inc. (Exhibit Z to Form 8-K/A filed March 18, 1998, File No. 1-6112).

 *21.1    List of subsidiaries.

 *23.1    Consent of Independent Public Accountants.

 *27.1    Financial Data Schedule.