Form 10-K405/A
period 1997-12-31
NORTEK INC
filed 1998-04-20
CIK 72423

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               -----------------
                               Form 10-K405/A
                               Amendment No.1
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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of April 17, 1998 was $261,747,742. See Item 12.

The number of shares of Common Stock outstanding as of April 17, 1998 was 8,978,958. The number of shares of Special Common Stock outstanding as of April 17, 1998 was 578,322.

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

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on its Annual Report on Form 10-K to be signed on its behalf by the undersigned, hereunto duly authorized.

                                     NORTEK, INC.


                                     By: /s/Almon C. Hall
                                         ------------------------
                                         Almon C. Hall, Vice President
                                         and Controller (principal
                                         accounting officer)
Dated: April 20, 1998

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

Since the acquisition date, the Company has realized, and expects to continue to realize, cost savings as a result of the acquisition. These savings result from several actions, including: (i) the elimination of expenses associated with Ply Gem's New York headquarters; (ii) the consolidation into Nortek of certain of Ply Gem's corporate functions such as accounting, legal and risk management; and (iii) the identification and rationalization of under-performing product lines. Pro Forma earnings (see below) have been adjusted for the pro forma effect of those estimated cost reductions directly attributable to the acquisition. These expected pre-tax savings total approximately $4,000,000 for the period from January 1, 1997 to the date of acquisition for the year ended December 31, 1997 and approximately $7,800,000 for the year ended December 31, 1996. As Adjusted earnings (see below) have been adjusted to include cost reductions directly attributable to the acquisition and additional estimated cost savings and operating efficiencies which management expects will result from the acquisition. These additional pre-tax cost savings total approximately $14,100,000 and approximately $13,500,000 for the periods January 1, 1997 to the date of acquisition for the year ended December 31, 1997 and the year ended December 31, 1996, respectively. The actual cost savings achieved since the acquisition of Ply Gem are reflected in the Company's historical consolidated operating results for the period from the acquisition date to December 31, 1997. Pro Forma earnings also include approximately $13,300,000 of net after-tax charges (approximately $22,200,000 before income taxes), recorded by Ply Gem during the perio from January 1, 1997 through August 25, 1997, to provide certain valuation reserves and to conform accounting policies to the Company's. These non-recurring charges have been excluded from the As Adjusted results.

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


                                         For the Years Ended December 31,
                                         --------------------------------
                                             1997                1996
                                           --------            --------
Pro Forma                       (Amounts in Thousands ,except per share amounts)
                                                    (unaudited)

Net sales                              $ 1,650,052         $ 1,616,485
Operating earnings                          71,100              94,400
Earnings (loss) from
 continuing operations                      (1,500)              7,700
Diluted earnings (loss) from
 continuing operations per share            $( .16)              $ .72


As Adjusted

Net sales                              $ 1,650,052         $ 1,616,485
Operating earnings                         107,300             107,900
Earnings from
 continuing operations                      20,900              16,400
Diluted earnings from
 continuing operations per share            $ 2.12              $ 1.54

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

**10.17 Form of Indemnification Agreement between the Company and its directors and certain officers (Appendix C to Proxy Statement dated March 23, 1987 for Annual Meeting of Nortek Stockholders, File No. 1-
          6112).

  10.18 Stock Purchase and Sale Agreement dated March 9, 1998 between Williams Y&N Holdings, Inc. and NTK Sub, Inc. (Exhibit 2 to Form 8-K/A filed March 18, 1998, File No. 1-6112).

 *21.1    List of subsidiaries.

 *23.1    Consent of Independent Public Accountants.

 *27.1    Financial Data Schedule.