Form 10-Q
period 1998-04-04
NORTEK INC
filed 1998-05-19
CIK 72423

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.   20549


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934


        For the quarterly period ended               April 4, 1998
                ---------------------------------------------

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

The number of shares of Common Stock outstanding as of May 15, 1998 was 10,981,537. The number of shares of Special Common Stock outstanding as of May 15, 1998, 1997 was 575,743.

                       NORTEK, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET
                       (Dollar Amounts in Thousands)

                                              April 4,       Dec. 31,
Assets                                          1998           1997
                                                ----           ----
                                            (Unaudited)
Current Assets:
Unrestricted
  Cash and cash equivalents                   $81,091     $ 125,842
  Marketable securities available for sale     22,210        35,988
Restricted
  Investments and marketable
     securities at cost, which approximates
     market                                     6,368         6,348
Accounts receivable, less allowances
  of $13,727,000 and $11,047,000              204,487       180,414
Inventories
  Raw materials                                60,088        72,693
  Work in process                              19,004        18,399
  Finished goods                              107,810        85,161
                                              -------       -------
                                              186,902       176,253
                                              -------       -------
Prepaid expenses                               11,705         8,391
Other current assets                           10,854        12,627
Net assets of a discontinued operation         27,065        22,386
Prepaid income taxes                           46,800        46,800
                                              -------       -------
     Total current assets                     597,482       615,049
                                             --------      --------

Property and Equipment, at Cost:
Land                                           12,083        12,081
Buildings and improvements                     96,952        96,606
Machinery and equipment                       252,379       250,677
                                              -------       -------
                                              361,414       359,364
Less accumulated depreciation                 121,282       116,841
                                              -------       -------
     Total property and equipment, net        240,132       242,523
                                              -------       -------
Other Assets:
Goodwill, less accumulated amortization
  of $34,387,000 and $31,773,000              375,639       378,232
Intangible assets                               8,477         8,752
Notes receivable and other investments          9,848         9,339
Deferred income taxes                          10,476        10,022
Deferred debt expense                          20,556        21,066
Other                                          19,896        19,563
                                              -------       -------
                                              444,892       446,974
                                              -------       -------

                                           $1,282,506    $1,304,546
                                           ==========    ==========



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       NORTEK, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET
                                (Continued)
                       (Dollar Amounts in Thousands)

                                              April 4,       Dec. 31,
                                                1998           1997
                                            -----------      --------
                                            (Unaudited)
Liabilities and Stockholders' Investment

Current Liabilities:
Notes payable and other short-term
  obligations                                $ 13,427      $ 11,770
Current maturities of long-term debt            5,898         5,969
Accounts payable                              115,534        91,488
Accrued expenses and taxes, net               126,345       164,001
                                              -------       -------
     Total current liabilities                261,204       273,228
                                              -------       -------

Other Liabilities                              64,152        67,390
                                              -------       -------
Notes, Mortgage Notes and Obligations
  Payable, Less Current Maturities            833,459       835,840
                                              -------       -------

Stockholders' Investment:
Preference stock, $1 par value; authorized
  7,000,000 shares, none issued                   ---           ---
Common stock, $1 par value; authorized
  40,000,000 shares; 16,213,423 and
  16,050,794 shares issued                     16,213        16,051
Special common stock, $1 par value;
  authorized 5,000,000 shares; 864,581 and
  767,287 shares issued                           865           767
Additional paid-in capital                    136,736       135,345
Retained earnings                              60,266        58,966
Cumulative translation, pension
  and other adjustments                        (6,033)       (5,327)
Less --treasury common stock at cost,
      7,523,224 and 7,032,497 shares          (82,399)      (75,779)
     --treasury special common stock
      at cost, 285,987 and
      285,304 shares                           (1,957)       (1,935)
                                              -------       -------
     Total stockholders' investment           123,691       128,088
                                              -------       -------
                                           $1,282,506    $1,304,546
                                           ==========    ==========


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       NORTEK, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                  (In Thousands Except Per Share Amounts)

                                               For The
                                          Three Months Ended
                                          ------------------
                                         April 4,    March 29,
                                           1998         1997
                                           ----         ----
                                             (Unaudited)


Net Sales                              $392,468        $194,238
                                        -------       -------

Costs and Expenses:
 Cost of products sold                  294,654         136,986
 Amortization of acquired goodwill        2,560             712
 Selling, general and
   administrative expense                75,561          43,078
                                        -------         -------
                                        372,775         180,776
                                        -------         -------
Operating earnings                       19,693          13,462
Interest expense                        (19,458)         (7,323)
Investment income                         2,265           1,461
Earnings from continuing
   operations before provision
   for income taxes                       2,500           7,600
Provision for income taxes                1,200           2,900
                                        -------         -------
Earnings from continuing operations       1,300           4,700
Loss from discontinued operations           ---          (1,000)
                                        -------         -------
Net Earnings                           $  1,300        $  3,700
                                        =======         =======

Net Earnings (Loss) Per Share:
Earnings from continuing operations:
 Basic                                 $    .14        $    .48
 Diluted                               $    .13        $    .47

Loss from discontinued operations:
 Basic                                 $    ---        $   (.10)
                                       --------        --------
 Diluted                               $    ---        $   (.10)
                                       --------        --------
Net Earnings:
 Basic                                 $    .14        $    .38
                                       ========        ========
 Diluted                               $    .13        $    .37
                                        =======        ========

Weighted Average Number of Shares:
 Basic                                    9,540           9,723
                                         ======          ======
 Diluted                                  9,710           9,964
                                         ======          ======


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       NORTEK, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Amounts in Thousands)
                                                           For the
                                                      Three Months Ended
                                                   -----------------------
                                                   April 4,      March 29,
                                                     1998          1997
                                                   --------      ---------
Cash Flows from operating activities:                    (Unaudited)

Net earnings from continuing operations           $  1,300       $  4,700
Loss from discontinued operations                      ---         (1,000)
                                                  --------       --------
Net earnings                                      $  1,300       $  3,700
                                                  --------        -------
Adjustments to reconcile net earnings to cash:

Depreciation and amortization expense                9,978          4,849
Non-cash interest expense                              788            320
Deferred federal income tax
 provision                                             300            400
Changes in certain assets and liabilities, net
 of effects from acquisitions and dispositions:
 Accounts receivable, net                          (26,311)       (10,192)
 Prepaids and other current assets                  (3,198)        (1,855)
 Inventories                                       (12,624)        (6,511)
 Net assets of discontinued operations              (4,679)        (5,160)
 Accounts payable                                   24,539          8,977
 Accrued expenses and taxes                        (33,601)        (8,686)
 Long-term assets, liabilities and other, net         (220)        (1,752)
                                                   --------       --------
   Total adjustments to net earnings               (45,028)       (19,610)
                                                   --------       --------
   Net cash used in operating activities          $(43,728)      $(15,910)
                                                   --------       --------


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                                           For the
                                                       Three Months Ended
                                                    -----------------------
                                                    April 4,      March 29,
                                                      1998          1997
                                                    -------       --------
Cash Flows from investing activities:
Capital expenditures                                (5,982)        (4,160)
Purchase of investments and marketable
 securities                                            ---       (111,401)
Proceeds from the sale of investments
 and marketable securities                          13,977         20,940
Other, net                                          (3,377)        (1,069)
                                                  ---------       --------
   Net cash provided by (used in)
     investing activities                            4,618        (95,690)
                                                  ---------        -------
Cash Flows from financing activities:
Sale of notes, net                                     ---        169,395
Increase in borrowings                               2,078          3,862
Payment of borrowings                               (2,570)       (11,015)
Purchase of Nortek Common and Special Common
 Stock                                              (6,642)        (6,534)
Other, net                                           1,493            370
                                                  ---------       -------
   Net cash (used in)provided by financing
    activities                                      (5,641)       156,078
                                                  ---------       -------
Net (decrease)increase in unrestricted
 cash and cash equivalents                         (44,751)        44,478
Unrestricted cash and cash equivalents
 at the beginning of the period                    125,842         41,042
                                                  ---------       -------
Unrestricted cash and cash equivalents
 at the end of the period                        $  81,091       $ 85,520
                                                 =========       ========
Interest paid                                    $  37,977       $ 11,547
                                                 =========       ========
Income taxes paid, net                           $   2,171       $    834
                                                 =========       ========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
FOR THE THREE MONTHS ENDED MARCH 29, 1997
(Dollar Amounts in Thousands)

                                            Addi-                          Accumulated
                                  pecial   tional                          Other Compre-  Compre-
                         Common   Common   Paid-in   Retained    Treasury    hensive      hensive
                         Stock    Stock    Capital   Earnings      Stock     Income       Income
                         -----    -----    -------   --------    --------   --------    ---------
                                                    (Unaudited)
Balance, December 31,
1996                   $15,966   $  784   $135,028   $ 37,766   $(67,537)   $ (3,212)  $    ---
Net earnings               ---      ---        ---      3,700        ---         ---      3,700
Other comprehensive
  income:
  Translation adjustment   ---      ---        ---        ---        ---      (1,386)    (1,386)
  Unrealized increase
   in the value of
    marketable
    securities             ---      ---        ---        ---        ---          62         62
                                                                                         ------
Comprehensive income                                                                    $ 2,376
                                                                                         ======
10,666 shares of
 special common stock
 converted into
 10,666 shares of
 common stock               11     (11)        ---        ---        ---         ---
44,319 shares of
 common stock and
 5,808 shares of
 special common stock
 issued upon exercise
 of stock options           44       6         283        ---        ---         ---
280,900 shares of
 treasury stock
  acquired                 ---     ---         ---        ---     (6,534)        ---
                      --------  ------    --------   --------   --------    --------
Balance, March 29,
1997                  $ 16,021  $  779    $135,311   $ 41,466   $(74,071)   $ (4,536)
                      ========  ======    ========   ========   ========    ========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
FOR THE THREE MONTHS ENDED APRIL 4, 1998
(Dollar Amounts in Thousands)

                                               Addi-                        Accumulated
                                  Special     tional                        Other Compre-  Compre-
                        Common    Common     Paid-in    Retained  Treasury    hensive      hensive
                        Stock     Stock      Capital    Earnings  Stock       Income       Income
                        -----     -----      -------    --------  --------  ----------  ---------
                                            (Unaudited)
Balance, December 31,
1997                  $ 16,051   $  767     $135,345    $ 58,966  $(77,714)  $ (5,327)  $    ---
Net earnings               ---      ---          ---       1,300       ---        ---      1,300
Other comprehensive
  income:
  Translation adjustment   ---      ---          ---         ---       ---       (657)      (657)
  Unrealized increase in
   the value of market-
   able securities         ---      ---          ---         ---       ---         51         51
  Minimum pension
    liability, net of
    $65 tax benefit.       ---      ---          ---         ---       ---        (100)     (100)
                                                                                          -------
Comprehensive income                                                                      $  594
                                                                                          =======
3,697 shares of
 special common stock
 converted into
 3,697 shares of
 common stock                3      (3)         ---          ---       ---        ---
158,932 shares of
 common stock and
 100,991 shares of
 special common stock
 issued upon exercise
 of stock options          159     101        1,391          ---       ---        ---
205,423 shares of
 treasury stock
  acquired                 ---     ---          ---          ---    (6,642)       ---
                         ------   -----    --------      -------    -------    -------
Balance, April 4,
1998                     16,213    865      136,736       60,266   (84,356)    (6,033)
                         ======   =====    ========      =======    =======    =======

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        NORTEK, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      APRIL 4, 1998 AND MARCH 29, 1997

(A) The unaudited condensed consolidated financial statements presented ("Unaudited Financial Statements") have been prepared by Nortek, Inc. and include all of its wholly-owned subsidiaries (the "Company") after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, although, the Company believes that the disclosures included are adequate to make the information presented not misleading. Certain amounts in the Unaudited Financial Statements for the prior period have been reclassified to conform to the presentation at April 4, 1998, and for all periods presented, reflect the operations of the Plumbing Products Group as discontinued operations. (See Note F) It is suggested that these Unaudited Financial Statements be read in conjunction with the financial statements and the notes included in the Company's latest Annual Report on Form 10-K.

(B) In March 1997, the Company sold, $175,000,000 principal amount of 9 1/4% Senior Notes due March 15, 2007 ("9 1/4% Notes") at a slight discount. The net proceeds were used to refinance certain outstanding indebtedness of the Company's subsidiaries and for acquisitions and other general corporate purposes, including investment in plant and equipment.

(C) Acquisitions are accounted for as purchases and, accordingly, have been included in the Company's consolidated results of operations since the acquisition date. Purchase price allocations are subject to refinement until all pertinent information regarding the acquisitions is obtained.

     On August 26, 1997, a wholly owned subsidiary of the Company completed the acquisition of Ply Gem Industries, Inc. ("Ply Gem") in a tender offer for a cash price of $19.50 per outstanding share of common stock. Prior to accepting for payment the tendered shares of Ply Gem on August 26, 1997, the Company sold $310,000,000 principal amount of 9 1/8% Senior Notes due September, 2007 (the "9 1/8% Notes") at a slight discount. The Company used a portion of these net proceeds, together with available cash, to purchase the shares of Ply Gem, fund an approximate $45,000,000 payment to terminate Ply Gem's existing accounts receivable securitization program and pay certain fees and expenses.

     The following presents the approximate unaudited Pro Forma and As Adjusted net sales, operating earnings, loss from continuing operations and diluted loss per share of the Company for the first quarter of 1997 and gives pro forma effect to the acquisition of Ply Gem, the sale of $310,000,000 principal amount of 9 1/8% Notes, the extension of credit under the Ply Gem credit facility to refinance certain existing indebtedness and the termination of Ply Gem's accounts receivable

                        NORTEK, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      APRIL 4, 1998 AND MARCH 29, 1997
                                 (CONTINUED)

     securitization program, (all of which occurred in August 1997), the sale, in March 1997, of $175,000,000 principal amount of 9 1/4% Notes, the refinancing of certain subsidiary indebtedness, and reflects the estimated cost reductions as described below as if such transactions and adjustments had occurred on January 1, 1997.

                                            For the First Quarter of 1997
                                            -----------------------------
                                              (In thousands except per
                                                    share amounts)
                                                      (unaudited)
     Pro Forma
     ---------
     Net sales                                         $357,050
     Operating earnings                                  14,700
     Loss from continuing operations                     (3,000)
     Diluted loss from continuing operations
       per share                                          ($.31)

     As Adjusted
     -----------
     Net sales                                         $357,050
     Operating earnings                                  18,400
     Loss from continuing operations                       (600)
     Diluted loss from continuing operations
       per share                                          ($.06)


     In computing the pro forma losses, losses have been increased by the net interest income on the aggregate cash portion of the purchase price of the acquisition at the historical rate earned by the Company and interest expense on indebtedness incurred in connection with the acquisition and the refinancing and repayment of certain indebtedness of Ply Gem. Losses have been increased by amortization of goodwill and reflect net adjustments to depreciation expense as a result of an increase in the estimated fair market value of property and equipment and changes in depreciable lives. Interest expense on the subsidiary indebtedness refinanced with funds from the sale of the 9 1/4% Notes was excluded at an average interest rate consistent with the indebtedness outstanding which was refinanced, net of the tax effect. Interest expense was included on the 9 1/4% Notes at a rate of approximately 9 1/4%, plus amortization of deferred debt expense and debt discount, net of tax effect, and on the 9 1/8% Notes at a rate of approximately 9 1/8%, plus amortization of deferred debt expense and debt discount, net of tax effect.

           In addition, since the Ply Gem acquisition date, the Company has realized, and expects to continue to realize, cost savings as a result of the acquisition. These savings result from several actions, including: (i) the elimination of expenses associated with Ply Gem's New York headquarters; (ii) the consolidation of Ply Gem's corporate functions such as accounting, legal and risk management into Nortek; and (iii) the identification and rationalization of under-performing product lines. Pro Forma operating earnings for the first quarter of 1997 (see above) have

                        NORTEK, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      APRIL 4, 1998 AND MARCH 29, 1997
                                 (Continued)

     been adjusted for the pro forma effect of estimated cost reductions directly attributable to the acquisition totaling approximately $1,667,000. As Adjusted operating earnings for the first quarter of 1997 (see above) include cost reductions directly attributable to the acquisition and additional estimated cost savings related to expenses associated with the elimination of Ply Gem's New York headquarters, the consolidation of Ply Gem's corporate functions and the rationalization of certain under-performing product lines which total approximately $3,678,000.

     The pro forma information presented does not purport to be indicative of the results which would have been reported if these transactions had occurred on January 1, 1997, or which may be reported in the future.

(D) The Company's Board of Directors has authorized a number of programs to purchase shares of the Company's Common and Special Common Stock. The most recent of these programs was announced on April 30, 1997, to purchase up to 500,000 shares of the Company's Common and Special Common Stock in open market or negotiated transactions, subject to market conditions, cash availability and provisions of the Company's outstanding debt instruments. As of May 15, 1998, the Company has purchased approximately 317,250 shares of its Common and Special Common Stock under this program for approximately $9,300,000 and accounted for such share purchases as Treasury Stock.

     At May 15, 1998, after the sale of Common Stock as described in Note J, approximately $66,492,000 was available for the payment of cash dividends or stock purchases under the terms of the Company's most restrictive Indenture.

(E) In the fourth quarter of 1997, the Company adopted the provisions of SFAS No. 128, "Earnings Per Share." This statement requires a restatement of all prior-period earnings per share ("EPS") data
     presented.   Accordingly,  the  first quarter  of  1997  EPS  has  been restated.

     Basic earnings per share amounts have been computed using the weighted average number of common and common equivalent shares outstanding during each period. Special Common Stock is treated as the equivalent of Common Stock in determining earnings per share results. Diluted earnings per share amounts have been computed using the weighted average number of common and common equivalent shares and the dilutive potential common shares outstanding during each period.

                        NORTEK, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      APRIL 4, 1998 AND MARCH 29, 1997
                                 (Continued)


     A reconciliation between basic and diluted earnings per share is as follows:

                                          For the Three Months Ended
                                    -----------------------------------
                                    April 4, 1998        March 29, 1997
                                    -------------        --------------
                                  (In Thousands Except Per Share Amounts)

     Earnings from continuing
       Operations                       $1,300               $4,700
     Basic EPS:
       Basic common shares               9,540                9,723
                                        ======               ======
       Basic EPS                        $  .14               $  .48
                                        ======               ======
     Diluted EPS:
       Basic common shares               9,540                9,723
       Plus: Impact of stock options       170                  241
                                        ------               ------
       Diluted common shares             9,710                9,964
                                        ======               ======
       Diluted EPS                      $  .13               $  .47
                                        ======               ======

(F) In the fourth quarter of 1997, the Company adopted a plan of disposition for its Plumbing Products Group and provided a pre-tax reserve of $2,500,000 for future expenses including interest expense. In the first quarter of 1998, approximately $475,000 of corporate interest expense was allocated to this reserve. Loss from discontinued operations includes an allocation of corporate interest expense of approximately $475,000 in the first quarter of 1997. The following is an unaudited summary of the results of discontinued operations for the first three months ended March 29, 1997:

                                                      March 29, 1997
                                                   --------------------
                                                  (Amounts in Thousands)

     Net sales                                            $25,389

     Loss before income taxes                              (1,600)
     Income tax benefit                                       600
     Loss from discontinued operations                    $(1,000)


(G)  In  the  first  quarter  of  1998, the  Company  adopted  Statement  of
     Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") which requires the display of comprehensive income and its components in the financial statements. Comprehensive income includes net earnings and unrealized gains and losses from currency translation, marketable securities and pension liability adjustments. The components of the Company's comprehensive income and the effect on earnings, for the first quarter of 1997 and 1998, are detailed in the Statements of Stockholders' Investment.

                        NORTEK, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      APRIL 4, 1998 AND MARCH 29, 1997
                                 (Continued)

(H) On March 9, 1998, the Company through a wholly owned subsidiary, entered into an agreement to purchase NuTone, Inc., a wholly owned subsidiary of Williams plc, for approximately $242,500,000 in cash. The proposed acquisition is subject to the requirements of the Hart-Scott-Rodino Antitrust Improvements Act. In connection with its review of the proposed acquisition under the Act, the Federal Trade Commission ("FTC") has issued a "second request" for certain additional information. The FTC has taken no position with respect to the proposed acquisition and there can be no assurance that the proposed acquisition will be consummated. If the proposed acquisition is not consummated, the Company expects that it would incur an approximate $3,100,000 net after tax charge to its earnings as a result of fees, expenses and other acquisition related costs.

(I) On May 8, 1998, the Company announced that it had sold the assets of its Ply Gem subsidiary Studley Products, Inc. ("Studley"). Studley had sales of approximately $22,000,000 in 1997. Studley has been treated as a discontinued operation since the Ply Gem acquisition. No gain or loss will be recognized as a result of this transaction.

(J) On May 15, 1998, the Company sold 2,000,000 shares of its Common Stock at $31.50 per share and received net proceeds of approximately $58,900,000 after deducting underwriting discounts, commissions and estimated offering expenses. The Company has granted the Underwriters a 30-day option to purchase up to 300,000 additional shares of Common Stock to cover over-allotments, if any. The Company intends to use the net proceeds from this sale of stock to partially fund the proposed acquisition of NuTone, Inc. In the event the acquisition of NuTone is not consummated, the Company intends to use the net proceeds for general corporate purposes, including working capital requirements, capital additions, other acquisitions and possible reduction of indebtedness.

                        NORTEK, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE FIRST QUARTER ENDED APRIL 4, 1998
                 AND THE FIRST QUARTER ENDED MARCH 29, 1997

The Company is a diversified manufacturer of residential and commercial building products, operating within four principal product groups: the Residential Building Products Group; the Air Conditioning and Heating("HVAC") Products Group; the Windows, Doors and Siding Group; and the Specialty Products and Distribution Group. Through these product groups, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the residential and commercial construction, manufactured housing, and the do-it-yourself and professional remodeling and renovation markets.

On August 26, 1997, the Company acquired Ply Gem, which has been accounted for under the purchase method of accounting. Accordingly, the results of Ply Gem are included in the Company's consolidated results since that date. (See "Liquidity and Capital Resources" and Note C of the Notes to the Unaudited Financial Statements included elsewhere herein.)

In the fourth quarter of 1997, the Company adopted a plan to discontinue its Plumbing Products Group. Accordingly, the results of the Plumbing Products Group have been excluded from earnings from continuing operations and classified separately as discontinued operations for all periods presented. (See Note F of the Notes to the Unaudited Financial Statements included elsewhere herein.)

                        NORTEK, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE FIRST QUARTER ENDED APRIL 4, 1998
                 AND THE FIRST QUARTER ENDED MARCH 29, 1997
                                 (Continued)

Results of Operations

The  tables below and on the next page set forth, for the periods presented,
(a) certain consolidated operating results, (b) the change in the amount and the percentage change of such results as compared to the prior comparable period, (c) the percentage which such results bear to net sales and (d) the change of such percentages as compared to the prior comparable period. The results of operations for the first quarter ended April 4, 1998 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

                             First Quarter Ended       Change in
                             -------------------    First Quarter 1998
                             April 4,  March 29,   as Compared to 1997
                             -------------------   -------------------
                               1998      1997         $          %
                               ----      ----      -----     ------
                                   (Dollar amounts in millions)

Net sales                    $392.5     $194.2      $198.3    102.1%
Cost of products sold         294.6      137.0      (157.6)  (115.0)
Amortization of acquired
  goodwill                      2.6         .7        (1.9)  (271.4)
Selling, general and
   administrative expense      75.6       43.0       (32.6)   (75.8)
Operating earnings             19.7       13.5         6.2     45.9
Interest expense              (19.5)      (7.3)      (12.2)  (167.1)
Investment income               2.3        1.4          .9     64.3
Earnings from continuing
  operations before provision
    for income taxes            2.5        7.6        (5.1)   (67.1)
Provision for income taxes      1.2        2.9         1.7     58.6
Earnings from continuing
   operations                   1.3        4.7        (3.4)   (72.3)
Loss from discontinued
   operations                   ---       (1.0)        1.0    100.0
                            -------     ------      -------  ------
Net earnings                $   1.3     $  3.7      $ (2.4)   (64.9)%
                            =======     ======      =======  ======

                        NORTEK, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE FIRST QUARTER ENDED APRIL 4, 1998
                 AND THE FIRST QUARTER ENDED MARCH 29, 1997
                                 (Continued)


                          Percentage of Net Sales     Change in
                            First Quarter Ended       Percentage
                            -------------------     for the First
                             April 4, March 29,      Quarter 1998
                               1998      1997    as compared to 1997
                               ----      ----    -------------------

Net sales                     100.0%    100.0%           ---
Cost of products sold          75.0      70.5           (4.5)
Amortization of acquired
  goodwill                       .7        .4            (.3)
Selling, general and
 administrative expense        19.3      22.1            2.8
Operating earnings              5.0       7.0           (2.0)
Interest expense               (5.0)     (3.8)          (1.2)
Investment income                .6        .7            (.1)
Earnings from continuing
 operations before provision
 for income taxes                .6       3.9           (3.3)
Provision for income taxes       .3       1.5            1.2
Earnings from continuing
  operations                     .3       2.4           (2.1)
Loss from discontinued
 operations                     ---       (.5)            .5
                              -----      ----           ----
Net earnings                     .3%      1.9%          (1.6)
                              =====      ====           ====

The following presents the net sales for the Company's principal product groups for the first quarter ended April 4, 1998 as compared to the first quarter ended March 29, 1997 and the amount and the percentage change of such results as compared to the prior comparable period.

                             First Quarter Ended
                             -------------------
                             April 4,   March 29,   Increase/(Decrease)
                               l998        1997        $         %
                               ----        ----      -----    -----
                                          (000's omitted)
Net Sales:
 Residential Building
  Products                 $118,949    $103,159    $15,790      15.3%
 Air Conditioning and
  Heating Products          100,876      91,079      9,797      10.8
Windows, Doors and Siding    99,229         ---     99,229       ---
Specialty Products and
  Distribution               73,414         ---     73,414       ---
                            -------     -------     ------     -----
 Total                     $392,468    $194,238   $198,230     102.1%
                            =======     =======    =======     =====

Certain amounts in the table for the prior period have been reclassified to conform to the classifications for the first quarter ended April 4, 1998.

                        NORTEK, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE FIRST QUARTER ENDED APRIL 4, 1998
                 AND THE FIRST QUARTER ENDED MARCH 29, 1997
                                 (Continued)

Operating Results
-----------------

Net sales increased approximately $198,300,000 or approximately 102.1%, in the first quarter of 1998 as compared to the first quarter of 1997 (or increased approximately $201,400,000 or approximately 103.7% excluding the effect of foreign exchange). Net sales increased principally as a result of the acquisition of Ply Gem, which contributed approximately $172,600,000 to net sales in the first quarter of 1998. Excluding sales from the acquisition, net sales increased approximately $25,700,000, or 13.2% for the first quarter of 1998, as compared to the first quarter of 1997 (or increased approximately $28,800,000, or approximately 14.8% excluding the effect of foreign exchange). This increase was principally as a result of higher sales volume in the Residential Building Products Group and the Air Conditioning and Heating Products Group.

Cost of products sold as a percentage of net sales increased from approximately 70.5% in the first quarter of 1997 to approximately 75.0% in the first quarter of 1998. This increase in the percentage is in large part due to the effect of low sales levels (seasonality) from Ply Gem, but with fairly constant quarterly levels of fixed costs throughout the year. Ply Gem's Windows, Doors and Siding Group's net sales levels, with their heavy concentration in the upper mid-west and northeast regions of the country, tend to be significantly lower in the first quarter than the other three quarters of the year, while fixed labor, overhead and depreciation cost and expense remain constant among the four quarters of each year. Excluding the Ply Gem businesses, (which have a higher level of cost of sales than the overall group of businesses owned prior to the acquisition), cost of products sold as a percentage of net sales decreased from approximately 70.5% in the first quarter of 1997 to approximately 69.2% in the first quarter of 1998. The decrease in the percentage principally resulted from increased sales without a proportionate increase in cost, (primarily overhead) in both the Residential building Products Group and the Air
Conditioning and heating Products Group. Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors, including changes in the relative mix of products sold, the effect of changes in sales prices, the material cost of products sold and changes in productivity levels.

Amortization of acquired goodwill as a percentage of net sales increased from approximately .4% of net sales in the first quarter of 1997 to approximately .7% of net sales in the first quarter of 1998, principally as a result of the acquisition of Ply Gem.

Selling, general and administrative expense as a percentage of net sales decreased from approximately 22.1% in the first quarter of 1997 to approximately 19.3% in the first quarter of 1998. This decrease in the percentage is partially offset by the effect of certain constant fixed expense levels throughout the year at Ply Gem on relatively low first quarter

                        NORTEK, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE FIRST QUARTER ENDED APRIL 4, 1998
                 AND THE FIRST QUARTER ENDED MARCH 29, 1997
                                 (Continued)


sales levels due to the seasonality of the Windows, Doors and Siding Products Group. Excluding the Ply Gem businesses, (which have a lower level of selling, general and administrative expense to net sales than the overall group of businesses owned prior to the acquisition), selling, general and administrative expense as a percentage of net sales decreased from approximately 22.1% in 1997 to approximately 21.4% in the first quarter of 1998. This decrease in the percentage was due principally to higher sales levels in the Residential Building Products Group and the Air Conditioning and Heating Products Group without a proportionate increase in expense.

Segment earnings were approximately $22,800,000 for the first quarter of 1998 as compared to approximately $16,600,000 for the first quarter of 1997. Segment earnings are operating earnings from continuing operations before corporate and other expenses that are not directly attributable to the Company's product groups. The Ply Gem acquisition contributed a loss of approximately $100,000 to segment earnings in the first quarter of 1998. Ply Gem's segment earnings, due to the seasonal nature of the Windows, Doors and Siding Group with their heavy concentration in the upper mid-west and north east regions of the country are proportionately lower than the results expected in other quarters. Segment earnings have been reduced by depreciation and amortization expense of approximately $10,000,000 and approximately $4,800,000 for 1998 and 1997, respectively. The acquisition of Ply Gem contributed approximately $4,800,000 of the increase in depreciation and amortization expense in the first quarter of 1998. The overall increase in segment earnings was due principally to increased sales volume without a proportionate increase in expense particularly in the Residential Building Products Group and the residential and manufactured housing sectors of the Air Conditioning and Heating Products Group.

Earnings of foreign operations, consisting primarily of the results of operations of the Company's Canadian and European subsidiaries, which manufacture built-in ventilating products were approximately 9.8% of segment earnings in the first quarter of 1998 and 1997. Sales and earnings derived from the international market are subject to the risks of currency fluctuations.

Operating earnings in the first quarter of 1998 increased approximately $6,200,000 or approximately 45.9% as compared to the first quarter of 1997, primarily due to the factors previously discussed.

Interest expense in the first quarter of 1998 increased approximately $12,200,000 or approximately 167.1% as compared to the first quarter of 1997, primarily as a result of the sale of the 9 1/4% Notes on March 17, 1997, the sale of the 9 1/8% Notes in August 1997 and indebtedness of Ply Gem existing at the date of acquisition. This increase was partially offset by the refinancing of certain outstanding indebtedness of the Company's subsidiaries in 1997. (See Notes B and C of the Notes to the Unaudited Financial Statements included elsewhere herein.)

                        NORTEK, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE FIRST QUARTER ENDED April 4, 1998
                 AND THE FIRST QUARTER ENDED MARCH 29, 1997
                                 (Continued)

Investment income in the first quarter of 1998 increased approximately $900,000 or approximately 64.3% as compared to the first quarter 1997, principally due to higher average invested balances of short-term investments and marketable securities.

The  provision for income taxes was approximately $1,200,000 for  the  first quarter  of  1998,  as compared to approximately $2,900,000  for  the  first quarter of 1997. The income tax rates differed from the United States Federal statutory rate of 35% principally as a result of applying an estimated annual effective tax rate, which rates include the effects of state income tax provisions, nondeductible amortization expense (for tax purposes), changes in tax reserves, the effect of foreign income tax on foreign source income and the effect of product development tax credits from foreign operations.

In the fourth quarter of 1997, the Company adopted a plan to discontinue its Plumbing Products Group and provided a pre-tax reserve of $2,500,000 for future expenses including interest expense. In the first quarter of 1998, approximately $475,000 of corporate interest expense was allocated against this reserve. The loss from discontinued operations related to the Plumbing Products Group in the first quarter of 1997 was approximately $1,000,000, net of income tax benefits of approximately $600,000 and reflects an allocation of corporate interest expense of approximately $475,000. (See Note F of the Notes to the Unaudited Financial Statements included elsewhere herein.)

Liquidity and Capital Resources
-------------------------------

Unrestricted cash and cash equivalents decreased from approximately $125,842,000 at December 31, 1997 to approximately $81,091,000 at April 4, 1998. The Company's investment in marketable securities at April 4, 1998 consisted primarily of investments in bank issued money market instruments, commercial paper and United States Treasury securities. At April 4, 1998, approximately $6,368,000 of the Company's cash and investments were pledged as collateral for insurance and other requirements and were classified as restricted in current assets in the Company's accompanying consolidated balance sheet.

The Company's Board of Directors has authorized a program to purchase up to 500,000 shares of the Company's Common and Special Common Stock in open-market or negotiated transactions subject to market conditions, cash availability and provisions of the Company's outstanding debt instruments. As of May 15, 1998, the Company had purchased approximately 317,250 shares of its Common and Special Common Stock under this program for approximately $9,300,000 and accounted for such share purchases as Treasury Stock.

At May 15, 1998, after the sale of Common Stock, approximately $66,492,000 was available for the payment of cash dividends or stock payments under the terms of the Company's most restrictive Indenture. (See Note J of the Notes to the Unaudited Financial Statements included elsewhere herein.)

                        NORTEK, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE FIRST QUARTER ENDED April 4, 1998
                 AND THE FIRST QUARTER ENDED MARCH 29, 1997
                                 (Continued)

The Company's working capital and current ratio decreased slightly from approximately $341,821,000 and 2.3:1, respectively, to approximately $336,278,000 and 2.3:1, respectively, between December 31, 1997 and April 4, 1998, principally as a result of the factors described below.

Accounts receivable increased approximately $24,073,000 or approximately 13.3%, between December 31, 1997 and April 4, 1998, while net sales decreased approximately $23,248,000 or approximately 5.6% in the first quarter of 1998 as compared to the fourth quarter of 1997. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on April 4, 1998 as compared to December 31, 1997. The Company has not experienced any significant changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in 1998.

Inventories increased approximately $10,649,000 or approximately 6.0%, between December 31, 1997 and April 4, 1998.

Accounts payable increased approximately $24,046,000 or approximately 26.3%, between December 31, 1997 and April 4, 1998

Unrestricted cash and cash equivalents decreased approximately $44,751,000 from December 31, 1997 to April 4, 1998, principally as a result of the following:
                                                      Condensed
                                                     Consolidated
                                                       Cash Flows
                                                       ----------
Operating Activities--
 Cash flow from operations, net                      $12,366,000
 Increase in accounts receivable, net                (26,311,000)
 Increase in inventories                             (12,624,000)
 Increase in prepaids and other current assets        (3,198,000)
 Increase in net assets of discontinued operations    (4,679,000)
 Increase in trade accounts payable                   24,539,000
 Decrease in accrued expenses and taxes              (33,601,000)
Investing Activities-
 Proceeds from the sale of marketable securities      13,977,000
 Capital expenditures                                 (5,982,000)
Financing Activities-
 Payment of borrowings, net                             (492,000)
 Purchase of Nortek Common and Special
   Common Stock                                       (6,642,000)
Other, net                                            (2,104,000)
                                                    -------------
                                                    $(44,751,000)
                                                    =============

                        NORTEK, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE FIRST QUARTER ENDED APRIL 4, 1998
                 AND THE FIRST QUARTER ENDED MARCH 29, 1997
                                 (Continued)

The impact of changes in foreign currency exchange rates on cash was not material and has been included in other, net.

The Company's debt-to-equity ratio increased from approximately 6.7:1 at December 31, 1997 to 6.9:1 at April 4, 1998, primarily as a result of the purchase of the Company's Common and Special Common Stock (see Note D to Consolidated Financial Statements), partially offset by net earnings for the three month ended April 4, 1998. (See the Consolidated Statement of Stockholders' Investment included elsewhere herein.)

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

Capital expenditures were approximately $22,500,000 in 1997 and are expected to be approximately $40,000,000.

On March 9, 1998, the Company through a wholly owned subsidiary, entered into an agreement to purchase NuTone, Inc., a wholly-owned subsidiary of Williams plc, for approximately $242,500,000 in cash, subject to adjustment. The proposed acquisition is subject to the requirements of the Hart-Scott-Rodino Antitrust Improvements Act. In connection with its review of the proposed acquisition under the Act, the Federal Trade Commission ("FTC") has issued a "second request" for certain additional information. The FTC has taken no position with respect to the proposed acquisition and there can be no assurance that the proposed acquisition, as proposed, will be consummated. If the proposed acquisition is not consummated, the Company expects that it would incur an approximate $3,100,000 net after tax charge to its earnings as a result of the fees, expenses and other acquisition related costs. On May 15, 1998, the Company sold 2,000,000 shares of its Common Stock at $31.50 per share and received net proceeds of approximately $58,900,000 after deducting underwriting discounts, commissions and estimated offering expenses. The Company has granted the Underwriters a 30-day option to purchase up to 300,000 additional shares of Common Stock, to cover over-allotments, if any. The Company intends to use the net proceeds from this sale of Common Stock to partially fund the proposed acquisition of NuTone. In the event the proposed acquisition of NuTone is not consummated, the Company intends to use the net proceeds for general corporate purposes, including working capital requirements, capital additions, other acquisitions and possible reduction of indebtedness. In order to consummate the proposed acquisition, the Company will need to raise additional funds through a debt financing. The Company anticipates that following the acquisition, additional funds required to support its working

                        NORTEK, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE FIRST QUARTER ENDED APRIL 4, 1998
                 AND THE FIRST QUARTER ENDED MARCH 29, 1997
                                 (Continued)

capital needs will be obtained from available cash, cash from operations, additional borrowings and the proceeds from sales of certain of the Company's existing businesses.

The Company expects to use a combination of approximately $58,900,000 from the net proceeds from the sale of Common Stock, $60,000,000 of available cash and $131,100,000 of additional indebtedness to finance the proposed acquisition and to pay related fees and expenses, including financing fees and expenses. Therefore, after giving pro forma effect to the sale of Common Stock and the proposed acquisition, the Company's total unrestricted cash, cash equivalents and marketable securities would be approximately $44,141,000 as of April 4, 1998. (See Notes H and J of the Notes to the Unaudited Financial Statements included elsewhere herein.)

After giving pro forma effect to the sale of Common Stock and the proposed acquisition, the Company's leverage will be reduced, although the Company will remain highly leveraged and expects to continue to remain highly leveraged for the foreseeable future. As of April 4, 1998, after giving pro forma effect to the sale of Common Stock and the proposed acquisition, the Company would have had total debt of approximately $983,800,000 and its debt to equity ratio would decrease to 5.4 to 1.

After giving pro forma effect to the sale of Common Stock and the proposed acquisition, the Company would have had working capital (exclusive of cash, cash equivalents and marketable securities) of approximately $246,700,000 at April 4, 1998. Historically, the Company's level of working capital has been seasonal in nature, with peak levels occurring during the second and third fiscal quarters.

The proposed acquisition is not expected to have a material effect on the Company's capital expenditure requirements.

After giving effect to the proposed acquisition, annual net interest expense is expected to increase to approximately $84,500,000.

Absent the proposed acquisition, the Company believes that cash flow from subsidiary operations, unrestricted cash and marketable securities, and borrowings under new credit facilities or arrangements which may be entered into will provide sufficient liquidity to meet the Company's working capital, capital expenditure, debt service and other on going business needs through the next 12 months.

The Company is in the process of updating its computer systems to ensure that its systems are Year 2000 compliant and to improve the systems. The Company has and will continue to make investments in its computer systems and applications to ensure that the Company is Year 2000 compliant. Although the Company does not believe it will suffer any major effects from the Year 2000 issue, there can be no assurance that the Company, any business acquired by the Company, including the proposed acquisition, or any of the Company's customers or vendors will not experience interruptions of operations because of Year 2000 problems. Year 2000 problems might require the company to incur unanticipated expenses and such expenses could have a material adverse effect on the Company's business, financial condition and results of operations.

                        NORTEK, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE FIRST QUARTER ENDED APRIL 4, 1998
                 AND THE FIRST QUARTER ENDED MARCH 29, 1997
                                 (Continued)

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

             (a)    Exhibits

                    27 - Financial Data Schedule (filed herewith).

             (b)    Reports on Form 8-K.

                    The  following reports on Form 8-K were  filed  by
                     the registrant during the period:

                         March 12, 1998, Item 5, Other

                         March 18, 1998, Amendment No. 1 to Form 8-K filed March 12, 1998, Item 7 Financial Statements, Pro Forma Financial Information and Exhibits.

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




May 18, 1998
-------------
  (Date)


<PAGE                               -25-