Form 10-Q
period 1998-07-04
NORTEK INC
filed 1998-08-18
CIK 72423

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D. C.   20549

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended       July 4, 1998
                  ------------------------------

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

The number of shares of Common Stock outstanding as of August 7, 1998 was 11,177,768. The number of shares of Special Common Stock outstanding as of August 7, 1998 was
573,455.

                  NORTEK, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEET
                  (Dollar Amounts in Thousands)

                                              July 4,        Dec. 31,
Assets                                          1998           1997
                                                ----           ----
                                                    (Unaudited)
Current Assets:
Unrestricted
  Cash and cash equivalents                  $201,619        $125,842
  Marketable securities available for sale     12,055          35,988
Restricted investments and marketable
  securities at cost, which approximates
  market                                        6,389           6,348
Net assets of a discontinued operation         32,256          22,386
Accounts receivable, less allowances
  of $13,239,000 and $11,047,000              209,527         180,414
Inventories
  Raw materials                                54,436          72,693
  Work in process                              18,437          18,399
  Finished goods                               99,191          85,161
                                              -------         -------
                                              172,064         176,253
                                              -------         -------

Prepaid expenses                               11,779           8,391
Other current assets                            9,982          12,627
Prepaid income taxes                           46,800          46,800
                                              -------         -------
     Total current assets                     702,471         615,049
                                              -------         -------

Property and Equipment, at Cost:
Land                                           11,420          12,081
Buildings and improvements                     94,281          96,606
Machinery and equipment                       253,473         250,677
                                              -------         -------
                                              359,174         359,364
Less accumulated depreciation                 122,999         116,841
                                              -------         -------
     Total property and equipment, net        236,175         242,523
                                              -------         -------
Other Assets:
Goodwill, less accumulated amortization
  of $36,661,000 and $31,773,000              372,718         378,232
Intangible assets                               8,246           8,752
Notes receivable and other investments          8,949           9,339
Deferred income taxes                           8,473          10,022
Deferred debt expense                          19,952          21,066
Other                                          21,480          19,563
                                              -------         -------
                                              439,818         446,974
                                              -------         -------
                                           $1,378,464      $1,304,546
                                           ==========      ==========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  NORTEK, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEET
                           (Continued)
                  (Dollar Amounts in Thousands)

                                              July 4,        Dec. 31,
                                                1998           1997
                                              -------        --------
                                                   (Unaudited)
Liabilities and Stockholders' Investment

Current Liabilities:
Notes payable and other short-term
  obligations                                $ 11,156        $ 11,770
Current maturities of long-term debt            5,746           5,969
Accounts payable                              122,567          91,488
Accrued expenses and taxes, net               152,218         164,001
                                              -------         -------
     Total current liabilities                291,687         273,228
                                              -------         -------
Other Liabilities                              64,697          67,390
                                              -------         -------
Notes, Mortgage Notes and Obligations
  Payable, Less Current Maturities            826,350         835,840
                                              -------         -------

Stockholders' Investment:
Preference stock, $1 par value; authorized
  7,000,000 shares, none issued                   ---             ---
Common stock, $1 par value; authorized
  40,000,000 shares; 18,409,378 and
  16,050,794 shares issued                     18,409          16,051
Special common stock, $1 par value;
  authorized 5,000,000 shares; 860,122
  and 767,287 shares issued                       860             767
Additional paid-in capital                    198,886         135,345
Retained earnings                              68,766          58,966
Cumulative translation, pension
  and other adjustments                        (6,903)         (5,327)
Less --treasury common stock at cost,
      7,237,237 and 7,032,497 shares          (82,331)        (75,779)
     --treasury special common stock
      at cost, 285,987 and
      285,304 shares                           (1,957)         (1,935)
                                              -------         -------
     Total stockholders' investment           195,730         128,088
                                              -------         -------
                                           $1,378,464      $1,304,546
                                           ==========      ==========


     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  NORTEK, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
             (In Thousands Except Per Share Amounts)


                                               For The
                                          Three Months Ended
                                          ------------------
                                         July 4,      June 28,
                                           1998         1997
                                         -------      --------
                                             (Unaudited)


Net Sales                             $449,647         $223,795
                                      --------         --------

Costs and Expenses:
 Cost of products sold                  333,941         158,725
 Selling, general and
   administrative expense                79,938          45,521
 Amortization of acquired goodwill        2,614             717
                                        -------         -------
                                        416,493         204,963
                                        -------         -------
Operating earnings                       33,154          18,832
Interest expense                        (19,740)        (10,245)
Investment income                         2,086           3,113
                                        -------         -------
Earnings from continuing
   operations before provision
   for income taxes                      15,500          11,700
Provision for income taxes                7,000           4,000
                                        -------         -------
Earnings from continuing operations       8,500           7,700
Loss from discontinued operations           ---          (1,000)
                                        -------         -------
Net Earnings                          $   8,500        $  6,700
                                        =======         =======

Net Earnings (Loss) Per Share:
Earnings from continuing operations:
 Basic                                $     .79        $    .80
 Diluted                              $     .78        $    .78

Loss from discontinued operations:
 Basic                                $     ---        $   (.10)
                                        -------          -------
 Diluted                              $     ---        $   (.10)
                                        -------          -------
Net Earnings:
 Basic                                $     .79        $    .70
                                        =======         =======
 Diluted                              $     .78        $    .68
                                        =======         =======

Weighted Average Number of Shares:
 Basic                                   10,718           9,602
                                         ======         =======
 Diluted                                 10,905           9,828
                                        =======         =======


   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  NORTEK, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
             (In Thousands Except Per Share Amounts)

                                               For The
                                           Six Months Ended
                                          ------------------
                                         July 4,      June 28,
                                           1998         1997
                                         -------      --------
                                             (Unaudited)


Net Sales                              $842,115        $418,033
                                        -------         -------

Costs and Expenses:
 Cost of products sold                  628,595         295,711
 Selling, general and
   administrative expense               155,499          88,599
 Amortization of acquired goodwill        5,174           1,429
                                        -------         -------
                                        789,268         385,739
                                        -------         -------
Operating earnings                       52,847          32,294
Interest expense                        (39,198)        (17,568)
Investment income                         4,351           4,574
                                        -------         -------
Earnings from continuing
   operations before provision
   for income taxes                      18,000          19,300
Provision for income taxes                8,200           6,900
                                        -------         -------
Earnings from continuing operations      9,800           12,400
Loss from discontinued operations           ---          (2,000)
                                        -------         -------
Net Earnings                           $  9,800        $ 10,400
                                        =======         =======

Net Earnings (Loss) Per Share:
Earnings from continuing operations:
 Basic                                 $    .97        $   1.28
 Diluted                               $    .95        $   1.25

Loss from discontinued operations:
 Basic                                 $    ---        $   (.20)
                                       --------        ---------
 Diluted                               $    ---        $   (.20)
                                       --------        ---------
Net Earnings:
 Basic                                 $    .97        $   1.08
                                       ========        =========
 Diluted                               $    .95        $   1.05
                                       ========        =========

Weighted Average Number of Shares:
 Basic                                   10,129           9,663
                                        =======        ========
 Diluted                                 10,311           9,896
                                        =======        ========


     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  NORTEK, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Amounts in Thousands)


                                                   For the
                                               Six Months Ended
                                              ------------------
                                             July 4,     June 28,
                                               1998        1997
Cash Flows from operating activities:        ------      -------
                                                 (Unaudited)

Earnings from continuing operations     $ 9,800    $ 12,400
Loss from discontinued operations               ---      (2,000)
                                            -------    --------
Net earnings                                  9,800      10,400
                                             ------    --------

Adjustments to reconcile net earnings to cash:
Depreciation and amortization expense        19,876      10,439
Non-cash interest expense                     1,611         583
Net gain on investments and marketable
  securities                                    ---        (175)
Deferred federal income tax
 provision                                    4,400         200
Changes in certain assets and liabilities, net
 of effects from acquisitions and dispositions:
  Accounts receivable, net                  (40,952)    (15,973)
Prepaid  and other current assets            (2,501)     (2,286)
Inventories                                 (11,761)     (6,919)
Net assets of discontinued operations        (6,659)     (4,630)
 Accounts payable                            32,618      12,555
 Accrued expenses and taxes                  (4,281)      5,180
 Long-term assets,liabilities and other,net  (3,640)       (900)
                                             -------     -------
   Total adjustments to net earnings        (11,289)     (1,926)
                                            --------     -------
   Net cash (used in) provided by            (1,489)      8,474
   operating activities                     --------     -------

Cash Flows from investing activities:
Capital expenditures                        (15,507)     (7,748)
Purchase of investments and marketable
  Securities                                    ---    (157,037)
Proceeds from the sale of investments
   and marketable securities                 23,978      37,220
Proceeds from businesses sold, net           24,937         ---
Other, net                                   (5,048)     (1,407)
                                            --------     -------
   Net cash provided by (used in)
   investing activities                      28,360    (128,972)
                                            -------    ---------


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       NORTEK, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Amounts in Thousands)
                                (Continued)

                                                    For the
                                               Six Months Ended
                                              ------------------
                                             July 4,     June 28,
                                              1998         1997
                                            --------    ---------
    Cash Flows from financing activities:        (Unaudited)
    Sale of notes, net                          ---      169,395
    Net decrease in borrowings              (10,312)     (26,223)
    Net proceeds from the sale of Nortek
     Common Stock                            64,300          ---
    Purchase of Nortek Common and Special
     Common Stock                            (6,574)      (7,626)
    Other, net                                1,492          679
                                            -------       -------
    Net cash provided by financing
      activities                             48,906      136,225
                                            -------      --------
   Net increase in unrestricted cash
      and cash equivalents                   75,777       15,727
    Unrestricted cash and cash equivalents
      at the beginning of the period        125,842       41,042
                                            -------      --------
Unrestricted cash and cash equivalents
      at the end of the period             $201,619     $ 56,769
                                           ========     ========
    Interest paid                          $ 40,301     $ 13,092
                                           ========     ========
    Income taxes paid, net                 $  3,856     $  5,289
                                           ========     ========


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
FOR THE THREE MONTHS ENDED June 28, 1997
(Dollar Amounts in Thousands)

                                           Addi-                         Accumulated
                                 Special   tional                          Other
                        Common   Common    Paid-in    Retained Treasury  Comprehensive  Comprehensive
                         Stock    Stock    Capital    Earnings  Stock      Income         Income
                       --------  ------   --------    -------- --------  -------------  ---------
                                            (Unaudited)
Balance, March 29,
 1997                  $16,021    $779    $135,311    $41,466   $(74,071)   $ (4,536)
Net earnings               ---     ---         ---      6,700                    ---      $6,700
Other comprehensive
 income:
 Translation adjustment    ---     ---         ---        ---        ---         281         281
 Unrealized increase
    in the value of
    marketable
    securities                                                                   307         307
                                                                                          ------
Comprehensive income                                                                      $7,288
4,972 shares of                                                                           ======
 special common stock
 converted into
 4,972 shares of
 common stock                5      (5)        ---        ---        ---         ---
57,005 shares of
 treasury stock
 acquired                  ---     ---         ---        ---     (1,161)        ---

Balance, June 28,     --------  ------    --------   --------   ---------   ---------
1997                  $ 16,026  $  774    $135,311   $ 48,166   $(75,232)   $ (3,948)
                      ========  ======    ========   ========   =========   =========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
FOR THE THREE MONTHS ENDED JULY 4, 1998
(Dollar Amounts in Thousands)

                                           Addi-                         Accumulated
                                 Special   tional                          Other
                        Common   Common    Paid-in    Retained Treasury  Comprehensive  Comprehensive
                        Stock    Stock     Capital    Earnings Stock     Income         Income
                      --------   -------  --------   --------- --------  ------------   -------
                                            (Unaudited)
Balance, April 4,
  1998                 $16,213    $  865  $136,736    $ 60,266  $(84,356) $ (6,033)
  Net earnings             ---       ---       ---       8,500       ---       ---        $8,500
Other comprehensive
  income:
  Translation adjustment   ---       ---        ---        ---       ---      (940)         (940)
  Unrealized increase
   in the value of
   marketable
   securities              ---       ---        ---        ---       ---        70            70
                                                                                           ------
Comprehensive income                                                                       $7,630
                                                                                           =======
Sale of 2,182,500 shares
  of common stock        2,182       ---     62,207        ---       ---       ---
4,459 shares of
 special common stock
 converted into
 4,459 shares of
 common stock                5        (5)       ---        ---       ---
8,996 shares of
 common stock
 issued upon exercise
 of stock options            9       ---       (57)        ---       ---       ---
Other                      ---       ---       ---         ---        68       ---
                       -------    ------  --------     -------   --------  -------
Balance, July 4,1998   $18,409     $ 860  $198,886     $68,766  $(84,288)  $(6,903)
                       =======    ======  ========     =======  =========  ========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
FOR THE SIX MONTHS ENDED JUNE 28, 1997
(Dollar Amounts in Thousands)

                                           Addi-                          Accumulated
                                 Special   tional                           Other
                       Common    Common    Paid-in    Retained Treasury  Comprehensive  Comprehensive
                       Stock     Stock     Capital    Earnings  Stock       Income         Income
                       ------   -------    -------    -------- --------   ------------   ----------
                                            (Unaudited)
Balance, December 31,
 1996                $ 15,966   $  784   $ 135,028 $ 37,766  $ (67,537) $ (3,212)

Net earnings              ---      ---         ---   10,400       ---       ---          $10,400
Other comprehensive
  income:
  Translation adjustment  ---      ---         ---      ---       ---     (1,105)         (1,105)
  Unrealized increase
   in the value of
   marketable
   securities             ---      ---         ---      ---       ---        369             369
                                                                                           ------
Comprehensive income                                                                       $9,664
                                                                                           ------
15,638 shares of
 special common stock
 converted into
 15,638 shares of
 common stock              16      (16)        ---     ---          ---       ---
44,319 shares of
 common stock and
 5,808 shares of
 special common stock
 issued upon exercise
 of stock options          44        6         283     ---          ---       ---
337,905 shares of
 treasury stock
 acquired                 ---      ---         ---     ---       (7,695)      ---
Balance, June 28,    --------   ------   --------- --------   ---------- ---------
1997                 $ 16,026     $ 74   $ 135,311 $ 48,166   $ (75,232) $ (3,948)
                     ========   ======   ========= ========   ========== =========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
FOR THE SIX MONTHS ENDED JULY 4, 1998
(Dollar Amounts in Thousands)

                                           Addi-                          Accumulated
                                 Special   tional                           Other
                        Common   Common    Paid-in    Retained  Treasury  Comprehensive  Comprehensive
                        Stock    Stock     Capital    Earnings   Stock      Income         Income
                        ------   -------  --------    --------  -------- -------------  ----------
                                                               (Unaudited)
Balance, December 31,
 1997                 $ 16,051    $ 767  $ 135,345    $ 58,966 $ (77,714)    $(5,327)
Net earnings               ---      ---        ---       9,800       ---         ---       $ 9,800
Other comprehensive
  income:
  Translation adjustment   ---      ---        ---         ---       ---     (1,597)       (1,597)
  Unrealized increase
   in the value of
   marketable securities   ---      ---        ---         ---       ---        121           121
Minimum pension liability
  Net of $65 tax benefit   ---      ---        ---         ---       ---       (100)         (100)
                                                                                          -------
Comprehensive income                                                                      $ 8,224
                                                                                          =======
Sale of 2,182,500 shares
  of common stock        2,182      ---     62,207         ---      ---         ---
8,156 shares of
  special common stock
  converted into
  8,156 shares of
  common stock               8      (8)        ---          ---     ---         ---
167,982 shares of
  common stock and
  100,991 shares of
  special common stock
  issued upon exercise
  of stock options         168     101       1,334          ---     ---         ---
205,423 shares of
  treasury stock acquired  ---     ---         ---          ---   (6,574)       ---
  Balance, July 4,    --------   -------  --------     -------- ---------   --------
   1998               $ 18,409  $  860    $ 98,886     $ 68,766 $(84,288)   $(6,903)
                      ========  ======    ========     ======== =========   ========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       NORTEK, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      JULY 4, 1998 AND JUNE 28, 1997

(A) The unaudited condensed consolidated financial statements (the "Unaudited Financial Statements") presented have been prepared by Nortek, Inc. and include all of its wholly-owned subsidiaries (the "Company") after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, although, the Company believes that the disclosures included are adequate to make the information presented not misleading. Certain amounts in the Unaudited Financial Statements for the prior period have been reclassified to conform to the presentation at July 4, 1998, and for all periods presented, reflect the operations of the Plumbing Products Group as discontinued operations (See Note H). It is suggested that these Unaudited Financial Statements be read in conjunction with the financial statements and the notes included in the Company's latest Annual Report on Form 10-K.

(B) In March 1997, the Company sold, $175,000,000 principal amount of 9 1/4% Senior Notes due March 15, 2007 ("9 1/4% Notes") at a slight discount. The net proceeds were used to refinance certain outstanding indebtedness of the Company's subsidiaries and for acquisitions and other general corporate purposes, including investment in plant and equipment.

(C) During the second quarter of 1998, the Company sold, in a public offering, 2,182,500 shares of its common stock for net proceeds of approximately $64,300,000 (the "Common Stock Sale").

(D) Acquisitions are accounted for as purchases and, accordingly, have been included in the Company's consolidated results of operations since the acquisition date. Purchase price allocations are subject to refinement until all pertinent information regarding the acquisitions is obtained.

(E) On July 31, 1998, the Company, through a wholly-owned subsidiary, purchased all of the issued and outstanding capital stock of NuTone Inc.("NuTone"), a wholly owned subsidiary of Williams plc ("Williams") for an aggregate purchase price of $242,500,000. In connection with the acquisition, the Company assumed NuTone's operating liabilities (other than intercompany borrowings), including certain liabilities of NuTone concerning post-retirement and other benefit obligations. The purchase price is subject to adjustment based on NuTone's net asset value determined as of August 1, 1998. If the final closing net asset value, as determined in accordance with the NuTone purchase agreement, is within the range

                       NORTEK, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      JULY 4, 1998 AND JUNE 28, 1997
                                (Continued)

    of $65,100,000 to $67,100,000 (inclusive), then there will be no adjustment to the purchase price. If the final closing net asset value, as determined in accordance with the NuTone purchase agreement, exceeds $67,100,000, then the Company is obligated to pay Williams an amount equal to the difference between the final closing net asset value and $67,100,000. If the final closing net asset value is less than $65,100,000, then Williams is obligated to pay the Company an amount equal to the difference between $65,100,000 and the final closing net asset value. The purchase price was funded, and any adjustments will be funded, through the use of the net proceeds from the sale of $210,000,000 principal amount of 8 7/8 % Senior Notes due August 1, 2008 (the "8 7/8% Notes") at a slight discount, which occurred on July 31, 1998, in a private offering (under an exemption pursuant to securities and Exchange Commission ("SEC") Rule 144A to qualified investors together with a portion of the cash proceeds from the Common Stock Sale.

    Consummation of the acquisition was subject to expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"). On or about June 29, 1998, after a review of the acquisition by the Federal Trade Commission ("FTC"), and in response to the FTC's concerns about the potential adverse competitive effects the acquisition might have on the market for certain hard-wired intercom systems, Nortek executed an Agreement Containing Consent Order ("FTC Order") providing for the divestiture of the Company's M&S System LP ("M&S") subsidiary, which manufactures hard-wired intercom systems and other products. The FTC Order was provisionally accepted by the FTC commissioners on July 27, 1998. The FTC Order was placed on public record on or about July 27, 1998, and is subject to public comment for a period of 60 days. Upon the expiration of the comment period, the FTC will decide whether to withdraw, modify or make final its acceptance of the FTC Order.

     Under the terms of the FTC Order, the Company must divest, at no minimum price, prior to December 31, 1998, all of the assets, properties, business and goodwill of M&S. Any acquirer must be approved by the FTC. If the Company has not divested the M&S assets within the prescribed time, the FTC may appoint a trustee to divest the M&S assets. The Company will be responsible for any costs and expenses incurred by the trustee that are necessary to carry out the trustee's duties. The Company is required to file compliance reports showing that it has fully complied with the order. Violations of the final consent order may result in substantial monetary penalties, which could have a material adverse effect on the Company's business. Notwithstanding the FTC Order, at

                    NORTEK, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      JULY 4, 1998 AND JUNE 28, 1997
                              (Continued)

     at any time after  the  consummation  of   the  acquisition,  the  FTC
     or the Department of Justice ("DOJ") could take such actions under the antitrust laws as it deems necessary or desirable in the public interest, including seeking to enjoin the consummation of the acquisition  or  seeking  divestiture  of  certain  assets  of  the
     acquisition.   Furthermore, at any time after the  consummation  of
     the acquisition, any state could take such action under the antitrust laws as it deems necessary or desirable to the public
     interest.   While the Company does not expect the FTC, the  DOJ  or
     any state to challenge the acquisition on antitrust grounds, there is no assurance that such a challenge will not be made or, if made and successful, would not have a material adverse affect on the Company.

     On August 26, 1997, a wholly-owned subsidiary of the Company completed the acquisition of Ply Gem Industries, Inc. ("Ply Gem") in a tender offer for a cash price of $19.50 per outstanding share of common stock. Prior to accepting for payment the tendered shares of Ply Gem on August 26, 1997, the Company sold $310,000,000 principal amount of 9 1/8% Senior Notes due September, 2007 (the "9 1/8% Notes") at a slight discount. The Company used a portion of these net proceeds, together with available cash, to purchase the shares of Ply Gem, fund an approximate $45,000,000 payment to terminate Ply Gem's existing accounts receivable securitization program and pay certain fees and expenses.

     The following presents the unaudited Pro Forma and As Adjusted net sales, operating earnings, earnings from continuing operations and diluted earnings per share from continuing operations of the Company for the three months and six months ended June 28, 1997 and July 4, 1998 and the year ended December 31,1997 and gives pro forma effect to the sale of the 8 7/8% Notes, the acquisition of Nutone, the Common Stock Sale, the acquisition of Ply Gem, the sale of the 9 1/8% Notes, the extension of credit under the Ply Gem Credit Facility to refinance certain existing indebtedness and the termination of Ply Gem's accounts receivable securitization program, the sale of the 9 1/4% Notes in March 1997, the refinancing of certain subsidiary indebtedness, and reflects estimated cost reductions as described below as if such transactions and adjustments had occurred on January 1, 1997.

                      NORTEK, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      JULY 4, 1998 AND JUNE 28, 1997
                              (Continued)

                                   Pro Forma
                                   ---------
                     Three Months Ended   Six Months Ended   Year Ended
                     ------------------   ----------------   ----------
                      July 4,  June 28,    July 4,  June 28,   Dec. 31,
                       1998     1997        1998     1997       1997
                      -------  --------    -------  --------   --------
                      (Amounts in thousands except per share amounts)

  Net sales           $495,306  $491,327  $937,338 $894,938   $1,849,124
  Operating
     earnings           37,822    37,724    60,770   54,828       91,932
    Earnings (loss)
    from continuing
    operations           7,900     7,700     7,500    2,400       (3,500)
   Diluted earnings
    (loss)per share
    from continuing
    operations           $0.66     $0.64     $0.63    $0.20       $(0.30)

                                  As Adjusted
                                  -----------
                      Three Months Ended   Six Months Ended   Year Ended
                      ------------------   ----------------   ----------
                      July 4,  June 28,    July 4,  June 28,   Dec. 31,
                       1998     1997         1998     1997       1997
                      -------  --------    -------- --------   ---------
                        (Amounts in thousands except per share amounts)

   Net sales          $495,306  $491,327  $937,338$894,938    $1,849,124
   Operating
     Earnings           41,572    45,510    68,270   70,042      143,193
   Earnings from
     continuing
     operations         10,200    12,500    12,000   12,000       28,000
   Diluted Earnings
     per share from
     continuing
     operations           $0.85     $1.04     $1.01    $0.99       $2.33


   In computing pro forma earnings, earnings have been reduced by the net interest income on the aggregate cash portion of the purchase price of the acquisitions at the historical rate earned by the Company and interest expense on indebtedness incurred in connection with the acquisitions and the refinancing and repayment of certain indebtedness of Ply Gem. Earnings have been reduced by amortization of goodwill and, in relation to the Ply Gem acquisition, reflect net adjustments to depreciation expense as a result of an increase in the estimated fair market value of property and equipment and changes in depreciable lives. Interest expense on the subsidiary indebtedness refinanced with

                       NORTEK, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      JULY 4, 1998 AND JUNE 28, 1997
                               (Continued)

   funds from the sale of the 9 1/4% Notes was excluded at an average interest rate consistent with the indebtedness outstanding which was refinanced, net of tax effect. Interest expense was included on the 9 1/4% Notes at a rate of approximately 9 1/4%, plus amortization of deferred debt expense and debt discount, net of tax effect, on the 9 1/8% Notes at a rate of approximately 9 1/8%, plus amortization of deferred debt expense and debt discount, net of tax effect and on the 8 7/8% Notes, at a rate of approximately 8 7/8% plus amortization of deferred debt expense and debt discount, net of tax effect. Pro forma results reflect investment income earned on the cash proceeds from the actual date of the Common Stock Sale to July 4, 1998.

   Subsequent to the Nutone acquisition, the Company expects to realize net savings from the elimination of fees and charges paid by NuTone to Williams and related entities. Pro Forma operating earnings for the three and six months ended June 28, 1997 have been adjusted by approximately $474,000 and approximately $875,000, respectively, for the three and six months, ended July 4, 1998 have been adjusted by approximately $482,000 and approximately $384,000, respectively, and for the year ended December 31, 1997 have been adjusted by approximately $1,746,000 for the pro forma effect of estimated cost reductions directly attributable to the acquisition. Subsequent to the NuTone acquisition, the Company expects to realize approximately $15,000,000 in annual cost reductions ("NuTone Cost Adjustments") that can be achieved as a result of the NuTone acquisition. As Adjusted earnings have been adjusted for the NuTone Cost Adjustments by $3,750,000 and $7,500,000 for the three and six months ended July 4, 1998 and June 28, 1997, respectively, and by $15,000,000 for the year ended December 31, 1997.

   In addition, since the Ply Gem acquisition date, the Company has realized, and expects to continue to realize, cost savings as a result of the acquisition. These savings result from several actions, including: (i) the elimination of expenses associated with Ply Gem's New York headquarters; (ii) the consolidation of Ply Gem's corporate functions such as accounting, legal and risk management into Nortek; and (iii) the elimination of certain under-performing product lines. Pro Forma operating earnings for the three and six months ended June 28, 1997 and the year ended December 31, 1997, have been adjusted for the pro forma effect of estimated cost reductions directly attributable to the Ply Gem acquisition totaling approximately $2,054,000, approximately $3,721,000 and approximately $4,000,000 respectively. As Adjusted operating earnings for the three and six months ended June 28, 1997 and the year ended December 31, 1997, include cost reductions directly attributable to the Ply Gem acquisition and additional estimated cost savings related to expenses associated with the
   elimination  of   Ply  Gem's New  York headquarters, the  consolidation

                       NORTEK, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      JULY 4, 1998 AND JUNE 28, 1997
                              (Continued)

   of   Ply   Gem's  corporate  functions and the elimination  of  certain under-performing product lines which total approximately $4,036,000, $7,714,000, and $14,100,000, respectively.

   The pro forma information presented does not purport to be indicative of the results which would have been reported if these transactions had occurred on January 1, 1997, or which may be reported in the future.

(F) The Company's Board of Directors has authorized a number of programs to purchase shares of the Company's Common and Special Common Stock. The most recent of these programs was announced on April 30, 1997, to purchase up to 500,000 shares of the Company's Common and Special Common Stock in open market or negotiated transactions, subject to market conditions, cash availability and provisions of the Company's outstanding debt instruments. As of August 7, 1998, the Company has purchased approximately 317,250 shares of its Common and Special Common Stock under this program for approximately $9,300,000 and accounted for such share purchases as Treasury Stock.

    At August 7, 1998, approximately $64,289,000 was available for the payment of cash dividends or stock purchases under the terms of the Company's most restrictive Indenture.

(G) In the fourth quarter of 1997, the Company adopted the provisions of SFAS No. 128, "Earnings Per Share." This statement requires a restatement of all prior-period earnings per share ("EPS") data presented. Accordingly, EPS for the second quarter and first six months of 1997 has been restated.

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

                       NORTEK, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      JULY 4, 1998 AND JUNE 28, 1997
                               (Continued)

     A reconciliation between basic and diluted earnings per share from continuing operations is as follows:


                                       Three                  Six
                                   Months Ended           Months Ended
                               --------------------     ------------------
                               July 4,     June 28,     July 4,   June 28,
                                1998        1997         1998       1997
                               -------     -------      -------   --------
                                  (In thousands except per share amounts)

     Earnings from continuing
       operations                $8,500      $7,700      $9,800   $12,400
     Basic EPS:
       Basic common shares       10,718       9,602      10,129     9,663
                                 ======      ======      ======    ======
       Basic EPS                 $  .79      $  .80      $  .97     $1.28
                                 ======      ======      ======    ======

     Diluted EPS:
       Basic common shares       10,718       9,602      10,129     9,663
       Plus: Impact of stock
             Options                187         226         182       233
                                 ------      ------      ------    ------
       Diluted common shares     10,905       9,828      10,311     9,896
                                 ======      ======      ======    ======
       Diluted EPS               $  .78       $ .78        $.95     $1.25
                                 ======      ======      ======    ======

(H) In the fourth quarter of 1997, the Company adopted a plan of disposition for its Plumbing Products Group and provided a pre-tax reserve of $2,500,000 for future expenses including interest expense. On July 10, 1998, the Company sold its Plumbing Products Group, including a product line included in the Company's Residential Building Products Group, for approximately $33,700,000. In the three months and six months ended July 4, 1998, approximately $525,000 and $1,000,000, respectively, of corporate interest expense was allocated against this reserve. In the three months and six months ended June 28, 1997, the loss for discontinued operations included an allocation of corporate interest expense of approximately $425,000 and $950,000 respectively. The following is an unaudited summary of the results of discontinued operations for the three months and six months ended June 28, 1997:

                       NORTEK, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      JULY 4, 1998 AND JUNE 28, 1997
                             (Continued)


                                       Three Months      Six Months
                                      Ended June 28,    Ended June 28,
                                          1997             1997
                                 ---------------------------------------
                                 (In thousands except per share amounts)

     Net sales                           $25,796          $51,185
                                         =======          =======
     Loss before income taxes            $(1,700)         $(3,300)
     Income tax benefit                      700            1,300
                                         --------         --------
     Loss from discontinued operations   $(1,000)         $(2,000)
                                         ========         ========


(I) In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") which requires the display of comprehensive income and its components in the financial statements. Comprehensive income includes net earnings and unrealized gains and losses from currency translation, marketable securities and pension liability adjustments. The components of the Company's comprehensive income and the effect on earnings, for the second quarter and first six months of 1997 and 1998, are detailed in the Statements of Stockholders' Investment.

(J)  In   June  1998,  the  Financial  Accounting  Standards  Board  issued
     Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     Statement 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998).

                         NORTEK, INC. AND SUBSIDIARIES
          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       JULY 4, 1998 AND JUNE 28, 1997
                                (Continued)

     The company is in the process of quantifying the impacts of adopting Statement 133 on its financial statements and has not determined the timing of or method of adoption of Statement 133.

(K)  During   the  second  quarter  of  1998,  the  Company  made   several
     dispositions of nonstrategic assets. On May 8, 1998, the Company sold Studley Products, Inc. ("Studley"). Studley had net sales of approximately $22,000,000 for the year ended December 31, 1997 and had been treated as an asset held for sale since the Ply Gem acquisition. On May 22, 1998, the Company consummated the sale of another Ply Gem subsidiary, Sagebrush Sales, Inc. ("Sagebrush") for approximately $9,800,000 in cash. Sagebrush had net sales of approximately $47,600,000, for the year ended December 31, 1997. On July 2, 1998, the Company completed the sale of another Ply Gem subsidiary, Goldenberg Group, Inc. ("Goldenberg") for approximately $11,000,000, including approximately $2,100,000 in notes. Goldenberg had net sales of approximately $41,300,000 for the year ended December 31, 1997.

     The Company is currently negotiating for the sale of all of the outstanding equity interests of the Electronics Group of the Company. The Electronics Group includes M&S and certain other of Nortek's
     businesses.   The  sale of the Electronics Group  is  subject  to  the
     completion  of satisfactory due diligence by the purchaser, expiration or termination of the applicable waiting period under the HSR Act and the negotiation of definitive documentation, which is expected to contain customary terms and conditions. In addition, under the FTC Order, the disposition of M&S is subject to the prior approval of the
     FTC.   For  the  year  ended December 31, 1997, net  sales,  operating earnings and earnings before interest, taxes and depreciation and amortization expense ("EBITDA") of the Electronics Group were approx-imately $70,300,000, $6,300,000 and $8,300,000, respectively. For the three months ended July 4, 1998, net sales, operating earnings and earnings before interest, taxes and depreciation and amortization ("EBITDA") of the Electronics Group were approximately $16,600,000, $700,000 and $1,200,000, respectively. For the six months ended
     July 4, 1998, net sales, operating earnings and EBITDA of the Electronics Group were approximately $36,100,000, $2,300,000 and $3,300,000, respectively.

                    NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 4, 1998
         AND THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 28, 1997

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

On August 26, 1997, the Company acquired Ply Gem, which has been accounted for under the purchase method of accounting. Accordingly, the results of Ply Gem are included in the Company's consolidated results since that date. (See "Liquidity and Capital Resources" and Note D of the Notes to the Unaudited Financial Statements included elsewhere herein.)

In the fourth quarter of 1997, the Company adopted a plan to discontinue its Plumbing Products Group. Accordingly, the results of the Plumbing Products Group have been excluded from earnings from continuing operations and classified separately as discontinued operations for all periods presented. On July 10, 1998, the Company sold its Plumbing Products Group, including a product line included in the Residential Building Products Group, for approximately $33,700,000. In the second and third quarter of 1998 the Company also sold several businesses acquired with the Ply Gem acquisition, is currently negotiating to sell the Electronics Group and is continuing its program of divesting certain other businesses. (See Notes
E, H and K of the Notes to the Unaudited Financial Statements included elsewhere herein.)

                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 4, 1998
         AND THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 28, 1997
                              (Continued)

Results of Operations

The tables below and on the next page set forth, for the periods presented,
(a) certain consolidated operating results, (b) the change in the amount and the percentage change of such results as compared to the prior comparable period, (c) the percentage which such results bear to net sales and (d) the change of such percentages as compared to the prior comparable period. The results of operations for the second quarter ended July 4, 1998 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

                                                         Change in
                             Second Quarter Ended  Second Quarter 1998
                             -------------------
                             July 4,    June 28,   as Compared to 1997
                                                   ------------------
                               1998      1997         $          %
                               ----      ----      -----     ------
                                   (Dollar amounts in millions)

Net sales                    $449.6     $223.8     $225.8       100.9%
Cost of products sold         334.0      158.7     (175.3)     (110.5)
Selling, general and
  administrative expense       79.9       45.6      (34.3)      (75.2)
Amortization of acquired
  goodwill                      2.6         .7       (1.9)         NM
                             ------     ------     ------      ------
Operating earnings             33.1       18.8       14.3        76.1
                             ------     ------     ------      ------
Interest expense              (19.7)     (10.3)      (9.4)      (91.3)
Investment income               2.1        3.2       (1.1)      (34.3)
                             ------     ------     -------     -------
Earnings from continuing
  operations before provision
  for income taxes             15.5       11.7        3.8        32.5
Provision for income taxes      7.0        4.0       (3.0)      (75.0)
                             ------     ------      ------     ------
Earnings from continuing
  operations                    8.5        7.7         .8        10.4
Loss from discontinued
  operations                    ---       (1.0)       1.0          NM
                             ------     -------    ------       ------
Net earnings                   $8.5       $6.7       $1.8        26.9%
                             ======     =======    ======       ======

NM = not meaningful

                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 4, 1998
         AND THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 28, 1997
                                (Continued)

                                                       Change in
                          Percentage of Net Sales     Percentage
                            Second Quarter Ended    for the Second
                            -------------------
                             July 4,   June 28,      Quarter 1998
                               1998      1997    as Compared to 1997
                             -------   -------   -------------------

Net sales                     100.0%    100.0%           ---
Cost of products sold          74.3      70.9           (3.4)
Selling, general and
 administrative expense        17.7      20.4            2.7
Amortization of acquired
  goodwill                       .6        .3            (.3)
                              ------   ------         -------
Operating earnings              7.4       8.4           (1.0)
Interest expense               (4.4)     (4.6)            .2
Investment income                .5       1.4            (.9)
                              -------  ------         -------
Earnings from continuing
 operations before provision
 for income taxes               3.5       5.2           (1.7)
Provision for income taxes      1.6       1.8             .2
                              ------    ------        -------
Earnings from continuing
  operations                    1.9       3.4           (1.5)
Loss from discontinued
 operations                     ---       (.4)            .4
                              ------    ------        -------
Net earnings                    1.9%      3.0%          (1.1)
                              ======    ======        ========

                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 4, 1998
         AND THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 28, 1997
                                (Continued)


Results of Operations

The tables below and on the next page set forth, for the periods presented,
(a) certain consolidated operating results, (b) the change in the amount and the percentage change of such results as compared to the prior comparable period, (c) the percentage which such results bear to net sales and (d) the change of such percentages as compared to the prior comparable period. The results of operations for the first six months ended July 4, 1998 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.



                                                       Change in
                               Six Months Ended   First Six Months 1998
                             -------------------   as Compared to 1997
                             July 4,    June 28,
                             -------    --------   ------------------
                               1998      1997        $          %
                               ----      ----      -----     ------
                                   (Dollar amounts in millions)

Net sales                    $842.1     $418.0      $424.1     101.5%
Cost of products sold         628.6      295.7      (332.9)   (112.6)
Selling, general and
  administrative expense      155.5       88.6       (66.9)    (75.5)
Amortization of acquired
  goodwill                      5.2        1.4        (3.8)       NM
                             ------     ------      ------    ------
Operating earnings             52.8       32.3        20.5      63.5
                             ------     ------      ------    ------
Interest expense              (39.2)     (17.6)      (21.6)   (122.7)
Investment income               4.4        4.6         (.2)     (4.3)
                             ------     ------       ------    ------
Earnings from continuing
  operations before provision
  for income taxes             18.0       19.3        (1.3)     (6.7)
Provision for income taxes      8.2        6.9        (1.3)    (18.8)
                             ------     ------       ------    ------
Earnings from continuing
  operations                    9.8       12.4        (2.6)    (21.0)
Loss from discontinued
  operations                    ---       (2.0)        2.0        NM
                             ------     ------       ------    ------
Net earnings                   $9.8      $10.4       $ (.6)     (5.8)%
                             ======     ======       ======    ======

NM = not meaningful

                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 4, 1998
         AND THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 28, 1997
                                (Continued)

                                                      Change in
                          Percentage of Net Sales     Percentage
                           First Six Months Ended   for the First
                            -------------------
                             July 4,   June 28,    Six Months 1998
                              1998      1997    as Compared to 1997
                              ----      ----    -------------------

Net sales                      100.0%   100.0%           ---
Cost of products sold           74.7     70.7           (4.0)
Selling, general and
 administrative expense         18.4     21.2            2.8
Amortization of acquired
  goodwill                        .6       .4            (.2)
                              ------   ------          ------
Operating earnings               6.3      7.7           (1.4)
Interest expense                (4.7)    (4.2)           (.5)
Investment income                 .5      1.1            (.6)
                              ------   ------          ------
Earnings from continuing
 operations before provision
 for income taxes                2.1      4.6           (2.5)
Provision for income taxes        .9      1.6             .7
                              ------   ------          ------
Earnings from continuing
 operations                      1.2      3.0           (1.8)
Loss from discontinued
 operations                      ---      (.5)            .5
                              ------   ------          ------
Net earnings                     1.2%     2.5%          (1.3)
                              ======   ======          ======

The following presents net sales for the Company's principal product groups for the second quarter and the six months ended July 4, 1998 as compared to the second quarter and six months ended June 28, 1997 and the amount and the percentage change of such results as compared to the prior comparable period.

                                      Second Quarter Ended
                             -------------------------------------
                             July 4,     June 28,        Increase
                              l998       1997         $       %
                              ----       ----      -----    -----
                                          (000's omitted)
Net Sales:
 Residential Building
  Products                 $108,809    $108,276  $    533       .5%
 Air Conditioning and
  Heating Products          133,794     115,519    18,275     15.8
 Windows, Doors and Siding  141,142         ---   141,142      ---
 Specialty Products and
  Distribution               65,902         ---    65,902      ---
                           --------    --------   --------   -----
 Total                     $449,647    $223,795   $225,852   100.9%
                           ========    ========   ========   =====

                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 4, 1998
         AND THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 28, 1997
                                (Continued)


                                          Six Months Ended
                              ---------------------------------------
                               July 4,   June 28,      Increase
                                                  -------------------
                                1998       1997        $         %
                                 ----      ----      -----     -----
                                          (000's omitted)
Net Sales:
 Residential Building
  Products                  $227,758    $211,435  $ 16,323        7.7%
 Air Conditioning and
  Heating Products            234,670    206,598    28,072       13.6
 Windows, Doors and Siding    240,371        ---   240,371        ---
 Specialty Products and
   Distribution              139,316         ---   139,316        ---
                             -------    --------  --------      -----
 Total                       $842,115   $418,033  $424,082      101.5%
                             ========   ========  ========      =====


Certain amounts in the tables for the prior periods have been reclassified to conform to the classifications for the second quarter and the six months ended July 4, 1998.


Operating Results
-----------------

Net sales increased approximately $225,800,000 or approximately 100.9%, (or increased approximately $227,400,000 or approximately 101.6% excluding the effect of foreign exchange) in the second quarter of 1998 as compared to the second quarter of 1997 and increased approximately $ 424,100,000, or
approximately   101.5%,   (or  increased  approximately   $428,700,000   or
approximately 102.6% excluding the effect of foreign exchange) for the first six months of 1998 as compared to 1997. Net sales increased principally as a result of the acquisition of Ply Gem, which contributed approximately $207,100,000 and approximately $379,700,000 to net sales in the second quarter and first six months of 1998, respectively. Excluding sales from the Ply Gem acquisition, net sales increased approximately $18,700,000 or approximately 8.4% (or increased approximately $20,300,000, or approximately 9.1% excluding the effect of foreign exchange), and increased approximately $44,400,000 or approximately 10.6%, (or increased approximately $49,000,000 or approximately 11.7% excluding the effect of foreign exchange) for the second quarter and the first six months of 1998, respectively as compared to 1997. The increase in the second quarter and first six months, is a result of higher sales volume in the Air
Conditioning and Heating Products Group, principally related to the residential and manufactured housing markets, in both periods and increased sales volume in the Residential Building Products Group in the first six months, with the majority of the increase occurring in the first quarter.

                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 4, 1998
         AND THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 28, 1997
                                (Continued)

In the second quarter of 1998, the Company sold three Ply Gem businesses, one of which was treated as an asset held for sale as of the date of the Ply Gem acquisition. Subsequent to July 4, 1998, the Company sold its Plumbing Products Group which was discontinued in the fourth quarter of 1997, together with a product line which was included in the Residential Building Products Group and sold another Ply Gem business. The Company's sales for the first half of 1998, include approximately $66,900,000 of sales related to businesses sold in 1998 through July 31, 1998 of which approximately $5,800,000 of such sales are included in the Residential Building Products Group and approximately $61,100,000 are included in the Specialty Products and Distribution Group.

Cost of products sold as a percentage of net sales increased from approximately 70.9% in the second quarter of 1997 to approximately 74.3% in the second quarter of 1998, and increased from approximately 70.7% in the first six months of 1997 to approximately 74.7% in the first six months of 1998. These increases in the percentage were in large part due to the Ply Gem businesses, which have a higher level of cost of sales than the overall group of businesses owned prior to the Ply Gem acquisition, combined with the effect of low sales levels (seasonality) related to Ply Gem in the first quarter, but with fairly constant quarterly levels of fixed costs throughout the year. Ply Gem's Windows, Doors and Siding Group's net sales levels, with their heavy concentration in the upper mid-west and northeast regions of the country, tend to be significantly lower in the first quarter than the other three quarters of the year, while fixed labor, overhead and depreciation remain constant among the four quarters of each year. Excluding the Ply Gem businesses, cost of products sold as a percentage of net sales decreased from approximately 70.9% in the second quarter of 1997 to approximately 69.6% in the second quarter of 1998, and decreased from approximately 70.7% in the first six months of 1997 to approximately 69.4% in the first six months of 1998. The decrease in the percentage principally resulted from increased sales without a proportionate increase in fixed costs, combined with a decrease in material costs in both periods in the Air Conditioning and Heating Products Group and to a lesser extent increased sales without a proportionate increase in fixed costs in the second quarter and the first six months in the Residential Building Products Group. Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors, including changes in the relative mix of products sold, the effect of changes in sales prices, the material cost of products sold and changes in productivity levels.

                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 4, 1998
         AND THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 28, 1997
                                (Continued)

Selling, general and administrative expense as a percentage of net sales decreased from approximately 20.4% in the second quarter of 1997 to approximately 17.7% in the second quarter of 1998 and decreased from approximately 21.2% in the first six months of 1997 to approximately 18.4%
in the first six months of 1998. These decreases in the percentages were principally the result of the acquisition of Ply Gem, which has a lower level of selling, general and administrative expense to net sales than the overall group of businesses owned prior to the acquisition, partially offset by the effect of certain constant fixed expense levels throughout the year at Ply Gem on relatively low first quarter and first half sales levels
dueto   the   seasonality  of  the Windows, Doors and Siding  Products  Group.
Excluding the Ply Gem businesses, selling, general and administrative expense as a percentage of net sales increased slightly from approximately 20.4% in the second quarter of 1997 to approximately 21.1% in the second quarter of 1998, and increased slightly from approximately 21.2% in the first six months of 1997 to approximately 21.3% in the first six months of 1998 principally in the Air Conditioning and Heating Products Group.

Amortization of acquired goodwill as a percentage of net sales increased from approximately .3% of net sales in the second quarter of 1997 to approximately .6% of net sales in the second quarter of 1998, and increased from approximately .4% of net sales in the first six months of 1997 to approximately .6% in the first six months of 1998, principally as a result of the acquisition of Ply Gem.

Segment earnings were approximately $37,400,000 for the second quarter of 1998 as compared to approximately $22,400,000 for the second quarter of 1997, and approximately $60,200,000 for the first six months of 1998 as compared to approximately $39,000,000 for the first six months of 1997. Segment earnings are operating earnings from continuing operations before corporate and other expenses that are not directly attributable to the Company's product groups. The Ply Gem acquisition contributed approximately $11,300,000 to segment earnings in the second quarter of 1998, and approximately $11,200,000 in the first six months of 1998. Ply Gem's segment earnings, due to the seasonal nature of the Windows, Doors and Siding Group with their heavy concentration in the upper mid-west and north east regions of the country are proportionately lower in the first quarter than the results expected in other quarters. The Company's segment earnings for the first half of 1998 include approximately $2,000,000 of operating earnings related to businesses sold in 1998 through July 31, 1998, of which approximately $600,000 are included in the Residential Building Products Group and approximately $1,400,000 are included in the Specialty Products and Distribution Group. Segment earnings have been reduced by depreciation and amortization expense of approximately $9,800,000 and approximately $5,700,000 for second quarter 1998 and 1997,

                   NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 4, 1998
         AND THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 28, 1997
                              (Continued)

respectively, and approximately $19,800,000 and $10,500,000 for the first six months of 1998 and 1997 respectively. The acquisition of Ply Gem contributed approximately $4,600,000 of the increase in depreciation and amortization expense in the second quarter of 1998, and approximately $9,400,000 for the first six months of 1998. The overall increase in segment earnings related to businesses owned prior to the acquisition of Ply Gem was due principally to increased sales volume without a proportionate increase in expense particularly in the Air Conditioning and Heating Products Group.

Earnings of foreign operations, consisting primarily of the results of operations of the Company's Canadian and European subsidiaries which manufacture built-in ventilating products were approximately 5.5% and 7.1% of segment earnings in the second quarter and first six months of 1998, respectively. Sales and earnings derived from the international market are subject to the risks of currency fluctuations.

Operating earnings in the second quarter of 1998 increased approximately $14,300,000 or approximately 76.1% as compared to the second quarter of 1997, and increased approximately $20,500,000 or approximately 63.5% as compared to the first six months of 1997 primarily due to the factors previously discussed.

Interest expense in the second quarter of 1998 increased approximately $9,400,000 or approximately 91.3% as compared to the second quarter of 1997, and increased approximately $21,600,000 or approximately 122.7% as compared to the first six months of 1997, primarily as a result of the sale of the 9 1/4% Notes on March 17, 1997, the sale of the 9 1/8% Notes in August 1997 and indebtedness of Ply Gem existing at the date of acquisition.
This increase was partially offset by the refinancing of certain outstanding indebtedness of the Company's subsidiaries in 1997. (See Notes B and E of the Notes to the Unaudited Financial Statements included elsewhere herein.)

Investment income in the second quarter of 1998 decreased approximately $1,100,000 or approximately 34.3% as compared to the second quarter 1997, and decreased approximately $200,000 or approximately 4.3% as compared to the first six months of 1997, principally due to lower average invested balances of short-term investments and marketable securities.

The provision for income taxes was approximately $7,000,000 for the second quarter of 1998, as compared to approximately $4,000,000 for the second quarter of 1997, and approximately $8,200,000 for the first six months of 1998 as compared to approximately $6,900,000 for the first six months 1997.

                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 4, 1998
         AND THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 28, 1997
                                (Continued)

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

In the fourth quarter of 1997, the Company adopted a plan to discontinue its Plumbing Products Group and provided a pre-tax reserve of $2,500,000 for future expenses including interest expense. On July 10,1998, the
Plumbing Products Group, together with a product line included in the Residential Building Products Group, was sold for approximately $33,700,000. In the second quarter of 1998, approximately $525,000 and for the first six months of 1998 approximately $1,000,000 of corporate interest expense was allocated against this reserve. The loss from discontinued operations related to the Plumbing Products Group was approximately
$1,700,000 and $3,300,000 net of income tax benefits of approximately $700,000 and $1,300,000 for the second quarter and first six months of 1997, respectively and reflect an allocation of corporate interest expense of approximately $475,000 and $950,000 for the second quarter and the first six months of 1997 respectively. (See Note H of the Notes to the Unaudited Financial Statements included elsewhere herein.)

Liquidity and Capital Resources
-------------------------------

The  Company  took several actions in 1998 that improved its liquidity  and reduced its leverage. These included the Common Stock Sale for net proceeds to Nortek of approximately $64,300,000 and the sale of certain businesses. The Company continues to explore additional sources of liquidity, including the sale of certain other assets, the establishment of an accounts receivable securitization program and the issuance of equity securities in one or more public or private placements.

On July 31, 1998, the Company through a wholly-owned subsidiary, purchased all of the issued and outstanding capital stock of NuTone from Williams, for an aggregate purchase price of $242,500,000. In connection with the acquisition, the Company assumed NuTone's operating liabilities (other than intercompany borrowings), including certain liabilities of NuTone concerning post retirement and other benefit obligations. The purchase price is subject to adjustment based on NuTone's net asset value determined as of August 1, 1998. If the final closing net asset value, as determined in accordance with the NuTone Purchase Agreement, is within the range of $65,100,000 (inclusive) to $67,100,000 (inclusive), then there will be

                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 4, 1998
         AND THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 28, 1997
                              (Continued)

no adjustment to the purchase price. If the final closing net asset value, as determined in accordance with the NuTone Purchase Agreement, exceeds $67,100,000, then the Company is obligated to pay Williams an amount equal to the difference between the final closing net asset value and
$67,100,000. If the final closing net asset value is less than $65,100,000, then Williams is obligated to pay the Company an amount equal to the difference between $65,100,000 and the final closing net asset value. The purchase price was funded, and any adjustments will be funded from the net proceeds from the sale of the 8 7/8% Notes which occurred on July 31, 1998 together with a portion of the cash proceeds from the Common Stock Sale, (see Note E of the Notes to the Unaudited Financial Statements included elsewhere herein.)

Unrestricted cash and cash equivalents increased from approximately $125,842,000 at December 31, 1997 to approximately $201,619,000 at July 4,
1998 and was $205,291,000 at July 4, 1998 after giving pro forma effect to the acquisition of NuTone, the sale of the 8 7/8% Notes, the sale of the Plumbing Products Group, together with a product line included in the Residential Building Products Group, and the sales of certain Ply Gem businesses through July 31, 1998 (after $20,000,000 of mandatory debt payments under the Ply Gem Credit Facility.) The Company's investment in marketable securities at July 4, 1998 consisted primarily of investments in bank issued money market instruments, commercial paper and United States Treasury securities. At July 4, 1998, approximately $6,389,000 of the Company's cash and investments were pledged as collateral for insurance and other requirements and were classified as restricted in current assets in the Company's accompanying consolidated balance sheet.

As a result of the acquisition of NuTone and the sale of the 8 7/8% Notes, the Company will continue to be highly leveraged and expects to continue to be highly leveraged for the foreseeable future. As of July 4, 1998, after giving pro forma effect to the acquisition of Nutone, the sale of the 8 7/8% Notes and mandatory debt payments under the Ply Gem Credit Facility relating to sales of certain Ply Gem businesses through July 31, 1998, the Company had pro forma consolidated total debt of approximately $1,038,500,000.

Capital expenditures were approximately $22,500,000 in 1997 and are expected to be approximately $40,000,000 in 1998.

                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 4, 1998
         AND THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 28, 1997
                                (Continued)

The Company's Board of Directors has authorized a program to purchase up to 500,000 shares of the Company's Common and Special Common Stock in open-market or negotiated transactions subject to market conditions, cash availability and provisions of the Company's outstanding debt instruments. As of August 7, 1998, the Company had purchased approximately 317,250 shares of its Common and Special Common Stock under this program for approximately $9,300,000 and accounted for such share purchases as Treasury Stock.

At August 7, 1998, approximately $64,289,000 was available for the payment of cash dividends or stock payments under the terms of the Company's most restrictive Indenture. (See Note F of the Notes to the Unaudited Financial Statements included elsewhere herein.)

The Company's working capital and current ratio increased slightly from approximately $341,821,000 and 2.3:1, respectively, to approximately $410,784,000 and 2.4:1, respectively, between December 31, 1997 and July 4, 1998, principally as a result of the investment of approximately $64,300,000 of the proceeds from the Common Stock Sale, in addition to the factors described below.

Accounts receivable increased approximately $29,113,000 or approximately 16.1%, between December 31, 1997 and July 4, 1998, while net sales increased approximately $33,931,000 or approximately 8.2% in the second quarter of 1998 as compared to the fourth quarter of 1997. The increase in accounts receivable is net of a decrease of approximately $8,424,000 attributable to businesses sold. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on July 4, 1998 as compared to December 31, 1997. The Company has not experienced any significant overall changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in 1998.

Inventories decreased approximately $4,189,000 or approximately 2.4%, between December 31, 1997 and July 4, 1998. Excluding the effects of businesses sold inventories increased $7,656,000.

Accounts payable increased approximately $31,079,000 or approximately 34.0%, between December 31, 1997 and July 4, 1998 and is net of a decrease of approximately $722,000 attributable to businesses sold.

                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 4, 1998
         AND THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 28, 1997
                               (Continued)

Unrestricted cash and cash equivalents increased approximately $75,777,000 from December 31, 1997 to July 4, 1998, principally as a result of the following:

                                                       Condensed
                                                     Consolidated
                                                       Cash Flows
                                                       ----------
Operating Activities--
 Cash flow from operations, net                       $35,687,000
 Increase in accounts receivable, net                 (40,952,000)
 Increase in inventories                              (11,761,000)
 Increase in prepaids and other current assets         (2,501,000)
 Increase in net assets of discontinued operations     (6,659,000)
 Increase in trade accounts payable                    32,618,000
 Decrease in accrued expenses and taxes                (4,281,000)
Investing Activities--
 Proceeds from businesses sold                         24,937,000
 Proceeds from the sale of marketable securities       23,978,000
 Capital expenditures                                 (15,507,000)
Financing Activities--
 Payment of borrowings, net                           (10,312,000)
 Net proceeds from the Common Stock Sale               64,300,000
 Purchase of Nortek Common and Special
   Common Stock                                        (6,574,000)
Other, net                                             (7,196,000)
                                                      -----------
                                                      $75,777,000
                                                      ===========

The impact of changes in foreign currency exchange rates on cash was not material and has been included in other, net.

The Company's debt-to-equity ratio decreased from approximately 6.7:1 at December 31, 1997 to 4.3:1 at July 4, 1998, primarily as a result of the Common Stock Sale, the net decrease in borrowings, and net earnings for the first six months ended July 4, 1998 partially offset by the purchase of treasury stock, principally in the first quarter of 1998. (See the Consolidated Statement of Stockholders' Investment included elsewhere herein.) As of July 4, 1998, after giving pro forma effect to the acquisition of NuTone, the sale of the 8 7/8% Notes and mandatory debt payments under the Ply Gem Credit Facility relating to the sale of certain Ply Gem businesses through July 31, 1998, the Company's debt-to-equity ratio was 5.3 to 1.

                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 4, 1998
         AND THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 28, 1997
                                (Continued)

At December 31, 1997, the Company had approximately $60,800,000 of net U.S. federal prepaid income tax assets which are expected to be realized through future operating earnings.

The Company has evaluated and expects to continue to evaluate possible acquisition transactions and the possible dispositions of certain of its businesses on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions.

The indentures and other agreements governing the Company's and its subsidiary's indebtedness (including the indentures for the 8 7/8% Notes, the 9 7/8% Notes, the 9 1/4% Notes and the 9 1/8% Notes and the credit agreement for the Ply Gem Credit Facility) contain restrictive financial and operating covenants including covenants that restrict the ability of the Company and its subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions.

General Considerations
----------------------
The Company is in the process of updating its computer systems to ensure that its systems are Year 2000 compliant and to improve the systems. The Company has and will continue to make investments in its computer systems and applications to ensure that the Company is Year 2000 compliant. Although the Company does not believe it will suffer any major effects from the Year 2000 issue, there can be no assurance that the Company, any business acquired by the Company, or any of the Company's customers or vendors will not experience interruptions of operations because of Year 2000 problems. Year 2000 problems might require the company to incur unanticipated expenses and such expenses could have a material adverse effect on the Company's business, financial condition and results of operations.

                       NORTEK, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 4, 1998
         AND THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 28, 1997
                                (Continued)


Forward Looking Statements
--------------------------
When used in this discussion and throughout this document, the words "believes", "anticipates", "are expected" and "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, over which the Company has no control, which could cause actual results to differ materially from those presented. These risks and uncertainties include increases in raw material costs (including, among others, steel, copper, packaging material, plastics, resins, glass, wood and aluminum) and purchased component costs, the level of domestic and foreign construction and remodeling activity affecting residential and commercial markets, interest rates, employment, inflation, consumer spending levels, operating in international economies, the rate of sales growth, price and product liability claims. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date thereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company, in this report, as well as the Company's periodic reports on Forms 10-K, 10-Q and 8-K, filed with the Securities and Exchange Commission.

                        PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Stockholders held on May 14, 1998, the following directors were elected by the following votes:

By the holders of Common Stock voting separately as a class

Name                                  For                  Withheld

Class III ( for a term
Expiring at the 2001
Annual Meeting)
     Philip L. Cohen               8,048,987                 53,986

By the holders of Common Stock and Special Common Stock voting together as a class

Name                                  For                  Withheld

Class III ( for a term
Expiring at the 2001
Annual Meeting)
     Richard L. Bready            12,915,236                 66,467

The other matter voted upon at the meeting and the vote was as follows:

Proposal 2:  Approval of the 1998 Equity and Cash Incentive Plan

                For            Against             Abstain

               11,457,419      1,461,513           62,771

Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits

               10.1 1998 Equity and Cash Incentive Plan (filed herewithin).
               27   Financial Data Schedule (filed herewith).

          (b) The following reports on Form 8-K were filed by the Registrant during the period:

               May 7, 1998, Item 5. Other Events, Item 7. Financial Statements and Exhibits

               June 15, 1998, Item 5.  Other Events.

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




     August 18, 1997
-------------------------
        (Date)