Form 10-Q
period 1998-10-03
NORTEK INC
filed 1998-11-17
CIK 72423

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended October 3, 1998
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                        For the transition period from to

                           Commission File No. 1-6112
                           ---------------------------


                                  NORTEK, INC.
                                  -------------
             (Exact name of registrant as specified in its charter)

                  Delaware                              05-0314991
        ------------------------------              ------------------
        (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)             Identification No.)

                   50 Kennedy Plaza, Providence, RI 02903-2360
               --------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (401) 751-1600
                                 ---------------
              (Registrant's telephone number, including area code)

                                       N/A
               (Former name, former address and former fiscal year
                           if changed since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X    No

The number of shares of Common Stock outstanding as of November 6, 1998 was 11,141,192. The number of shares of Special Common Stock outstanding as of November 6, 1998 was 570,911.

                        NORTEK, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                        (Dollar Amounts in Thousands)

                                                       Oct. 3,       Dec. 31,
  Assets                                                1998           1997
                                                       -------       -------

                                                            (Unaudited)
  Current Assets:
  ---------------
  Unrestricted
    Cash and cash equivalents                       $  99,201     $ 125,842
    Marketable securities available for sale          102,197        35,988
  Restricted investments and marketable
    securities at cost, which approximates
    market                                              6,403         6,348
  Net assets of a discontinued operation                  ---        22,386
  Accounts receivable, less allowances
    of $13,512,000 and $11,047,000                    237,628       180,414
  Inventories
    Raw materials                                      66,267        72,693
    Work in process                                    19,545        18,399
    Finished goods                                    100,205        85,161
                                                      -------       -------
                                                      186,017       176,253
                                                      -------       -------
  Prepaid expenses                                     10,863         8,391
  Other current assets                                 14,352        12,627
  Prepaid income taxes                                 42,847        46,800
                                                      -------       -------
       Total current assets                           699,508       615,049
                                                      -------       -------

  Property and Equipment, at Cost:
  --------------------------------
  Land                                                 12,420        12,081
  Buildings and improvements                           96,221        96,606
  Machinery and equipment                             271,342       250,677
                                                      -------       -------
                                                      379,983       359,364
 Less accumulated depreciation                        123,476       116,841
                                                      -------       -------
       Total property and equipment, net              256,507       242,523
                                                      -------       -------
  Other Assets:
  -------------
  Goodwill, less accumulated amortization
    of $40,130,000 and $31,773,000                    607,564       378,232
  Intangible assets                                     8,124         8,752
  Notes receivable and other investments                9,350         9,339
  Deferred income taxes                                25,041        10,022
  Deferred debt expense                                25,436        21,066
  Other                                                20,893        19,563
                                                      -------       -------
                                                      696,408       446,974
                                                      -------       -------
                                                   $1,652,423    $1,304,546
                                                   ==========    ==========


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        NORTEK, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 (Continued)
                        (Dollar Amounts in Thousands)


                                                  Oct. 3,       Dec. 31,
                                                    1998          1997
                                                 ---------      --------
                                                     (Unaudited)
Liabilities and Stockholders' Investment

Current Liabilities:
--------------------
Notes payable and other short-term
  obligations                                     $ 10,365      $ 11,770
Current maturities of long-term debt                 5,862         5,969
Accounts payable                                   128,562        91,488
Accrued expenses and taxes, net                    172,397       164,001
                                                 ---------      --------
     Total current liabilities                     317,186       273,228
                                                 ---------      --------

Other Liabilities                                  112,398        67,390
------------------                               ---------      --------

Notes, Mortgage Notes and Obligations
  Payable, Less Current Maturities               1,010,657       835,840
                                                 ---------      --------

Stockholders' Investment:
Preference stock, $1 par value; authorized
  7,000,000 shares, none issued                        ---           ---
Common stock, $1 par value; authorized
40,000,000 shares; 18,417,000, and
  16,050,794 shares issued                          18,417        16,051
Special common stock, $1 par value;
  authorized 5,000,000 shares; 857,447
  and 767,287 shares issued                            857           767
Additional paid-in capital                         200,829       135,345
Retained earnings                                   82,566        58,966
Cumulative translation, pension
  and other adjustments                             (6,013)       (5,327)
Less--treasury common stock at cost,
     7,252,835 and 7,032,497 shares                (82,516)      (75,779)
    --treasury special common stock
      at cost, 286,009 and
      285,304 shares                                (1,958)       (1,935)
                                                 ----------    ---------
                                                   212,183       128,088
                                                 ----------    ---------
    Total stockholders' investment              $1,652,423    $1,304,546
                                                ==========    ==========


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        NORTEK, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                   (In Thousands Except Per Share Amounts)

                                                               For The
                                                         Three Months Ended
                                                         ------------------
                                                         Oct. 3,     Sept. 27,
                                                          1998         1997
                                                         -------      -------
                                                            (Unaudited)

  Net Sales                                             $458,193     $300,380
                                                         -------      -------
  Costs and Expenses:
   Cost of products sold                                 331,573      220,076
   Selling, general and
     administrative expense                               78,723       55,560
   Amortization of acquired goodwill                       3,610        1,432
                                                         -------      -------
                                                         413,906      277,068
                                                         -------      -------
  Operating earnings                                      44,287       23,312
  Interest expense                                       (22,928)     (13,521)
  Investment income                                        3,141        3,109
                                                         -------      -------
  Earnings from continuing
      operations before provision
      for income taxes                                    24,500       12,900
  Provision for income taxes                              11,200        4,500
                                                         -------      -------
  Earnings from continuing operations
     before extraordinary loss                            13,300        8,400
  Earnings (loss) from discontinued operations               600         (700)
  Extraordinary loss from debt retirement                   (100)         ---
                                                         --------     -------
  Net Earnings                                           $13,800      $ 7,700
                                                         =======      =======

  Net Earnings (Loss) Per Share:
  Earnings from continuing operations
     before extraordinary loss:
   Basic                                                   $1.13       $ .87
   Diluted                                                 $1.11       $ .85

  Earnings (loss) from discontinued operations:
   Basic                                                   $ .05       $(.07)
   Diluted                                                 $ .05       $(.07)

  Extraordinary loss from debt retirements:
    Basic                                                  $(.01)       $ ---
                                                           -------      -----
    Diluted                                                $(.01)       $ ---
                                                           -------      -----

  Net Earnings:
   Basic                                                   $1.17       $ .80
                                                           =====       =====
   Diluted                                                 $1.15       $ .78
                                                           =====       =====

  Weighted Average Number of Shares:
   Basic                                                  11,721        9,569
   Diluted                                                11,951        9,841

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        NORTEK, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                   (In Thousands Except Per Share Amounts)
                                                             For The
                                                        Nine Months Ended
                                                        -----------------
                                                       Oct. 3,     Sept. 27,
                                                         1998         1997
                                                     ---------    ---------
                                                           (Unaudited)
 Net Sales                                           $1,300,308    $ 718,413
 Costs and Expenses:
  Cost of products sold                                 960,168      515,787
  Selling, general and
   administrative expense                               234,222      144,159
  Amortization of acquired goodwill                       8,784        2,861
                                                      ---------    ---------
                                                      1,203,174      662,807
                                                      ---------    ---------
 Operating earnings                                      97,134       55,606
 Interest expense                                       (62,126)     (31,089)
 Investment income                                        7,492        7,683
                                                      ---------    ---------
 Earnings from continuing
     operations before provision
     for income taxes                                    42,500       32,200
 Provision for income taxes                              19,400       11,400
                                                      ---------    ---------
 Earnings from continuing operations
   before extraordinary loss                             23,100       20,800
 Earnings(loss) from discontinued operations                600       (2,700)
 Extraordinary loss from debt retirements                  (100)         ---
                                                      ----------   ---------
 Net Earnings                                         $  23,600    $  18,100
                                                      =========    =========

 Net Earnings (Loss) Per Share:
 Earnings from continuing operations
   before extraordinary loss:
  Basic                                                   $2.17       $2.16
  Diluted                                                 $2.13       $2.11

 Earnings(loss) from discontinued operations:
  Basic                                                   $ .05       $(.29)
  Diluted                                                 $ .05       $(.28)

 Extraordinary loss from debt retirements:
  Basic                                                   $(.01)       $ ---
                                                          ------       -----
  Diluted                                                 $(.01)       $ ---
                                                          ------       -----

 Net Earnings:
  Basic                                                   $2.21       $1.87
                                                          =====       =====
  Diluted                                                 $2.17       $1.83
                                                          =====       =====

 Weighted Average Number of Shares:
  Basic                                                  10,660        9,632
  Diluted                                                10,858        9,878


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        NORTEK, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Amounts in Thousands)

                                                              For the
                                                         Nine Months Ended
                                                         -----------------
                                                        Oct. 3,    Sept. 27,
                                                         1998        1997
                                                        --------    -------
                                                            (Unaudited)

 Cash Flows from operating activities:
 Earnings from continuing operations                   $ 23,100    $ 20,800
 Earnings (loss) from discontinued operations               600      (2,700)
 Extraordinary loss from debt retirements                  (100)        ---
                                                        --------    -------
 Net earnings                                            23,600      18,100
                                                        -------     -------

 Adjustments to reconcile net earnings to cash:
 Depreciation and amortization expense                   31,043      17,497
 Non-cash interest expense                                2,497       1,046
 Loss on sale of a discontinued operation
   before income taxes                                    2,500         ---
 Loss on debt retirements before income taxes               150         ---
 Deferred federal income tax provision (credit)           7,300      (3,100)
 Deferred federal income tax credit from
   discontinued operations                               (2,300)        ---
 Changes in certain assets and liabilities, net
   of effects from acquisitions and dispositions:
 Accounts receivable, net                               (36,315)    (13,440)
 Prepaid and other current assets                        (4,492)      3,547
 Inventories                                            (12,269)      1,658
 Net assets of discontinued operations                   (6,659)     (4,663)
 Accounts payable                                        24,346      (2,363)
 Accrued expenses and taxes                              (9,536)     20,695
 Long-term assets, liabilities and other, net            (3,150)     (3,825)
                                                        -------     -------
   Total adjustments to net earnings                     (6,885)     17,052
                                                        -------     -------
   Net cash provided by operating activities             16,715      35,152
                                                        -------     -------
 Cash Flows from investing activities:
 Capital expenditures                                   (24,185)    (12,989)
 Net cash paid for businesses acquired                 (242,500)   (386,952)
 Purchase of investments and marketable
     securities                                        (100,512)   (238,199)
 Proceeds from the sale of investments
     and marketable securities                           36,123     183,329
 Net proceeds from businesses sold or
     discontinued                                        68,947         ---
 Other, net                                              (7,088)     (3,943)
                                                       ---------   ---------
     Net cash used in investing activities             (269,215)   (458,754)
                                                       ---------   ---------

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        NORTEK, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Amounts in Thousands)
                                 (Continued)


                                                          For the
                                                      Nine Months Ended
                                                      -----------------
                                                     Oct. 3,    Sept. 27,
                                                       1998        1997
                                                     -------     -------
                                                        (Unaudited)

  Cash Flows from financing activities:
  Sale of notes, net                                $203,492    $467,663
  Purchase of notes                                  (10,511)        ---
  Net decrease in borrowings                         (26,141)    (27,599)
  Net proceeds from the sale of Nortek
     Common Stock                                     64,300         ---
  Purchase of Nortek Common and Special
     Common Stock                                     (6,760)     (8,824)
  Other, net                                           1,479         395
                                                     -------     -------
  Net Cash Provided by Financing
     Activities                                      225,859     431,635
                                                     -------     -------
  Net (decrease) increase in unrestricted
     cash and cash equivalents                       (26,641)      8,033
  Unrestricted cash and cash equivalents
     at the beginning of the period                  125,842      41,042
                                                     -------     -------
  Unrestricted cash and cash equivalents
     at the end of the period                       $ 99,201    $ 49,075
                                                    ========    ========
  Interest paid                                     $ 76,880    $ 32,717
                                                    ========    ========
  Income taxes paid, net                            $  2,617    $  8,203
                                                    ========    ========








    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
FOR THE THREE MONTHS ENDED September 27, 1997
(Dollar Amounts in Thousands)

                                                 Addi-                          Accumulated
                                     Special    tional                             Other
                            Common    Common    Paid-in   Retained   Treasury  Comprehensive  Comprehensive
                            Stock     Stock     Capital   Earnings    Stock        Income         Income
                            -------   -----     --------   -------   ---------    -------        ---------
                                                   (Unaudited)
Balance, June 28,
1997                        $16,026   $ 774     $135,311   $48,166   $(75,232)    $(3,948)         $  ---
Net earnings                    ---     ---          ---     7,700                    ---           7,700
Other comprehensive
 income:
 Translation adjustment         ---     ---          ---       ---        ---         (87)            (87)
 Unrealized increase
    in the value of
    marketable
    securities                  ---     ---          ---       ---        ---         123             123
                                                                                                   ------
Comprehensive income                                                                               $7,736
                                                                                                   ======
3,463 shares of
 special common stock
 converted into
 3,463 shares of
 common stock                     3      (3)         ---       ---        ---         ---
11,900 shares of common
 stock issued upon
 exercise of stock
 options                         12     ---           22       ---        ---         ---
44,841 shares of
 treasury stock
 acquired                       ---     ---          ---       ---     (1,129)        ---
                            -------   -----     --------   -------   ---------    -------
Balance, Sept. 27
1997                        $16,041   $ 771     $135,333   $55,866   $(76,361)    $(3,912)
                            =======   =====     ========   =======   =========    ========


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
FOR THE THREE MONTHS ENDED OCTOBER 3, 1998
(Dollar Amounts in Thousands)

                                                 Addi-                          Accumulated
                                     Special    tional                             Other
                            Common    Common    Paid-in   Retained   Treasury  Comprehensive  Comprehensive
                            Stock     Stock     Capital   Earnings    Stock        Income         Income
                            -------   -----     --------   -------   --------     -------       ----------
                                                   (Unaudited)
Balance, July 4, 1998       $18,409   $ 860     $198,886   $68,766   $(84,288)   $ (6,903)        $   ---
Net earnings                    ---     ---          ---    13,800        ---         ---          13,800
Other comprehensive
 income:
 Translation adjustment         ---     ---          ---       ---        ---         416             416
 Unrealized increase
    in the value of
    marketable
    securities                  ---     ---          ---       ---        ---         474             474
                                                                                                  -------
Comprehensive income                                                                              $14,690
                                                                                                  =======
2,675 shares of
 special common stock
 converted into
 2,675 shares of
 common stock                     3      (3)         ---       ---        ---         ---
4,947 shares of
 common stock
 issued upon exercise
 of stock options                 5     ---           (5)      ---        ---         ---
15,620 shares of
 treasury stock
 acquired                       ---     ---          ---       ---       (360)        ---
Other                           ---     ---        1,948       ---        174         ---
                            -------   -----     --------   -------   --------     -------
Balance, October 3, 1998
                            $18,417   $ 857     $200,829   $82,566   $(84,474)    $(6,013)
                            =======   =====     ========   =======   ========     =======



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 27, 1997
(Dollar Amounts in Thousands)

                                                 Addi-                          Accumulated
                                     Special    tional                             Other
                            Common    Common    Paid-in   Retained   Treasury  Comprehensive  Comprehensive
                            Stock     Stock     Capital   Earnings    Stock        Income         Income
                            -------    -----    --------   -------     -------    -------       ----------
                                                   (Unaudited)
Balance, December 31,
1996                        $15,966    $ 784    $135,028   $37,766   $(67,537)    $(3,212)        $   ---
Net earnings                    ---      ---         ---    18,100        ---         ---          18,100
Other comprehensive
 income:
 Translation adjustment         ---      ---         ---       ---        ---      (1,192)         (1,192)
 Unrealized increase
    in the value of
    marketable
    securities                  ---      ---         ---       ---        ---         492             492
                                                                                                  -------
Comprehensive income                                                                              $17,400
                                                                                                   ======
19,101 shares of
 special common stock
 converted into 19,101
 shares of common stock          19      (19)        ---       ---        ---         ---
56,219 shares of
 common stock and
 5,808 shares of
 special common stock
 issued upon exercise
 of stock options                56        6         305       ---        ---         ---
382,746 shares of
 treasury stock
 acquired                       ---      ---         ---       ---     (8,824)        ---
                            -------    -----    --------   -------     -------    -------
Balance, September 27,
1997                        $16,041    $ 771    $135,333   $55,866   $(76,361)    $(3,912)
                            =======    =====    ========   =======   =========    ========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
FOR THE NINE MONTHS ENDED OCTOBER 3, 1998
(Dollar Amounts in Thousands)

                                                  Addi-                         Accumulated
                                       Special   tional                            Other
                               Common   Common   Paid-in  Retained   Treasury  Comprehensive   Comprehensive
                               Stock    Stock    Capital  Earnings    Stock        Income         Income
                               ------   -----   --------   -------   -------     -------         ---------
                                                    (Unaudited)
Balance, December 31, 1997     $16,051   $ 767   $135,345   $58,966  $(77,714)    $(5,327)        $   ---
Net earnings                       ---     ---        ---    23,600       ---         ---          23,600
Other comprehensive
 income:
 Translation adjustment            ---     ---        ---       ---       ---      (1,181)         (1,181)
 Unrealized increase
  in the value of
  marketable securities            ---     ---        ---       ---       ---         595             595
 Minimum pension
liability
  net of $65 tax benefit           ---     ---        ---       ---       ---        (100)           (100)
                                                                                                  -------
Comprehensive income                                                                              $22,914
Sale of 2,182,500 shares
  of common stock                2,182     ---     62,207       ---       ---         ---
10,831 shares of
 special common stock
 converted into
 10,831 shares of
 common stock                       11     (11)       ---       ---       ---         ---
172,875 shares of
 common stock and
 100,991 shares of
 special common stock
 issued upon exercise
 of stock options                  173     101      3,277       ---       ---         ---
221,043 shares of
 treasury stock acquired           ---     ---        ---       ---    (6,934)        ---
Other                              ---     ---        ---       ---       174         ---
                                ------   -----   --------   -------   -------     -------
Balance, October 3, 1998       $18,417   $ 857   $200,829   $82,566  $(84,474)    $(6,013)
                               =======   =====   ========   =======  ========     =======

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        NORTEK, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  OCTOBER 3, 1998 AND SEPTEMBER 27, 1997

(A) The unaudited condensed consolidated financial statements (the "Unaudited Financial Statements") presented have been prepared by Nortek, Inc. and include all of its wholly-owned subsidiaries (the "Company") after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, although, the Company believes that the disclosures included are adequate to make the information presented not misleading. Certain amounts in the Unaudited Financial Statements for prior periods have been reclassified to conform to the presentation at October 3, 1998, and for all periods presented, reflect the operations of the Plumbing Products Group as discontinued operations (See Note H). It is suggested that these Unaudited Financial Statements be read in conjunction with the financial statements and the notes included in the Company's latest Annual Report on Form 10-K.

(B) In March 1997, the Company sold, $175,000,000 principal amount of 9 1/4% Senior Notes due March 15, 2007 ("9 1/4% Notes") at a slight discount. The net proceeds were used to refinance certain outstanding indebtedness of the Company's subsidiaries and for acquisitions and other general corporate purposes, including investment in plant and equipment.

(C) During the second quarter of 1998, the Company sold, in a public offering, 2,182,500 shares of its Common Stock for net proceeds of approximately $64,300,000 (the "Common Stock Offering").

(D) Acquisitions are accounted for as purchases and, accordingly, have been included in the Company's consolidated results of operations since the acquisition date. Purchase price allocations are subject to refinement until all pertinent information regarding the acquisitions is obtained.

(E) On July 31, 1998, the Company, through a wholly-owned subsidiary, purchased all of the issued and outstanding capital stock of NuTone Inc.("NuTone"), a wholly-owned subsidiary of Williams plc ("Williams") for an aggregate purchase price of approximately $242,500,000. In connection with the acquisition, the Company assumed NuTone's operating liabilities (other than intercompany borrowings), including certain liabilities of NuTone concerning post-retirement and other benefit obligations. The purchase price was funded through the use of the net proceeds from the sale of $210,000,000 principal amount of 8 7/8 % Senior Notes due August 1, 2008 (the "8 7/8% Notes") at a slight discount, which occurred on July 31, 1998, in a private Rule 144A offering to qualified investors together with

                        NORTEK, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    OCTOBER 3, 1998 AND SEPTEMBER 27, 1997
                                 (Continued)


    approximately $44,800,000 of the cash proceeds received from the Common Stock Offering.

    Consummation of the acquisition was subject to a Federal Trade Commission ("FTC") NuTone Agreement Containing Consent Order ("Order") which, under the terms of which the Company must divest, at no minimum price, prior to December 31, 1998, all of the assets, properties, business and goodwill of its M&S Systems LP ("M&S") subsidiary. On November 2, 1998, the Company entered into an agreement to sell M&S and another Nortek subsidiary; the transaction is subject to FTC approval. (See Note K). If the Company has not divested the M&S assets prior to December 31, 1998, the FTC may appoint a trustee to divest the M&S assets. The Company will be responsible for any costs and expenses incurred by the trustee that are necessary to carry out the trustee's duties. The Company is required to file compliance reports showing that it has fully complied with the Order. Violations of the final consent order may result in substantial monetary penalties, which could have a material adverse effect on the Company's business.

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

    The following presents the unaudited Pro Forma and As Adjusted net sales, depreciation and amortization expense, operating earnings, earnings from continuing operations and diluted earnings per share from continuing operations of the Company for the three months and nine months ended September 27, 1997 and October 3, 1998 and the year ended December 31,1997 and gives pro forma effect to the sale of the 8 7/8% Notes, the acquisition of Nutone, the Common Stock Offering, the acquisition of Ply Gem, the sale of the 9 1/8% Notes, the extension of credit under the Ply Gem Credit Facility to refinance certain existing indebtedness and the termination of Ply Gem's accounts receivable securitization program, the sale of the 9 1/4% Notes in March 1997, the refinancing of certain subsidiary indebtedness, and reflects estimated cost reductions as described below as if such transactions and adjustments had occurred on January 1, 1997:

                      NORTEK, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    OCTOBER 3, 1998 AND SEPTEMBER 27, 1997
                                 (Continued)

  The As Adjusted information is presented as supplemental information only and is not intended to and does not conform with Article 11 Pro Forma Financial Information of Regulation S-X of the Securities and Exchange Commission.

                                           Pro Forma
                                           ---------
                       Three Months Ended     Nine Months Ended      Year Ended
                       ------------------     -----------------      ----------
                       Oct. 3,  Sept. 27,     Oct. 3     Sept. 27     Dec. 31,
                        1998       1997        1998        1997         1997
                       -------  --------      ------     -------     ----------
                           (Amounts in thousands except per share amounts)

Net sales              $473,631  $484,383   $1,410,969   $1,379,321  $1,849,124
Depreciation and
 amortization
 expense                 11,989    12,521       36,503       37,186      48,571
Operating earnings       38,400     4,300       99,000       59,000      91,600
Earnings (loss)
 from continuing
 operations               8,400   (11,400)      15,200       (9,100)     (3,800)
Diluted earnings
 (loss)per share
 from continuing
 operations               $ .70     $(.97)      $1.28         $(.76)     $(.32)



                                          As Adjusted
                                          -----------
                        Three Months Ended      Nine Months Ended     Year Ended
                        ------------------      -----------------     ----------
                        Oct. 3,     Sept. 27,  Oct. 3,    Sept. 27,    Dec. 31,
                          1998        1997       1998        1997        1997
                        -------    ---------   ---------   --------    --------
                            (Amounts in thousands except per share amounts)

Net sales               $473,631    $484,383  $1,410,969  $1,379,321  $1,849,124
Depreciation and
 amortization
 expense                  11,989      12,427      36,503      36,790      48,175
Operating earnings        48,100      36,600     116,200     106,500     142,900
Earnings from
 continuing
 operations               14,200       8,200      25,500      20,000      27,700
Diluted earnings
 per share from
 continuing
 operations                $1.19       $ .68      $2.14       $1.66       $2.30

                        NORTEK, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  OCTOBER 3, 1998 AND SEPTEMBER 27, 1997
                                (Continued)

    In computing Pro Forma earnings, earnings have been reduced by net interest income on the aggregate cash portion of the purchase price of the acquisitions at the historical rate earned by the Company and interest expense on indebtedness incurred in connection with the acquisitions and the refinancing and repayment of certain indebtedness of Ply Gem. Earnings have been reduced by amortization of goodwill and, in relation to the Ply Gem acquisition, reflect net adjustments to depreciation expense as a result of an increase in the estimated fair market value of property and equipment and changes in depreciable lives. Interest expense on the subsidiary indebtedness refinanced with funds from the sale of the 9 1/4% Notes was excluded at an average interest rate consistent with the indebtedness outstanding which was refinanced, net of tax effect. Interest expense was included on the 9 1/4% Notes, the 9 1/8% Notes, and the 8 7/8% Notes at the applicable coupon rates plus amortization of deferred debt expense and debt discount, net of tax effect. Pro Forma results reflect actual investment income earned on the portion of the cash proceeds not used for the NuTone acquisition from the date of the Common Stock Offering to October 3, 1998.

    At the date of the NuTone acquisition, the Company achieved cost reductions directly attributable to the acquisition from the elimination of fees and charges paid by NuTone to Williams and related entities. Pro Forma operating earnings have been increased (decreased) for the three and nine months ended September 27, 1997 by approximately $1,711,000 and $2,586,000, respectively, for the three and nine months ended October 3, 1998 by approximately $(30,000) and $354,000, respectively, and for the year ended December 31, 1997 by approximately $1,746,000 for the pro forma effect of such cost reductions. Subsequent to the NuTone acquisition, the Company expects to realize approximately $15,000,000 in annual cost reductions ("NuTone Cost Adjustments") that can be achieved as a result of integrating NuTone into the Company's operations. As Adjusted operating earnings, as compared to Pro Forma earnings, have been increased for the NuTone Cost Adjustments by $3,750,000 and $11,250,000 for the three and nine months ended September 27, 1997, respectively, by $1,250,000 and $8,750,000 for the three and nine months ended October 3, 1998, respectively, and by $15,000,000 for the year ended December 31, 1997.

    Since the Ply Gem acquisition date, the Company has realized cost savings as a result of the acquisition. These savings resulted from several actions, including: (i) the elimination of expenses associated with Ply Gem's New York headquarters; (ii) the consolidation of Ply Gem's corporate functions such as accounting, legal and risk management into Nortek; and (iii) the elimination of certain under-performing product lines. Pro Forma operating

                         NORTEK, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    OCTOBER 3, 1998 AND SEPTEMBER 27, 1997
                                  (Continued)

      earnings for the three and nine months ended September 27, 1997 and the year ended December 31, 1997, have been increased for the pro forma effect of cost reductions directly attributable to the Ply Gem acquisition totaling approximately $262,000, $3,983,000 and $4,000,000 respectively. As Adjusted operating earnings for the three and nine months ended September 27, 1997 and the year ended December 31, 1997, include the effect of the cost reductions directly attributable to the Ply Gem acquisition noted above and additional cost savings related to expenses associated with the elimination of Ply Gem's New York headquarters, the consolidation of Ply Gem's corporate functions and the elimination of certain under-performing product lines which total approximately $4,997,000, $12,661,000, and $14,100,000, respectively.

      Included in Pro Forma operating earnings for the three and nine months ended September 27, 1997 and the year ended December 31, 1997, are approximately $22,200,000 of charges recorded by Ply Gem to provide certain valuation reserves. Included in Pro Forma operating earnings for the three and nine months ended October 3, 1998, are approximately $8,400,000 of charges recorded by NuTone to provide certain valuation reserves. The As Adjusted operating earnings, which is presented as supplemental information, excludes the effect of these charges.

      The Pro Forma information presented does not purport to be indicative of the results which would have been reported if these transactions had occurred on January 1, 1997, or which may be reported in the future.

(F) The Company's Board of Directors has authorized a number of programs to purchase shares of the Company's Common and Special Common Stock. The most recent of these programs was announced on April 30, 1997, to purchase up to 500,000 shares of the Company's Common and Special Common Stock in open market or negotiated transactions, subject to market conditions, cash availability and provisions of the Company's outstanding debt instruments. As of November 6, 1998, the Company has purchased approximately 356,400 shares of its Common and Special Common Stock under this program for approximately $10,224,000 and accounted for such share purchases as Treasury Stock.

      At November 6, 1998, approximately $61,100,000 was available for the payment of cash dividends, stock purchases or other restricted payments as defined under the terms of the Company's most restrictive Indenture.

                          NORTEK, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     OCTOBER 3, 1998 AND SEPTEMBER 27, 1997
                                   (Continued)


(G) In the fourth quarter of 1997, the Company adopted the provisions of SFAS No. 128, "Earnings Per Share." This statement requires a restatement of all prior-period earnings per share ("EPS") data presented. Accordingly, EPS for the third quarter and first nine months of 1997 has been restated.

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

    A  reconciliation   between  basic  and  diluted  earnings  per  share  from
    continuing operations is as follows:


                                        Three                  Nine
                                    Months Ended           Months Ended
                                 Oct. 3,   Sept. 27,   Oct. 3,    Sept. 27,
                                   1998       1997       1998       1997
                                  (In thousands except per share amounts)

 Earnings from continuing
   operations                     $13,300     $8,400    $23,100    $20,800
 Basic EPS:
   Basic common shares             11,721      9,569     10,660      9,632
                                   ======      =====     ======      =====
   Basic EPS                        $1.13  $     .87      $2.17      $2.16
                                    =====      =====      =====      =====

 Diluted EPS:
   Basic common shares             11,721      9,569     10,660      9,632
   Plus: Impact of stock
         options                      230        272        198        246
                                   ------      -----     ------      -----
 Diluted common shares             11,951      9,841     10,858      9,878
                                   ======      =====     ======      =====
 Diluted EPS                        $1.11      $_.85      $2.13      $2.11
                                    =====      =====      =====      =====


(H) In the fourth quarter of 1997, the Company adopted a plan of disposition for its Plumbing Products Group and provided a pre-tax reserve of $2,500,000 for estimated future losses including interest expense. On July 10, 1998, the Company sold its Plumbing Products Group for approximately $33,700,000 and recorded a $600,000 net after tax gain on the disposition. In the nine months ended October 3, 1998, approximately $1,000,000 of corporate interest expense was allocated against this reserve. In the three

                       NORTEK, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  OCTOBER 3, 1998 AND SEPTEMBER 27, 1997
                                (Continued)


     months and nine months ended September 27, 1997, the loss from discontinued operations included an allocation of corporate interest expense of approximately $425,000 and $1,375,000 respectively. Corporate interest expense was allocated to discontinued operations based on the ratio of net assets of the discontinued operation to the sum of the total consolidated net assets of the Company plus consolidated debt of the Company, other than debt of the discontinued operation assumed by the buyer, and debt that is directly attributed to other operations of the Company. The following is a summary of the results of discontinued operations for the three months and nine months ended September 27, 1997:


                                      Three Months       Nine Months
                                     Ended Sept. 27,   Ended Sept. 27,
                                          1997               1997
                              (In thousands except per share amounts)

        Net sales                         $27,376           $78,561
                                          =======           =======

        Loss before income taxes             (900)           (4,200)
        Income tax benefit                    200             1,500
                                          -------           -------
        Loss from discontinued
         operations                       $  (700)          $(2,700)
                                          ========          ========


(I) In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") which requires the display of comprehensive income and its components in the financial statements. Comprehensive income includes net earnings and unrealized gains and losses from currency translation, marketable securities and pension liability adjustments. The components of the Company's comprehensive income and the effect on earnings, for the third quarter and first nine months of 1997 and 1998, are detailed in the Statements of Stockholders' Investment.

(J) In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless

                      NORTEK, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  OCTOBER 3, 1998 AND SEPTEMBER 27, 1997
                                  (Continued)

     specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

(K) During the first nine months of 1998, the Company made several dispositions of nonstrategic assets of Ply Gem. On May 8, 1998, the Company sold Studley Products, Inc. ("Studley"). Studley, which had net sales and an operating loss of approximately $7,300,000 and $1,600,000, respectively, for the period January 1, 1998 to May 8, 1998, was treated as an operation held for sale since the Ply Gem Acquisition. On May 22, 1998, the Company consummated the sale of Sagebrush Sales, Inc. ("Sagebrush") for approximately $9,100,000 in cash. Sagebrush had net sales, operating (and pre-tax) earnings and depreciation and amortization expense of approximately $19,000,000, $206,000 and $141,000, respectively, for the five months ended May 22, 1998. On July 2, 1998, the Company completed the sale of Goldenberg Group, Inc.
    ("Goldenberg") for approximately $11,000,000, including approximately $2,100,000 in notes. Goldenberg had net sales, operating (and pre-tax) earnings and depreciation and amortization expense of approximately $21,500,000, $359,000 and $313,000, respectively, for the six months ended July 4, 1998. On July 31, 1998, the Company completed the sale of another Ply Gem business, Ply Gem Manufacturing, which had net sales, operating (and pre-tax) earnings and depreciation and amortization expense of approximately $23,300,000, $665,000 and $81,000, respectively, for the seven months ended July 31, 1998. The operating results of Sagebrush, Goldenberg and Ply Gem Manufacturing are included in the Company's 1997 and 1998 consolidated results from the date of acquisition to the date of sale. The Company has not recorded in net earnings any significant gains or losses associated with these dispositions.

                        NORTEK, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 3, 1998 AND SEPTEMBER 27, 1997
                                    (Continued)


      On November 2, 1998, the Company entered into an agreement to sell the businesses of two wholly-owned subsidiaries: M&S and Moore-O-Matic, Inc. ("MOM") to the Chamberlain Group, Inc. M&S manufactures and sells intercom systems, built-in music systems, central vacuum systems and related products. MOM sells automatic garage door openers, gate operators and electronic transmitters. Consummation of the transaction is subject to customary conditions and, as to M&S, approval by the FTC pursuant to a consent agreement entered into by the Company and the FTC as part of the FTC's approval of the Company's acquisition of NuTone Inc., on July 31, 1998. For the year ended December 31, 1997, net sales, operating (and pre-tax) earnings and depreciation and amortization expense of M&S and MOM were approximately $37,300,000, $3,500,000 and $600,000, respectively. For the three months ended October 3, 1998, net sales, operating (and pre-tax) earnings and depreciation and amortization expense of M&S and MOM were approximately $10,900,000, $1,000,000 and $160,000, respectively. For the nine months ended October 3, 1998, net sales, operating (and pre-tax) earnings and depreciation and amortization expense of M&S and MOM were approximately $31,700,000, $2,800,000 and $490,000, respectively.

(L) On October 9, 1998, the Company completed the acquisition of Napco, Inc. ("Napco"), a privately held manufacturer of exterior building products headquartered in Valencia, Pennsylvania for approximately $77,100,000 in cash plus the assumption of debt of approximately $10,200,000. Napco manufactures four principal product lines: (a) vinyl siding, soffit and accessories, marketed under the American Comfort(R), American Herald(TM) and American '76(R) collection labels; (b) vinyl window systems, marketed under the Premium and American Comfort(R) labels; (c) accessory products, including aluminum-trim coil, soffit, rainware and related specialty products;  and (d)  coil  coating.  Napco's  manufacturing  operations  are conducted in three company-owned plants that are located in western Pennsylvania. For the year ended December 31, 1997, Napco had net sales, operating earnings and depreciation and amortization expense of approximately $91,100,000, $8,000,000 and $2,300,000, respectively.

(M) The Year 2000 ("Y2K") issue refers to and arises from deficient computer programs and related products, such as embedded chips, which do not properly recognize or process a year that begins with "20" instead of "19." If not corrected, many business and other processes could fail or create erroneous results. The extent of the potential impact of the Y2K issue is not yet known, and if not timely corrected, it could affect the global
     economy.   Although  the  Company   believes  that  all   modifications  to

                        NORTEK, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 3, 1998 AND SEPTEMBER 27, 1997
                                    (Continued)


     information technology ("IT") and non-IT systems, material to the Company's business, will be Y2K compliant on or before December 31, 1999, it cannot predict the outcome or the success of its Y2K initiative, or that third party systems are or will be Y2K compliant, or that the costs required to address the Y2K issue, or that the impact of a failure to achieve substantial Y2K compliance, will not have a material adverse effect on the company's business, financial condition or results of operations.

                        NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 3, 1998 AND THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 27, 1997


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

The Company acquired Ply Gem on August 26, 1997 and NuTone on July 31, 1998. These acquisitions have been accounted for under the purchase method of accounting. Accordingly, the results of Ply Gem and NuTone are included in the Company's consolidated results since that date. (See "Liquidity and Capital Resources" and Note E of the Notes to the Unaudited Financial Statements included elsewhere herein.)

In the fourth quarter of 1997, the Company adopted a plan to discontinue its Plumbing Products Group. Accordingly, the results of the Plumbing Products Group have been excluded from earnings from continuing operations and classified separately as discontinued operations for all periods presented. On July 10, 1998, the Company sold its Plumbing Products Group for approximately $33,700,000 in cash. During the second and third quarters of 1998, the Company made several dispositions of nonstrategic assets of Ply Gem. On May 8, 1998, the Company sold Studley. Studley, which had net sales and an operating loss of approximately $7,300,000 and $1,600,000, respectively, for the period from January 1, 1998 to May 8, 1998, was treated as an operation held for sale since the Ply Gem Acquisition. On May 22, 1998, the Company consummated the sale of Sagebrush for approximately $9,100,000 in cash. Sagebrush had net sales, operating (and pre-tax) earnings and depreciation and amortization expense of approximately $19,000,000, $206,000 and $141,000, respectively, for the five months ended May 22, 1998. On July 2, 1998, the Company completed the sale of Goldenberg for approximately $11,000,000, including approximately $2,100,000 in notes. Goldenberg had net sales, operating (and pre-tax) earnings and depreciation and amortization expense of approximately $21,500,000, $359,000 and $313,000, respectively, for the six months ended June 30, 1998. On July 31, 1998, the Company completed the sale of another Ply Gem business, Ply Gem Manufacturing, which had net sales, operating (and pre-tax) earnings and depreciation and amortization expense of approximately $23,300,000, $665,000 and $81,000, respectively, for the seven months ended July 31, 1998. See Notes H and K of the Notes to the Unaudited Financial Statements included elsewhere herein.

The Company has entered into an agreement for the sale of M&S and MOM. M&S manufactures and sells intercom systems, built-in music systems, central vacuum systems and related products. M&S and MOM had net sales, operating (and pre-tax)

                        NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 3, 1998
        AND THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 27, 1997
                                  (Continued)

earnings and depreciation and amortization expense of $37,300,000, $3,500,000 and $600,000, respectively, for the year ended December 31, 1997. Consummation of the transaction is subject to customary terms and conditions. In addition, under the FTC Order, the disposition of M&S is subject to the prior approval of the FTC. See Notes E and K of the Notes to the Unaudited Financial Statements included elsewhere herein.

Results of Operations
---------------------

The tables below and on the next page set forth, for the periods presented, (a) certain consolidated operating results, (b) the change in the amount and the percentage change of such results as compared to the prior comparable period,
(c) the percentage which such results bear to net sales and (d) the change of such percentages as compared to the prior comparable period. The results of operations for the third quarter ended October 3, 1998 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

                                                                 Change in
                                     Third Quarter Ended    Third Quarter 1998
                                    Oct. 3,      Sept. 27,  as Compared to 1997
                                      1998         1997         $          %
                                      -----        -----      -----      -----
                                           (Dollar amounts in millions)

Net sales                            $458.2       $300.4     $157.8       52.5%
Cost of products sold                 331.6        220.1     (111.5)     (50.7)
Selling, general and
 administrative expense                78.7         55.6      (23.1)     (41.5)
Amortization of acquired
 goodwill                               3.6          1.4       (2.2)       NM
                                      -----        -----      -----      -----
Operating earnings                     44.3         23.3       21.0       90.1
Interest expense                      (22.9)       (13.5)      (9.4)     (69.6)
Investment income                       3.1          3.1         ---       ---
                                      -----        -----       -----     -----
Earnings from continuing
 operations before provision
 for income taxes                      24.5         12.9       11.6       89.9
Provision for income taxes             11.2          4.5       (6.7)    (148.9)
                                      -----        -----      ------    -------
Earnings from continuing
 operations                            13.3          8.4         4.9      58.3
Earnings (loss) from
discontinued operations                  .6          (.7)        1.3       NM
Extraordinary loss from debt
retirement                              (.1)         ---         (.1)      NM
                                      -----        -----        ----      ----
Net earnings                          $13.8        $ 7.7        $6.1      79.2%
                                      =====        =====        ====      =====

NM = not meaningful
                                      23

                        NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 3, 1998
        AND THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 27, 1997
                                 (Continued)




                                                                 Change in
                                  Percentage of Net Sales       Percentage
                                    Third Quarter Ended        for the Third
                                     Oct. 3,  Sept. 27,         Quarter 1998
                                      1998      1997        as Compared to 1997
                                     ------   -------       -------------------

Net sales                            100.0%     100.0%              ---
Cost of products sold                 72.3       73.3              1.0
Selling, general and
  administrative expense              17.2       18.5              1.3
Amortization of acquired
  goodwill                              .8         .5              (.3)
                                      ----       ----             -----
Operating earnings                     9.7        7.7              2.0
Interest expense                      (5.0)      (4.5)             (.5)
Investment income                       .6        1.1              (.5)
                                      ----       ----              ----
Earnings from continuing
  operations before provision
  for income taxes                     5.3        4.3              1.0
Provision for income taxes             2.4        1.5              (.9)
                                      ----       ----             -----
Earnings from continuing
  operations                           2.9        2.8               .1
Earnings(loss) from
  discontinued operations               .1        (.3)              .4
Extraordinary loss from debt
   retirements                         ---        ---              ---
                                      ----       ----             ----
Net earnings                           3.0%       2.5%              .5
                                      =====      =====            ====

                        NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 3, 1998
        AND THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 27, 1997
                                  (Continued)


Results of Operations
---------------------

The tables below and on the next page set forth, for the periods presented, (a) certain consolidated operating results, (b) the change in the amount and the percentage change of such results as compared to the prior comparable period,
(c) the percentage which such results bear to net sales and (d) the change of such percentages as compared to the prior comparable period. The results of operations for the first nine months ended October 3, 1998 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.


                                                                Change in
                                     Nine Months Ended   First Nine Months 1998
                                   Oct. 3,    Sept. 27,    as Compared to 1997
                                    1998         1997         $           %
                                   -------    --------     -------      ------
                                          (Dollar amounts in millions)


Net sales                        $1,300.3         $718.4     $581.9       81.0%
Cost of products sold               960.2          515.8     (444.4)     (86.2)
Selling, general and
 administrative expense             234.2          144.2      (90.0)     (62.4)
Amortization of acquired
 goodwill                             8.8            2.8       (6.0)       NM
                                   ------         ------     -------    -------
Operating earnings                   97.1           55.6       41.5       74.6
Interest expense                    (62.1)         (31.1)     (31.0)     (99.7)
Investment income                     7.5            7.7        (.2)      (2.6)
                                   ------         ------     -------    -------
Earnings from continuing
 operations before provision
 for income taxes                    42.5           32.2       10.3       32.0
Provision for income taxes           19.4           11.4       (8.0)     (70.2)
                                   ------         ------     -------    -------
Earnings from continuing
 operations                          23.1           20.8         2.3      11.1
Earnings (loss) from
 discontinued operations               .6           (2.7)        3.3     122.2
Extraordinary loss from debt
 retirement                           (.1)           ---         (.1)      NM
                                   ------         ------      ------     ------
Net earnings                       $ 23.6         $ 18.1      $  5.5      30.4%
                                   ======         ======      ======     ======



NM = not meaningful

                        NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 3, 1998
        AND THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 27, 1997
                                  (Continued)

                                                                 Change in
                                  Percentage of Net Sales        Percentage
                                  First Nine Months Ended      for the First
                                    Oct. 3,     Sept. 27,     Nine Months 1998
                                     1998         1997      as Compared to 1997
                                     ----         ----      -------------------

Net sales                            100.0%       100.0%           ---
Cost of products sold                 73.8         71.8           (2.0)
Selling, general and
 administrative expense               18.0         20.1            2.1
Amortization of acquired
  goodwill                              .7           .4            (.3)
                                      ----         ----           -----
Operating earnings                     7.5          7.7            (.2)
Interest expense                      (4.8)        (4.3)           (.5)
Investment income                       .6          1.1            (.5)
                                      ----         ----           -----
Earnings from continuing
 operations before provision
 for income taxes                      3.3          4.5           (1.2)
Provision for income taxes             1.5          1.6             .1
                                      ----         ----           ----
Earnings from continuing
 operations                            1.8          2.9           (1.1)
Earnings (loss) from
 discontinued operations               ---          (.4)            .4
Extraordinary loss from debt
 retirements                           ---          ---            ---
                                      ----          ---            ---
Net earnings                           1.8%         2.5%           (.7)
                                      =====        ====           =====

The following presents net sales for the Company's principal product groups for the third quarter and the nine months ended October 3, 1998 as compared to the third quarter and nine months ended September 27, 1997 and the amount and the percentage change of such results as compared to the prior comparable period:

                                               Third Quarter Ended
                                               -------------------
                                  Oct. 3,    Sept. 27,         Increase
                                    1998       1997           $         %
                                    ----       ----         ------   -------
                                                 (000's omitted)
Net Sales:
 Residential Building
  products                        $141,611    $105,532     $36,079    34.2%
 Air Conditioning and
  heating products                 121,975     111,656      10,319     9.2
 Windows, Doors and Siding         150,306      55,343      94,963   171.6
 Specialty Products and
  distribution                      44,301      27,849      16,452    59.1
                                   -------    --------     -------    ----
 Total                            $458,193    $300,380    $157,813    52.5%
                                  ========     =======    ========   =====

                        NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 3, 1998
        AND THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 27, 1997
                                 (Continued)

                                               Nine Months Ended
                                               -----------------
                                 Oct. 3,     Sept. 27,          Increase
                                   1998        1997           $         %
                                   ----        ----        -------    ------
                                                 (000's omitted)
Net Sales:
 Residential Building
  products                        $369,369    $316,967    $ 52,402     16.5%
 Air Conditioning and
  heating products                 356,645     318,254      38,391     12.1
 Windows, Doors and Siding         390,677      55,343     335,334    605.9
 Specialty Products and
  distribution                     183,617      27,849     155,768    559.3
                                ----------    --------    --------   ------
 Total                          $1,300,308    $718,413    $581,895     81.0%
                                ==========    ========    ========   ======


Certain amounts in the tables for the prior periods have been reclassified to conform to the presentation for the third quarter and the nine months ended October 3, 1998.

Operating Results
-----------------

Net sales increased approximately $157,800,000 or approximately 52.5%, (or increased approximately $158,900,000 or approximately 52.9% excluding the effect of foreign exchange) in the third quarter of 1998 as compared to the third quarter of 1997 and increased approximately $581,900,000 or approximately 81.0%, (or increased approximately $587,600,000 or approximately 81.8% excluding the effect of foreign exchange) for the first nine months of 1998 as compared to 1997. Net sales increased principally as a result of the acquisition of Ply Gem on August 26, 1997, which contributed approximately $194,600,000 and approximately $574,300,000 to net sales in the third quarter and first nine months of 1998, respectively, as compared to approximately $83,200,000 for the third quarter and first nine months of 1997 and the acquisition of NuTone on July 31, 1998 which contributed approximately $33,200,000 to net sales in the third quarter and first nine months of 1998. Excluding the effect of increased net sales from the acquisition of Ply Gem and NuTone, net sales increased approximately $13,200,000 or approximately 6.1% (or increased approximately $14,300,000, or approximately 6.6% excluding the effect of foreign exchange), and increased approximately $57,600,000 or approximately 9.1%, (or increased approximately $63,200,000 or approximately 10.0% excluding the effect of foreign exchange) for the third quarter and the first nine months of 1998, respectively as compared to 1997. Excluding the effect of acquisitions, the increase in net sales in the third quarter and first nine months is principally as a result of higher sales volume in the Air Conditioning and Heating Products Group related to products sold to the residential and manufactured housing markets, and to a lesser extent, increased sales volume in the Residential Building Products Group.


                                      27
                        NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 3, 1998
        AND THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 27, 1997
                                 (Continued)


As noted above, during the second and third quarters of 1998, the Company sold several nonstrategic assets. The Company's net sales for the first nine months of 1998, include approximately $63,800,000 of net sales related to certain businesses of Ply Gem which were sold in various transactions in 1998 and are included in the Specialty Products and Distribution Group.

Cost of products sold as a percentage of net sales decreased from approximately 73.3% in the third quarter of 1997 to approximately 72.3% in the third quarter of 1998, and increased from approximately 71.8% in the first nine months of 1997 to approximately 73.8% in the first nine months of 1998. Changes in the percentages were, in large part, affected by acquisitions. The Ply Gem businesses have a higher level of cost of sales than the overall group of businesses owned prior to the Ply Gem acquisition while NuTone has a lower percentage. Excluding the effect of acquisitions, cost of products sold as a percentage of net sales decreased from approximately 70.5% in the third quarter of 1997 to approximately 68.8% in the third quarter of 1998, and decreased from approximately 70.7% in the first nine months of 1997 to approximately 69.2% in the first nine months of 1998. Excluding the effect of acquisitions, the decreases in the percentages principally resulted from increased sales without a proportionate increase in costs, including lower material costs, in both periods in the Air Conditioning and Heating Products Group and, to a lesser extent, increased net sales without a proportionate increase in costs in the Residential Building Products Group. Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, the material cost of products sold and changes in productivity levels.

Selling, general and administrative expense as a percentage of net sales decreased from approximately 18.5% in the third quarter of 1997 to approximately 17.2% in the third quarter of 1998 and decreased from approximately 20.1% in the first nine months of 1997 to approximately 18.0% in the first nine months of 1998. These decreases in the percentages were principally affected as a result of acquisitions. Ply Gem has a lower level of selling, general and administrative expense to net sales than the overall group of businesses owned prior to the acquisition and NuTone has a higher level of expense. Excluding the affect of acquisitions, selling, general and administrative expense as a percentage of net sales decreased from approximately 20.8% in the third quarter of 1997 to approximately 20.0% in the third quarter of 1998, and decreased slightly from approximately 21.1% in the first nine months of 1997 to approximately 20.9% in the first nine months of 1998 in both the Residential Products and Air Conditioning and Heating Products Groups, as net sales increased without a proportionate increase in expense.

                        NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 3, 1998
        AND THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 27, 1997
                                 (Continued)


Amortization of acquired goodwill, as a percentage of net sales, increased from approximately .5% of net sales in the third quarter of 1997 to approximately .8% of net sales in the third quarter of 1998, and increased from approximately .4% of net sales in the first nine months of 1997 to approximately .7% in the first nine months of 1998, principally as a result of the acquisitions of Ply Gem and NuTone.

Consolidated segment earnings were approximately $49,500,000 for the third quarter of 1998 as compared to approximately $27,200,000 for the third quarter of 1997, and approximately $109,700,000 for the first nine months of 1998 as compared to approximately $66,200,000 for the first nine months of 1997. Segment earnings are operating earnings from continuing operations before corporate and other expenses that are not directly attributable to the Company's product groups. Acquisitions contributed approximately $19,500,000 and $5,200,000 to segment earnings in the third quarter of 1998 and 1997, respectively, and approximately $30,600,000 and $5,200,000 in the first nine months of 1998 and 1997, respectively. The Company's segment earnings for the first nine months of 1998 include approximately $1,200,000 of earnings related to businesses sold in 1998 (to the date of sale) which are included in the Specialty Products and Distribution Group. Consolidated segment earnings have been reduced by consolidated depreciation and amortization expense of approximately $11,100,000 and approximately $7,000,000 for third quarter 1998 and 1997, respectively, and approximately $30,900,000 and $17,400,000 for the first nine months of 1998 and 1997, respectively. Acquisitions contributed approximately $4,400,000 and $2,000,000 of the increase in consolidated depreciation and amortization expense in the third quarter of 1998 and 1997, respectively, and approximately
$13,800,000  and  $2,000,000  for  the  first  nine  months  of 1998  and  1997, respectively. The overall increase in segment earnings related to businesses owned prior to the acquisitions was due principally to increased sales volume without a proportionate increase in cost and expense in the Air Conditioning and Heating Products Group and, to a lesser extent, in the Residential Building Products Group.

Earnings of foreign operations, consisting primarily of the results of operations of the Company's Canadian and European subsidiaries which manufacture built-in ventilating products were approximately 6.7% and 7.0% of segment earnings in the third quarter and first nine months of 1998, respectively. Sales and earnings derived from the international market are subject to the risks of currency fluctuations.

Operating earnings in the third quarter of 1998 increased approximately $21,000,000 or approximately 90.1% as compared to the third quarter of 1997, and increased approximately $41,500,000 or approximately 74.6% as compared to the first nine months of 1997 primarily due to the factors previously discussed.

                        NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 3, 1998
        AND THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 27, 1997
                                 (Continued)


Interest expense in the third quarter of 1998 increased approximately $9,400,000 or approximately 69.6% as compared to the third quarter of 1997, and increased approximately $31,000,000 or approximately 99.7% as compared to the first nine months of 1997, primarily as a result of the sale of the 9 1/4% Notes on March 17, 1997, the sale of the 9 1/8% Notes in August 1997, indebtedness of Ply Gem existing at the date of acquisition and the sale of the 8 7/8% Notes on July 31, 1998. This increase was partially offset by the refinancing of certain outstanding indebtedness of the Company's subsidiaries in 1997. (See Notes B and E of the Notes to the Unaudited Financial Statements included elsewhere herein.)

Investment income was approximately $3,100,000 in the third quarter of 1998 and 1997, and decreased slightly from approximately $7,700,000 in the first nine months of 1997 to approximately $7,500,000 in the first nine months of 1998 or approximately 2.6%, principally due to slightly lower yields earned on short-term investments and marketable securities.

The provision for income taxes was approximately $11,200,000 for the third quarter of 1998, as compared to approximately $4,500,000 for the third quarter of 1997, and approximately $19,400,000 for the first nine months of 1998 as compared to approximately $11,400,000 for the first nine months of 1997.

The income tax rates differed from the United States Federal statutory rate of 35% principally as a result of applying an estimated annual effective tax rate, which rates include the effects of nondeductible amortization expense (for tax purposes), state income tax provisions, changes in tax reserves, the effect of foreign income tax on foreign source income and the effect of product development tax credits from foreign operations.

In the fourth quarter of 1997, the Company adopted a plan to discontinue its Plumbing Products Group and provided a pre-tax reserve of $2,500,000 for estimated future losses including interest expense. On July 10, 1998, the Plumbing Products Group was sold for approximately $33,700,000 in cash and the Company recorded a $600,000 net after tax gain on the disposition. For the nine months ended October 3, 1998, approximately $1,000,000 of corporate interest expense was allocated against this reserve. The loss from discontinued operations related to the Plumbing Products Group was approximately $900,000 and $4,200,000 excluding income tax benefits of approximately $200,000 and $1,500,000 for the third quarter and first nine months of 1997, respectively and reflect an allocation of corporate interest expense of approximately $475,000 and $1,425,000 for the third quarter and the first nine months of 1997 respectively. (See Note H of the Notes to the Unaudited Financial Statements included elsewhere herein.)

                        NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 3, 1998
        AND THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 27, 1997
                                 (Continued)


Liquidity and Capital Resources
-------------------------------

The Company is highly leveraged and expects to continue to be highly leveraged for the foreseeable future. At October 3, 1998, on a pro forma basis, after giving effect to the acquisition of Napco, the Company had consolidated debt of approximately $1,037,085,000 and consolidated unrestricted cash, cash equivalents and marketable securities of approximately $124,298,000. On a pro forma basis, the Company's debt to equity ratio was approximately 4.89:1 at October 3, 1998 as compared to 6.66:1 at December 31, 1997. The Company's ability to pay interest on or to refinance its indebtedness depends on the successful integration of the operations of recent acquisitions and the Company's future performance, which, in part, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. There can be no assurance that the Company will generate sufficient cash flow from the operation of its subsidiaries or that future financings will be available on acceptable terms or in amounts sufficient to enable the company to service or refinance its indebtedness, or to make necessary capital expenditures.

The Company has evaluated and expects to continue to evaluate possible acquisition transactions and the possible dispositions of certain of its businesses on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions. (See Notes K and L of the Notes to the Unaudited Financial Statements included elsewhere herein.)

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

The Company expects to meet its cash flow requirements through fiscal 1999 from cash generated from operations, existing cash, cash equivalents and marketable securities, the sale of assets and possible financings, which may include securitization of accounts receivables and mortgage or capital lease financings.

In 1998 the Company improved its liquidity and reduced its leverage from the sale of 2,182,500 shares of common stock for net proceeds of approximately $64,300,000 and net proceeds of approximately $68,947,000 from the sale of certain businesses. Approximately $44,800,000 of the proceeds received from the

                        NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 3, 1998 AND THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 27, 1997
                               (Continued)


sale of common stock was used for the acquisition of NuTone, and $20,000,000 of the net proceeds received from the sale of businesses was used to reduce debt. (See Notes C, E and K of the Notes to the Unaudited Condensed Consolidated Financial Statements.)

On October 9, 1998, the Company, through a wholly-owned subsidiary, purchased all of the issued and outstanding capital stock of Napco for approximately $77,100,000 in cash plus the assumption of approximately $10,200,000 of debt. The acquisition was funded through the use of unrestricted cash, cash equivalents and marketable securities.

On July 31, 1998, the Company through a wholly-owned subsidiary, purchased all of the issued and outstanding capital stock of NuTone from Williams, for an aggregate purchase price of $242,500,000. In connection with the acquisition, the Company assumed NuTone's operating liabilities (other than intercompany borrowings), including certain liabilities of NuTone concerning post retirement and other benefit obligations. The purchase price was funded from the net proceeds from the sale of the 8 7/8% Notes which occurred on July 31, 1998 together with a portion of the cash proceeds from the Common Stock Offering, (see Note E of the Notes to the Unaudited Financial Statements included elsewhere herein.)

Unrestricted cash and cash equivalents decreased from approximately $125,842,000 at December 31, 1997 to approximately $99,201,000 at October 3, 1998. Marketable securities available for sale increased from approximately $35,988,000 at December 31, 1997 to approximately $102,197,000 at October 3, 1998. The Company's investment in marketable securities at October 3, 1998 consisted primarily of investments in bank issued money market instruments and commercial paper. At October 3, 1998, approximately $6,403,000 of the Company's cash and investments were pledged as collateral for insurance and other requirements and were classified as restricted in current assets in the Company's accompanying consolidated balance sheet.

Capital expenditures were approximately $22,500,000 in 1997 and are expected to be approximately $40,000,000 in 1998.

The Company's Board of Directors has authorized a program to purchase up to 500,000 shares of the Company's Common and Special Common Stock in open-market or negotiated transactions subject to market conditions, cash availability and provisions of the Company's outstanding debt instruments. As of November 6, 1998, the Company purchased approximately 356,400 shares of its Common and Special Common Stock under this program for approximately $10,224,000 and accounted for such share purchases as Treasury Stock.

                        NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 3, 1998
        AND THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 27, 1997
                                  (Continued)


At November 6, 1998, approximately $61,100,000 was available for the payment of cash dividends, stock payments or other restricted payments as defined under the terms of the Company's most restrictive Indenture. (See Note F of the Notes to the Unaudited Financial Statements included elsewhere herein.)

The Company's working capital increased and its current ratio decreased slightly from approximately $341,821,000 and 2.25:1, respectively, to approximately $386,275,000 and 2.21:1, respectively, between December 31, 1997 and October 3, 1998, principally as a result of the acquisition of NuTone, the net proceeds from the Common Stock Offering (net of funds used to acquire NuTone) and the sale of the Plumbing Products Group, partially offset by the effect of the sale of other businesses. NuTone contributed approximately $62,632,000 of current assets and approximately $36,189,000 of current liabilities to the net increase in working capital at October 3, 1998.

Accounts receivable increased approximately $57,214,000 or approximately 31.7%, between December 31, 1997 and October 3, 1998, while net sales increased approximately $42,477,000 or approximately 10.2% in the third quarter of 1998 as compared to the fourth quarter of 1997. The increase in accounts receivable is primarily attributable to the acquisition of NuTone, which contributed approximately $36,606,000 to the increase and is offset by a decrease of approximately $12,843,000 attributable to businesses sold. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on October 3, 1998 as compared to December 31, 1997. The Company has not experienced any significant overall changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in 1998.

Inventories increased approximately $9,764,000 or approximately 5.5%, between December 31, 1997 and October 3, 1998. Excluding the effects of the acquisition of NuTone and businesses sold, inventories increased $9,149,000.

Accounts payable increased approximately $37,074,000 or approximately 40.5%, between December 31, 1997 and October 3, 1998 and is net of an increase of approximately $13,878,000 attributable to the acquisition of NuTone partially offset by a decrease of approximately $2,095,000 attributable to businesses sold.

                        NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 3, 1998
        AND THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 27, 1997
                                 (Continued)



Unrestricted cash and cash equivalents decreased approximately $26,641,000 from December 31, 1997 to October 3, 1998, principally as a result of the following:

                                                             Condensed
                                                            Consolidated
                                                             Cash Flows
Operating Activities--
   Cash flow from operations, net                           $ 64,790,000
   Increase in accounts receivable, net                      (36,315,000)
   Increase in inventories                                   (12,269,000)
   Increase in prepaids and other current assets              (4,492,000)
   Increase in net assets of discontinued operations          (6,659,000)
   Increase in trade accounts payable                         24,346,000
   Decrease in accrued expenses and taxes                     (9,536,000)
Investing Activities---
   Net cash paid for a business acquired                    (242,500,000)
   Proceeds from businesses sold or discontinued              68,947,000
   Purchase of marketable securities                        (100,512,000)
   Proceeds from the sale of marketable securities            36,123,000
   Capital expenditures                                      (24,185,000)
Financing Activities---
   Sale of notes                                             203,492,000
   Purchase of notes                                         (10,511,000)
   Payment of borrowings, net                                (26,141,000)
   Net proceeds from the Common Stock Offering                64,300,000
   Purchase of Nortek Common and Special
     Common Stock                                             (6,760,000)
Other, net                                                    (8,759,000)
                                                            -------------
                                                            $(26,641,000)
                                                            =============

The impact of changes in foreign currency exchange rates on cash was not material and has been included in other, net.

The Company's debt-to-equity ratio decreased from approximately 6.66:1 at December 31, 1997 to 4.84:1 at October 3, 1998, primarily as a result of the Common Stock Offering, net earnings for the first nine months ended October 3, 1998 and the net decrease in borrowings, partially offset by the effect of the sale of the 8 7/8% Notes. (See the Unaudited Condensed Consolidated Statement of Stockholders' Investment included elsewhere herein.)

                        NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 3, 1998
        AND THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 27, 1997
                                  (Continued)

At December 31, 1997, the Company had approximately $60,800,000 of net U.S. federal prepaid income tax assets which are expected to be realized through future operating earnings.

Year 2000 Disclosure
--------------------

The Year 2000 ("Y2K") issue refers to and arises from deficient computer programs and related products, such as embedded chips, which do not properly recognize or process a year that begins with "20" instead of "19". If not corrected, many business and other processes could fail or create erroneous results. The extent of the potential impact of the Y2K problem is not yet known, and if not timely corrected, it could affect the global economy. As required by recent guidance from the SEC applicable to all public companies, the following disclosure provides more detail regarding the Company's Y2K compliance than previous reports filed by the Company.

A. The Company's Readiness:

To manage its Y2K program, the Company established a corporate-wide initiative and has divided its efforts into five areas: awareness (communication to employees, vendors and suppliers of the Y2K issue), assessment (a complete inventory of all aspects of the business that might be affected), remediation/validation (develop plans to correct all issues identified from the assessment stage), implementation (corrective measures taken to solve the Y2K issues identified) and contingency (alternative actions developed in the event that all corrective measures are not implemented by Y2K). Further, the Company has identified three key areas of concentration: information technology systems, non-IT systems and third parties (suppliers and customers). The Company's subsidiaries are in various stages of completion of this readiness, including the assessment, remediation and implementation stages, for the Y2K issue. Certain of the Company subsidiaries are simultaneously working on the assessment, remediation and implementation stages of this initiative. During the next two fiscal quarters, the company's subsidiaries expect to make significant progress in the remediation and implementation stages. Overall the Company believes that it is in the assessment stage of addressing the Y2K issue and expects by the end of its next fiscal quarter to provide a more definitive assessment of the status of each stage. Although the Company believes that all modifications to information technology ("IT") and non-IT systems, material to the Company's business, will be Y2K compliant on or before December 31, 1999, it cannot predict the outcome or the success of its Y2K program, or that third party systems are or will be Y2K compliant, or that the costs required to address the Y2K initiative, or that the impact of a failure to achieve substantial Y2K compliance, will not have a material adverse effect on the Company's business, financial condition or results of operations.

                        NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 3, 1998
        AND THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 27, 1997
                                  (Continued)

1. Information Technology (IT) systems: The Company is conducting a comprehensive review of its computer systems to identify those that could be affected by the Y2K issue. The Company's operating systems and database systems are not all Y2K compliant. The Company presently believes that with minor modifications (conversion and testing in progress) to existing software and replacement of others, the Y2K problem will not pose significant operational problems for the Company's computer systems as so modified.


2. Non IT systems: Non IT systems are those that typically include "embedded" technology such as microcontrollers and chips. The Company currently is in the process of evaluating the effect of the Y2K problem on all non-IT systems including all telecommunications equipment, shop-floor controls, alarm systems and any other equipment that can potentially use microcontrollers, chips or other systems affected by the Y2K problem.

3. Third parties: Due to the pervasive use of computers by the Company in its dealings with suppliers, customers, financial institutions, and other third parties, the Y2K problem could have a material impact on the Company if not timely addressed by such third parties. To assess third party readiness, the Company is surveying its principal suppliers and financial institutions and receiving responses that indicate that such parties are in the process of adequately addressing the problem. In cases where key suppliers have not responded or are not adequately addressing the issue, the Company will determine what contingency plans will be necessary to protect the Company's interests. While the Company has not surveyed all its customers, it has received surveys from many of its principal customers that indicate that they are also addressing the problem.

B. Cost:

The Company has completed a preliminary evaluation of anticipated Y2K remediation costs among the various systems for all its businesses and is in the process of validating and finalizing cost projections. Based on information known to date, the Company believes that total remediation costs will not be significant. Actual costs to be incurred by the Company will depend on a number of factors which cannot be accurately predicted including, among others, the extent and difficulty of the remediation and other work to be done, the availability and cost of consultants, and the extent of testing required to demonstrate Y2K compliance.

                         NORTEK, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 3, 1998
        AND THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 27, 1997
                                  (Continued)


C. Risks:

Based on current information, the Company believes that the Y2K problem will not have a material adverse effect on the Company, its business or its financial condition. There can, however, be no assurances that Y2K remediation by the Company or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on the Company, its business and its financial condition. The Company believes that the greatest risk presented by the Y2K problem is from third parties, such as suppliers, financial institutions, utility providers, etc. who may not have adequately addressed the problem. A failure of any such third party's computer or other applicable systems in sufficient magnitude could materially and adversely affect the Company. The Company is not presently able to quantify this risk.

D. Contingency Plans:

The Company is in the process of preparing appropriate contingency plans in the event that a significant internal or external exposure is identified. While the Company is not presently aware of any such significant exposure, there can be no guarantee that the systems of third parties on which the Company relies will be converted in a timely manner, or that a failure to properly convert by another company would not have a material adverse effect on the Company.

Readers are cautioned that Y2K forward looking statements should be read in conjunction with the Company's disclosure under the heading "Forward Looking Statements" below.

Forward Looking Statements
--------------------------

When used in this discussion and throughout this document, the words "believes", "anticipates", "are expected" and "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, over which the Company has no control, which could cause actual results to differ materially from those presented. These risks and uncertainties include increases in raw material costs (including, among others, steel, copper, packaging material, plastics, resins, glass, wood and aluminum) and purchased component costs, the level of domestic and foreign construction and remodeling activity affecting residential and commercial markets, interest rates, employment, inflation, Y2K readiness, consumer spending levels, operating in international economies, the rate of sales growth, price and product liability claims. Readers are cautioned not to place undue reliance on these

                         NORTEK, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 3, 1998
        AND THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 27, 1997
                                  (Continued)


forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date thereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company, in this report, as well as the Company's periodic reports on Forms 10-K, 10-Q and 8-K, filed with the Securities and Exchange Commission.

                          PART II. OTHER INFORMATION



          Item 6. Exhibits and Reports on Form 8-K.
          (a) Exhibits

               10.1 Amendment No. 2 dated June 30, 1998 to Employment Agreement between Richard L. Bready and the Company dated as of February 26, 1997 (filed herewith).

               27 Financial Data Schedule (filed herewith).

          (b) The following reports on Form 8-K were filed by the Registrant during the period:

               July 15, 1998, Item 2, Acquisition or Disposition of Assets; Item 5, Other Events; Item 7, Financial Statements and Exhibits.

               July 28, 1998, Item 5, Other Events; Item 7, Financial Statements and Exhibits.

               August 12, 1998,  Item 2,  Acquisition  or Disposition of Assets;
               Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.

                                  SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NORTEK, INC.
                                    (Registrant)




                                    /s/ Almon C. Hall
                                    -------------------
                                    Almon C. Hall, Vice President and
                                    Controller and Chief Accounting
                                    Officer




        November 17, 1998
      --------------------
          (Date)