Form 10-K405
period 1998-12-31
NORTEK INC
filed 1999-03-30
CIK 72423

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------
                                 Form 10-K 405

             (Mark One)        ------------------
             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE  SECURITIES  EXCHANGE ACT OF 1934 For the fiscal year
                           ended December 31, 1998
                                      OR
        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from to
                        Commission file number: 1-6112

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 5, 1999 was $292,420,423. See Item 12.

The number of shares of Common Stock outstanding as of March 5, 1999 was 11,302,630. The number of shares of Special Common Stock outstanding as of March 5, 1999 was 559,913.

                      Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for use at its 1999 Annual Meeting of Shareholders are incorporated by reference into Part III.

NORTEK, INC. AND SUBSIDIARIES

PART I

ITEM 1.  BUSINESS

General

The Company is a diversified manufacturer of residential and commercial building products, operating within three principal segments: the Residential Building Products Segment; the Air Conditioning and Heating ("HVAC") Products Segment; and the Windows, Doors and Siding Products Segment. Through these segments, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the residential and commercial construction, manufactured housing, and the do-it-yourself and professional remodeling and renovation markets. (As used in this report, the terms "Company" and "Nortek" refer to Nortek, Inc., together with its subsidiaries, unless the context indicates otherwise. Such terms as "Company" and "Nortek" are used for convenience only and are not intended as a precise description of any of the separate corporations, each of which manages its own affairs.)

The Company's domestic performance is dependent to a significant extent upon the levels of residential replacement and remodeling, new residential construction and non-residential construction, which are affected by such factors as interest rates, inflation, consumer spending habits and unemployment.

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

Residential Building Products Segment

The Residential Building Products Segment manufactures and distributes built-in products primarily for the residential new construction, do-it-yourself and professional remodeling and renovation markets. The principal products sold by the Segment are kitchen range hoods, bath fans, combination units (fan, heater and light combinations), indoor air quality products, bath cabinets, radio intercoms and central vacuum systems. The Segment is the largest supplier in North America of range hoods, bath fans and combination units, indoor air quality products (such as continuous-ventilation systems and energy-recovery ventilators) and one of the leading suppliers in Western Europe,

NORTEK,  INC. AND SUBSIDIARIES

South America and the Middle East of luxury "Eurostyle" range hoods. Products are sold under the Broan(R), NuTone(R), Nautilus(R), Venmar(R), Flair(R), vanEE(R), Rangaire(R) and Best(R) brand names, among others, to distributors and dealers of electrical and lighting products, kitchen and bath dealers, retail home centers and original equipment manufacturers (OEMs). Customers for the Segment's products include residential and electrical contractors, professional remodelers and do-it-yourself homeowners. Other products sold by this Segment include, among others, wireless security products, audio speakers, door chimes and ceiling fans. The Company's sales of kitchen range hoods accounted for approximately 10.4% of the Company's consolidated net sales in 1998.

A key component of the Segment's operating strategy is the introduction of new products which capitalize on the strong Broan(R), NuTone(R), Nautilus(R), Venmar(R), Flair(R), vanEE(R), Rangaire(R) and Best(R) brand names and the extensive distribution system of the Segment's businesses. Products sold under these brand names include the Broan Rangemaster(R) and Finesse(R) rangehood, Sensaire(R), Solitaire(R) and Solitaire Ultra Silent(R) fans and fan lights, LoSone(R) fans, the Best by Broan(TM) "Eurostyle" luxury rangehoods, the Venmar(R), Flair(R) and vanEE(R) Super Compact line of indoor air quality systems and the Broan 12" wide trash compactor.

With respect to certain product lines, several private label customers account for a substantial portion of net sales. In 1998, approximately 22.6% of the total sales of the Segment were made to private label customers.

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

The Segment offers a broad array of products with various features and styles across a range of price points. The Company believes that the Segment's variety of product offerings helps the Segment maintain and improve its market position for its principal products. At the same time, the Company believes that the Segment's status as a low-cost producer, in large part as a result of advanced manufacturing processes, provides the Segment with a competitive advantage.

NORTEK, INC. AND SUBSIDIARIES

The Segment's primary products compete with many domestic and international suppliers in their various markets. The Segment competes with suppliers of competitive products primarily on the basis of quality, distribution, delivery and price. Although the Segment believes it competes favorably among suppliers of the Segment's products, certain of these suppliers have greater financial and marketing resources than the Segment.

The Segment has 16 manufacturing plants and employed 3,424 full-time people as of December 31, 1998, 747 of whom are covered by collective bargaining agreements which expire in 1999, 2000 and 2001. The Company believes that the Segment's relationships with its employees are satisfactory.

Air Conditioning and Heating Products Segment

The Air Conditioning and Heating Products Segment manufactures and sells HVAC systems for custom-designed commercial applications and for manufactured and site-built residential housing.

Commercial Products. The Segment's commercial products consist of HVAC systems which are custom-designed to meet customer specifications for commercial offices, manufacturing and educational facilities, hospitals, retail stores and governmental buildings. Such systems are primarily designed to operate on building rooftops (including large self-contained walk-in-units) or on individual floors within a building, and range from 40 to 600 tons of cooling capacity. The Segment markets its commercial products under the Governair(R), Mammoth(R), Temtrol(TM), Aston, Venmar(R), Ventrol(R) and Webco(TM) brand names.

The market for commercial HVAC equipment is segmented between standard and custom-designed equipment. Standard equipment can be manufactured at a lower cost and therefore offered at substantially lower initial prices than custom-designed equipment. As a result, suppliers of standard equipment generally have a larger share of the overall commercial HVAC market than suppliers of custom-designed equipment, including the Segment. However, because of certain building designs, shapes or other characteristics, the Company believes there are many applications for which custom-designed equipment is required or is more cost effective over the life of the building. Unlike standard equipment, the Segment's commercial HVAC equipment can be designed to match the exact space, capacity and performance requirements of the customer. The Segment's packaged rooftop and self-contained walk-in equipment rooms maximize a building's rentable floor space because they

NORTEK, INC. AND SUBSIDIARIES

are located outside the building. In addition, factors relating to the manner of construction and timing of installation of commercial HVAC equipment can often favor custom-designed rather than standard systems. As compared with site-built and standard HVAC systems, the Segment's systems are factory assembled and then installed, rather than assembled on site, permitting extensive testing prior to shipment. As a result, the Segment's commercial systems can be installed later in the construction process than site-built systems, thereby saving the owner or developer construction and labor costs. The Segment sells its commercial products primarily to contractors, owners and developers of commercial office buildings, manufacturing and educational facilities, hospitals, retail stores and governmental buildings. The Segment seeks to maintain strong relationships nationwide with design engineers, owners and developers, and the persons who are most likely to value the benefits and long-term cost efficiencies of the Segment's custom-designed equipment.

The Company estimates that about half of the Segment's commercial sales in 1998 were attributable to replacement and retrofit activity, which typically is less cyclical than new construction activity and generally commands higher margins. The Segment continues to develop product and marketing programs to increase penetration in the growing replacement and retrofit market.

The Segment's commercial products are marketed through independently-owned manufacturers' representatives and an in-house sales, marketing and engineering group of approximately 145 persons as of December 31, 1998. The independent representatives are typically HVAC engineers, a factor which is significant in marketing the Segment's commercial products because of the design intensive nature of the market segment in which the Segment competes.

The Company believes that the Segment is among the largest suppliers of custom-designed commercial HVAC products in the United States. The Segment's three largest competitors in the commercial HVAC market are York International Corporation (which sells under the "Pace" and "Miller-Picking" trade names), McQuay International (a subsidiary of OYL Corporation), and The Trane Company (a subsidiary of American Standard Inc.). The Segment competes primarily on the basis of engineering support, quality, flexibility in design and construction and total installed system cost. Although the Company believes that the Segment competes favorably with respect to certain of these factors, most of the Segment's competitors have greater financial and marketing resources than the Segment and enjoy greater brand

NORTEK, INC. AND SUBSIDIARIES

awareness. However, the Company believes that the Segment's ability to produce equipment that meets the performance characteristics required by the particular product application provides it with advantages not enjoyed by certain of these competitors.

Residential Products. The Segment manufactures air conditioners, heat pumps, and furnaces for the manufactured housing market, which are marketed under the Intertherm(R) and Miller(R) brand names. The Segment is one of the largest suppliers of these products to the manufactured housing market in the United States. In addition, the Segment manufactures HVAC and light commercial products for site-built homes and light commercial structures, which are marketed under the Frigidaire(R), Tappan(R), Philco(R), Kelvinator(R) and Gibson(R) names.

The principal factors affecting the market for the Segment's residential HVAC products are the demand for replacements and modernization of existing equipment and the levels of manufactured housing shipments and housing starts. The Company anticipates that the replacement market will continue to expand as a large number of previously installed heating and cooling products become outdated or reach the end of their useful lives. This growth may be accelerated by a tendency among consumers to replace older heating and cooling products with higher efficiency models prior to the end of such equipment's useful life. The market for residential cooling products, including those sold by the Segment, is affected by spring and summer temperatures. The Segment does not sell window air conditioners, a segment of the market which is highly seasonal and especially affected by spring and summer temperatures. The Company believes that the Segment's ability to offer both heating and cooling products helps offset the effects of seasonality of the Segment's sales.

The Segment sells its manufactured housing products to builders of manufactured housing and, through distributors, to manufactured housing retailers and owners of such housing. The majority of sales to builders of manufactured housing consist of furnaces designed and engineered to meet or exceed certain standards mandated by federal agencies, including HUD. These standards differ in several important respects from the standards for furnaces used in site-built residential homes. The after market channel of distribution includes sales of both new and replacement air conditioning units and heat pumps and replacement furnaces. The Company believes that the Segment has one major competitor in this segment of this market, Evcon Industries, a subsidiary of York International Corporation which markets its products under the "Evcon/Coleman" name.

NORTEK, INC. AND SUBSIDIARIES


Residential HVAC products for use in site-built homes are sold through independently-owned distributors who sell to HVAC contractors. The site-built residential HVAC market is very competitive, and many suppliers of such equipment have substantially greater financial and marketing resources than the Segment and enjoy greater brand awareness. In these markets, the Segment competes with, among others, Carrier Corporation, Rheem Manufacturing Company, Lennox Industries, The Trane Company, York International Corporation,
International Comfort Products Corporation and Goodman Manufacturing. The Segment competes in both the manufactured housing and site-built markets on the basis of breadth and quality of its product line, distribution, product availability and price. The Company believes that the Segment competes favorably with respect to these factors.

The Company estimates that more than half of the Segment's sales of residential HVAC products in 1998 were attributable to the replacement market, which tends to be less cyclical than the new construction market.

The Segment had eleven manufacturing plants and employed 2,279 full-time people as of December 31, 1998, 216 of whom are covered by a collective bargaining agreement which expires in 2001. The Company believes that the Segment's relationships with its employees are satisfactory.

Windows, Doors and Siding Products Segment

The Windows, Doors and Siding Products Segment is a manufacturer and distributor of vinyl and wood windows, doors, vinyl siding, aluminum trim coil, soffit, skirting and shutters for use in the residential construction, do-it-yourself and professional renovation markets. The Company's sales of windows accounted for approximately 18.7% of the Company's consolidated net sales in 1998. The Company's sales of non-wood siding material accounted for approximately 11.1% of the Company's consolidated net sales in 1998. The Segment competes with many other manufacture in the sale of its products.

Windows and Doors. The Segment manufactures and sells wood, clad, composition (wood and vinyl) and vinyl windows and patio doors, glass and polycarbonate skylights, and wooden interior bifold doors under the Crestline(R), Vetter(R), Kenergy(R), AWC(R), Gold(R), PLY GEM(R), Uniframe(R), Monitor(TM) and American Comfort(R) brand names. The products are marketed to both the home improvement and new construction markets through wholesale, millwork and specialty distributors, large contractors, home centers and lumber yards.

NORTEK, INC. AND SUBSIDIARIES


The Segment differentiates itself from its competition with a multiple brand strategy, multiple channels of distribution, an established distribution network utilizing custom design and manufacturing capabilities, and a trained field sales and service support network. Its ability to sell in full truckload and less than truckload quantities is tailored to the desires of large home center chains which prefer to purchase windows directly from the manufacturer. The Segment's ability to offer a broad product line is also important to the Segments' sales and marketing strategy together with the Segment's focus on one of the fastest growing segments in the industry - home centers.

Siding. The Segment is also a manufacturer of vinyl siding, aluminum trim coil, soffit, skirting and accessories, which are available in a variety of woodgrains and colors. Aluminum trim coil is a product that is used in most vinyl siding applications to cover exterior areas of a home which are not appropriate for vinyl, such as fascia and corners. Its products are used in both remodeling and new construction applications, including manufactured housing. Vinyl siding's share of the overall market for exterior siding materials has been increasing due to its ease of installation, high performance, durability, low maintenance requirements and price stability as compared to alternative siding materials (including wood, aluminum and masonry). The Segment's products are marketed under the Varigrain Preferred(R), Duragrain(R), Timber Oak(R), Contractors Choice(R), Proguard(R), Varibest(R), American Comfort(R), American Herald(TM), American '76(TM) Collection and Georgia-Pacific(R) brand names.

Vinyl siding is sold to either specialty distributors (one-step distribution) who, in turn, sell directly to remodeling contractors or builders, or to building materials wholesale distributors (two-step distribution) who sell to home centers and lumberyards who, in turn, sell to remodeling contractors and consumers. The Company believes that it is able to compete on favorable terms as a result of its distribution coverage, high quality, innovative products, and production efficiency.

The Segment also manufactures a line of injection molded siding components for the remodeling and new construction markets. Siding components include blocks, which allow for the flush mounting of items like light fixtures to the exterior of a home,

NORTEK, INC. AND SUBSIDIARIES

and gable vents that provide attic ventilation. These products are sold to home centers, lumberyards and wholesale distributors of building materials.

The Segment operates 13 manufacturing plants in the United States and employed 3,705 full-time people as of December 31, 1998, 1,597 of whom are covered by collective bargaining agreements which expire in 1999, 2000 and 2001. The Company believes that the Segment's relationships with its employees are satisfactory.

Other Operations

The Company manufactures and distributes preservative and fire retardant treated lumber and plywood products. These products are marketed to cooperative buying groups, lumberyards and independent wholesale distributors for use generally in residential decking, roofing, siding and landscaping as well as various commercial construction applications.

RECENT DEVELOPMENTS

On March 8, 1999, the Company acquired Webco, Inc., a designer and manufacturer of custom air handling equipment with 1998 sales of approximately $14 million.

GENERAL CONSIDERATIONS

Employees

The Company employed approximately 9,640 persons at December 31, 1998.

Backlog

Backlog expected to be filled during 1999 was approximately $148,213,000 at December 31, 1998 ($127,137,000 at December 31, 1997). Backlog is not regarded as a significant factor for operations where orders are generally for prompt delivery. While backlog stated for December 31, 1998 is believed to be firm, the possibility of cancellations makes it difficult to assess the firmness of backlog with certainty.

Research and Development

The Company's research and development activities are principally new product development and represent approximately 1% of net sales.

NORTEK, INC. AND SUBSIDIARIES

Patents and Trademarks

The Company holds numerous design and process patents that it considers important, but no single patent is material to the overall conduct of its business. It is the Company's policy to obtain and protect patents whenever such action would be beneficial to the Company. The Company owns or licenses numerous trademarks that it considers material to the marketing of its products, including Broan(R), NuTone(R), Nautilus(R), Venmar(R), Flair(R), vanEE(R), Rangaire(R), Best(R), Crestline(R), Vetter(R), AWC(R), Kenergy(R), Varigrain(R), Duragrain(R), Timber Oak(R), Contractors Choice(R), Proguard(R), Varibest(R), American Comfort(R), American Herald(TM), Gold(R), PLY GEM(R), Uniframe(R), Governair(R), Mammoth(R), Temtrol(R), Miller(R), Intertherm(R), Frigidaire(R), Tappan(R), Philco(R), Kelvinator(R), Gibson(R), Ventrol(R), and Webco(TM). The Company believes that its rights in these trademarks are adequately protected.

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

Working Capital

The carrying of inventories to support customers and to permit prompt delivery of finished goods requires substantial working capital. Substantial working capital is also required to carry receivables. The demand for the Company's products is seasonal, particularly in the Northeast and Midwest regions of the United States and in Canada where inclement weather during the winter months usually reduces the level of building and remodeling activity in both the home improvement and new construction

NORTEK, INC. AND SUBSIDIARIES

markets. The Ply Gem businesses, acquired in August 1997 and Napco, acquired in October, 1998, have in the past been more seasonal in nature than the Company's businesses owned prior to these acquisitions. As a result, the demand for working capital of the Company's subsidiaries is greater from late in the first quarter until early in the fourth quarter. See "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations, incorporated herein by reference.

Executive Officers of the Registrant

Name                           Age             Position

Richard L. Bready              54         Chairman, President and
                                          Chief Executive Officer

Almon C. Hall                  52         Vice President, Controller and Chief
                                          Accounting Officer

Richard J. Harris              62         Vice President and
                                          Treasurer

Kenneth J. Ortman              63         Senior Vice President -
                                          Segment Operations

Kevin W. Donnelly              44         Vice President, General
                                          Counsel and Secretary

The Executive Officers have served in the same or substantially similar executive positions with the Company for at least the past five years. Executive Officers are elected annually by the Board of Directors of the Company and serve until their successors are chosen and qualified. Mr. Bready has an employment agreement with the Company providing for his employment as Chief Executive Officer through 2003, which term is extended at the end of each year for an additional year until either party gives notice it will not be further extended. The Company's executive officers include only those officers of the Company who perform policy-making functions for the Company as a whole and have managerial responsibility for major aspects of the Company's overall operations. A number of other individuals who serve as officers of the Company's subsidiaries perform policy-making functions and have managerial responsibilities for the subsidiary or division by which they are employed, although not for the Company overall. Certain of these individuals could, depending on earnings of such unit, be more highly compensated than some executive officers of the Company.

NORTEK, INC. AND SUBSIDIARIES

ITEM 2.  PROPERTIES

Set forth below is a brief description of the location and general character of the principal administrative and manufacturing facilities and other material real properties of the Company, all of which the Company considers to be in satisfactory repair. All properties are owned, except for those indicated by an asterisk, which are leased.

                                                                     Approximate
Location                     Description                             Square Feet
--------------------------------------------------------------------------------
Union, IL                    Manufacturing/Warehouse/Administrative     197,000
Hartford, WI                 Manufacturing/Warehouse/Administrative     477,000
Bensenville, IL              Warehouse/Administrative                    69,000*
Mississauga, ONT             Manufacturing/Administrative               110,000
Carlsbad, CA                 Administrative                              30,000
Xiang, Boaon, PRC            Manufacturing                              106,000*
Fabriano, Italy              Manufacturing/Administrative                97,500*
Cerreto D'Esi, Italy         Manufacturing/Administrative                56,000
Montefano, Italy             Manufacturing/Administrative               140,000
Cleburne, TX                 Manufacturing/Administrative               210,000
Los Angeles, CA              Manufacturing/Administrative               177,000
Drummondville, QUE           Manufacturing/Administrative                76,000
Cincinnati, OH               Manufacturing                              836,000
Coppell, TX                  Manufacturing                              144,000*
St. Leonard d'Aston, QUE     Manufacturing/Administrative                94,000
St. Peters, MO               Warehouse/Administrative                   250,000*
St. Louis, MO                Manufacturing                              214,000
St. Louis, MO                Manufacturing                              103,000
Boonsville, MO               Manufacturing                              250,000*
Tipton, MO                   Manufacturing                               50,000
Chaska, MN                   Manufacturing/Administrative               230,000*
Oklahoma City, OK            Manufacturing/Administrative               127,000
Okarche, OK                  Manufacturing/Administrative               203,000
Montreal, QUE                Manufacturing                               66,000*
Toledo, OH                   Manufacturing/Warehouse/Administrative     258,000
Kearney, MO                  Manufacturing/Administrative               145,000
Martinsburg, WV              Manufacturing                              162,000
Jasper, TN                   Manufacturing                              110,000
Mosinee, WI                  Manufacturing/Warehouse/Administrative     825,000*
Stevens Point, WI            Manufacturing                              107,000
Huntington, WV               Manufacturing/Warehouse                    286,000*
Butler, PA                   Manufacturing                              110,000

NORTEK, INC. AND SUBSIDIARIES

                                                                     Approximate
Location                     Description                             Square Feet
--------------------------------------------------------------------------------
Sarver, PA                   Manufacturing                              126,000
Valencia, PA                 Manufacturing                              174,000
Commerce, TX                 Manufacturing/Administrative                86,000
Pine Bluff, AR               Manufacturing                             35 Acres
Thomson, GA                  Manufacturing                             29 Acres
Milford, VA                  Manufacturing                             45 Acres
Detroit, MI                  Manufacturing                             10 Acres
Providence, RI               Administrative                              23,900
Springfield, MO              Manufacturing                               60,000*

ITEM 3.  LEGAL PROCEEDINGS

The Company and its subsidiaries are subject to numerous federal, state and local laws and regulations, including environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company believes that it is in substantial compliance with the material laws and regulations applicable to it. The Company is involved in current, and may become involved in future, remedial actions under federal and state environmental laws and regulations which impose liability on companies to clean up, or contribute to the cost of cleaning up, sites at which their hazardous wastes or materials were disposed of or released. Such claims may relate to properties or business lines acquired by the Company after a release has occurred. In other instances, the Company may be partially liable under law or contract to other parties that have acquired businesses or assets from the Company for past practices relating to hazardous substances management. The Company believes that all such claims asserted against it, or such obligations incurred by it, will not have a material adverse effect upon the Company's financial condition or results of operations. Expenditures in 1997 and 1998 to evaluate and remediate such sites were not material. However, the Company is presently unable to estimate accurately its ultimate financial exposure in connection with identified or yet to be identified remedial actions due among other reasons to: (i) uncertainties surrounding the nature and application of environmental regulations, (ii) the Company's lack of information about additional sites to which it may be listed as a potentially responsible party ("PRP"), (iii) the level of clean-up that may be required at specific sites and choices concerning the technologies to be applied in corrective actions and (iv) the time periods over which remediation may occur. Furthermore, since liability for site remediation is joint and

NORTEK, INC. AND SUBSIDIARIES

several, each PRP is potentially wholly liable for other PRPs that become insolvent or bankrupt. Thus, the solvency of other PRPs could directly affect the Company's ultimate aggregate clean-up costs. In certain circumstances, the Company's liability for clean-up costs may be covered in whole or in part by insurance or indemnification obligations of third parties.

A subsidiary of the Company is a defendant in a number of lawsuits alleging damage caused by alleged defects in certain pressure treated wood products. Many of the suits have been resolved by dismissal or settlement with amounts being paid out of insurance proceeds or other third party recoveries. The subsidiary continues to vigorously defend the remaining suits. Certain defense and indemnity costs are being paid out of insurance proceeds and proceeds from a settlement with suppliers of material used in the production of the treated wood products.

The subsidiary has engaged in coverage litigation with certain insurers and has settled coverage claims with several of the insurers. The Company believes that the remaining coverage disputes will be resolved on a satisfactory basis and additional coverage will be available. In reaching this belief, the company analyzed insurance coverage and the status of the coverage litigation, considered the history of settlements with primary and excess insurers and consulted with counsel.

In addition to the legal matters described above, the Company and its subsidiaries are parties to various legal proceedings incident to the conduct of their businesses. None of these proceedings is expected to have a material adverse effect, either individually or in the aggregate, on the Company's financial position or results of operations (See Note 8 of the Notes to the Consolidated Financial Statements, Item 8 of Part II of this report incorporated herein by reference).

ITEM 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

ITEM 5.  Market for Registrant's Common Stock and Related Stockholder Matters

Stockholders of record of Nortek Common and Special Common Stock at March 5, 1999, numbered 2,842 and 2,284, respectively. There were no dividends declared on the Common and Special Common in 1998 or 1997. The high and low sales prices of Nortek's Common Stock traded on the New York Stock Exchange in

NORTEK, INC. AND SUBSIDIARIES

each quarter of 1998 and 1997 were:

1998
Quarter         High      Low
First           34 1/2    25
Second          33 1/4    28 3/4
Third           36 1/16   22 13/16
Fourth          30 3/8    20

1997
Quarter         High      Low
First           27 1/2    19 1/2
Second          25        17 3/4
Third           27 1/4    23 3/16
Fourth          26 15/16  21 13/16

See Note 6 of the Notes to the Consolidated Financial
Statements, Item 8 of Part II of this report incorporated herein by reference.

NORTEK, INC. AND SUBSIDIARIES
ITEM 6.  CONSOLIDATED SELECTED FINANCIAL DATA

                                  For the Five Years Ended December 31,
                           ----------------------------------------------------
                              1998        1997        1996      1995     1994
                            (In thousands except ratios and per share amounts)

Consolidated Summary of
Operations:
Net sales                  $1,738,343  $1,134,129  $841,557   $656,800 $615,952
Operating earnings            133,128      82,981    60,951     42,973   44,393
Gain (loss) on
  Businesses sold               4,000        ---       ---        ---    (1,750)
Earnings from
continuing
operations before
extraordinary gain
(loss)                         34,000      26,400    23,700     17,500   15,400
Earnings (loss) from
  discontinued
  operations                    1,200      (5,200)   (1,700)    (2,500)   1,800
Extraordinary gain
  (loss) from debt
  retirements                    (200)        ---       ---        ---      200
Cumulative effect of an
  accounting change               ---         ---       ---        ---      400
Net earnings                   35,000      21,200    22,000     15,000   17,800
Financial Position:
Unrestricted cash,
  investments and
  marketable securities      $209,633    $161,830  $ 92,093   $103,313 $105,080
Working capital               337,207     341,821   163,133    180,218  194,330
Total assets                1,689,993   1,304,546   590,233    604,950  494,573
Total debt--
  Current                      17,738      17,739    36,486     41,948    4,452
  Long-term                 1,007,113     835,840   243,769    240,125  219,241
Current ratio                   2.0:1       2.3:1     1.9:1      1.9:1    2.4:1
Debt to equity ratio            4.7:1       6.7:1     2.4:1      2.1:1    1.9:1
Depreciation and
  amortization including
  non-cash interest            45,321      28,407    20,995     16,225   15,539
Capital expenditures           41,428      22,464    19,798     15,665   14,375
Stockholders' investment      217,610     128,088   118,795    131,291  117,790
Common and Special
  Common shares
  outstanding                  11,706       9,500     9,873     12,074   12,550


NORTEK, INC. AND SUBSIDIARIES

ITEM 6.    CONSOLIDATED SELECTED FINANCIAL DATA (CONTINUED)

                                       For the Five Years Ended December 31,
                                1998        1997       1996       1995      1994
                              (In thousands except ratios and per share amounts)
Per Share:
 Earnings from
  continuing operations
    Basic                      $3.11       $2.75      $2.26      $1.41     $1.23
    Diluted                    $3.06       $2.68      $2.23      $1.39     $1.21
 Net earnings
    Basic                      $3.20       $2.21      $2.10      $1.21     $1.42
    Diluted                    $3.15       $2.15      $2.07      $1.19     $1.39
Stockholders' investment      $18.59      $13.48     $12.03     $10.87     $9.39

See Notes 2, 9 to 11 and 13 of the Notes to the Consolidated Financial Statements, and Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere herein, regarding the effect on operating results of acquisitions, discontinued operations, Businesses sold and other matters. There have not been any cash dividends declared or paid on the Company's Common or Special Common Stock during the past five years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Effective in 1998, the Company adopted Statement of Financial Accounting Standards No. 131 Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"), and accordingly, the information for all years presented has been reclassified to conform to the presentation for 1998. (See
Note 10 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

The Company is a diversified manufacturer of residential and commercial building products, operating within three principal segments: the Residential Building Products Segment, the Air Conditioning and Heating ("HVAC") Products Segment, and the Windows, Doors and Siding Segment. Other includes corporate related items, results of insignificant operations and certain income and expense not allocable to reportable segments. The results of operations and other data relating to Businesses sold have been presented separately. Through these principal segments, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the residential and commercial construction, manufactured housing, the do-it-yourself and professional remodeling and renovation markets.

NORTEK, INC. AND SUBSIDIARIES

The Residential Building Products Segment manufactures and distributes built-in products primarily for the residential new construction, do-it-yourself (DIY) and professional remodeling and renovation markets including kitchen range hoods, bath fans and combination units (fan, heater and light combinations). The Air Conditioning and Heating Products Segment manufactures and sells heating, ventilating, and air conditioning ("HVAC") systems for custom-designed commercial applications and for manufactured and site-built residential housing. The Windows, Doors and Siding Segment manufactures and distributes vinyl and wood windows, doors, vinyl siding, aluminum trim coil, soffit, skirting and shutters for use in the residential construction, DIY and professional renovation markets.

The Windows, Doors and Siding Segment was purchased in connection with the acquisition of Ply Gem on August 26, 1997 and, accordingly, information presented below excludes results of operations for this Segment for periods prior to the acquisition date.

The Company acquired NuTone, Inc. ("NuTone") on July 31, 1998, Napco, Inc. and an affiliate ("Napco") on October 9, 1998 and Ply Gem Industries, Inc. and its subsidiaries ("Ply Gem") on August 26, 1997. These acquisitions have been accounted for under the purchase method of accounting. Accordingly, the results of NuTone, Napco and Ply Gem are included in the Company's consolidated results since the date of their acquisition. (See "Liquidity and Capital Resources" and
Note 2 of the Notes to the Consolidated Financial Statements included elsewhere herein.) For the full year ended December 31, 1997, Napco had net sales, operating earnings and earnings from continuing operations before provision for income taxes of approximately $91,100,000, $8,600,000 and $8,000,000, respectively. For the period from January 1, 1998 to the date of acquisition, October 9, 1998, Napco had net sales, operating earnings and earnings from continuing operations before provision for income taxes of approximately $77,900,000, $9,200,000 and $8,900,000, respectively.

In the fourth quarter of 1997, the Company adopted a plan to discontinue its plumbing products business. Accordingly, the results of the plumbing products business have been excluded from earnings from continuing operations and classified separately as discontinued operations for each of the three years ended December 31, 1998. On July 10, 1998, the Company sold its plumbing products business for approximately $33,700,000 in cash. (See Note 9 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

NORTEK, INC. AND SUBSIDIARIES

During 1998, the Company made several dispositions of non-strategic assets. On May 8, 1998, the Company sold Studley Products, Inc. ("Studley"). Studley had net sales and an operating loss of approximately $22,000,000 and $6,100,000 for the full year ended December 31, 1997, respectively, and net sales and an operating loss of approximately $7,300,000 and $1,600,000, respectively, for the period January 1, 1998 to May 8, 1998 and was treated as an operation held for sale since the acquisition of Ply Gem. Accordingly, the Company did not recognize any gain or loss on the sale of Studley and Studley's operating results are not included in the Company's consolidated financial results. On May 22, 1998, the Company sold Sagebrush Sales, Inc. ("Sagebrush") for approximately $9,100,000 in cash. Sagebrush had net sales, operating earnings and earnings from continuing operations before provision for income taxes of approximately $47,600,000, $400,000 and $400,000, respectively, for the full year ended December 31, 1997 and net sales, operating earnings and earnings from continuing operations before provision for income taxes of approximately $19,100,000, $200,000 and $200,000, respectively, for the five months ended May 22, 1998. On July 2, 1998, the Company sold Goldenberg Group, Inc. ("Goldenberg") for approximately $11,100,000 including approximately $2,000,000 in notes. Goldenberg had net sales, operating earnings and earnings from continuing operations before provision for income taxes of approximately $41,300,000, $500,000 and $500,000, respectively, for the full year ended December 31, 1997 and net sales, operating earnings and earnings from continuing operations before provision for income taxes of approximately $21,500,000, $500,000 and $500,000, respectively, for the six months ended July 2, 1998. On July 31, 1998, the Company sold another Ply Gem business, Ply Gem Manufacturing, which had net sales, operating earnings and earnings from continuing operations before provision for income taxes of approximately $48,300,000, $2,500,000 and $2,500,000, respectively, for the full year ended December 31, 1997 and net sales, operating earnings and earnings from continuing operations before provision for income taxes of approximately $23,300,000, $700,000 and $700,000, respectively, for the seven months ended July 31, 1998. On December 10, 1998, the Company sold Allied Plywood Corporation ("Allied") for approximately $16,500,000 in cash and approximately $7,000,000 in notes. Allied had net sales, operating earnings and earnings from continuing operations before provision for income taxes of approximately $84,400,000, $400,000 and $400,000, respectively, for the full year ended December 31, 1997 and net sales, operating earnings and earnings from continuing operations before provision for income taxes of approximately $80,300,000, $800,000 and $800,000, respectively, for the eleven months ended November, 1998. On December 30, 1998, the Company sold its M&S

NORTEK, INC. AND SUBSIDIARIES

Systems LP ("M&S") subsidiary and Moore-O-Matic, Inc. ("MOM"), for approximately $27,500,000 in cash and recorded a pre-tax gain of approximately $4,000,000. For the year ended December 31, 1997, combined net sales, operating earnings and earnings from continuing operations before provision for income taxes of M&S and MOM were approximately $37,300,000, $3,400,000 and $3,400,000, respectively. For the year ended December 31, 1998, combined net sales, operating earnings and earnings from continuing operations before provision for income taxes of M&S and MOM were approximately $42,100,000, $3,600,000 and $3,600,000, respectively. The operating results of Sagebrush, Goldenberg, Ply Gem Manufacturing and Allied are included in the Company's 1997 and 1998 consolidated results from the date of the Ply Gem acquisition, August 26, 1997, to the date of sale. The disposition of these four businesses did not result in any significant gains or losses. Approximately $27,700,000 of the proceeds from the sale of these four businesses were used to pay down debt. The remaining proceeds (including the proceeds from the sale of the plumbing products business, Studley, M&S and MOM) of approximately $84,000,000 were used for general corporate purposes. (See Notes 2, 9 and 10 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

The Company does not expect the effect of Businesses sold during 1998 to be significant to the Company's future operations.

NORTEK, INC. AND SUBSIDIARIES

Results of Operations

The tables that follow present the net sales and operating earnings for the Company's principal segments for the three years ended December 31, 1998, and the dollar amount and percentage change of such results as compared to the prior year. The amounts in the tables for the prior years have been reclassified to conform to the presentation for 1998.

                                                              Net Change
                         Year Ended December 31,     1998 to 1997   1997 to 1996
                          1998      1997     1996      $      %      $       %
                                    (Dollar amounts in millions)

Net Sales:

Residential Building
  Products               $475.0    $381.8  $368.7   $93.2   24.4%  $13.1    3.6%
Air Conditioning and
  Heating Products        465.2     419.4   423.1    45.8   10.9    (3.7)  (0.9)
Windows, Doors and
  Siding                  536.8     189.0     ---   347.8  184.0   189.0    ---
Other                      69.3      21.3     ---    48.0  225.4    21.3    ---
                       --------  --------  ------   -----  ------ ------- ------
                        1,546.3   1,011.5   791.8   534.8   52.9   219.7   27.7
Businesses sold           192.0     122.6    49.8    69.4   56.6    72.8  146.2
                       --------  --------  ------  ------  ------ ------- ------
                       $1,738.3  $1,134.1  $841.6  $604.2   53.3% $292.5   34.8%
                       ========  ========  ======  ======  ====== ======= ======

Operating Earnings:

Residential Building
  Products               $ 53.7     $40.3   $31.2   $13.4   33.3%  $ 9.1   29.2%
Air Conditioning and
  Heating Products         55.7      41.3    38.5    14.4   34.9     2.8    7.3
Windows, Doors and
  Siding                   31.5       9.0     ---    22.5  250.0     9.0    ---
Other                     (14.2)    (14.5)  (14.6)    0.3    2.1     0.1   (0.7)
                         -------    ------  ------  ------ ------  -----   -----
                          126.7      76.1    55.1    50.6   66.5    21.0   38.1
Businesses sold             6.4       6.9     5.9    (0.5)  (7.2)    1.0   16.9
                         -------    ------  ------  ------ ------  -----   -----
                         $133.1     $83.0   $61.0   $50.1   60.4%  $22.0   36.1%
                         =======    ======  ======  ====== ======  =====   =====

NORTEK, INC. AND SUBSIDIARIES

The tables that follow set forth, for the three years ended December 31, 1998,
(a) certain consolidated operating results, (b) the percentage change of such results as compared to the prior year, (c) the percentage which such results bear to net sales and (d) the change of such percentages as compared to the prior year:

                                                             Percentage Change
                                                               1998     1997
                                 Year Ended December 31,        to       to
                                 1998       1997      1996     1997     1996
                                        (Dollar amounts in millions)

Net sales                      $1,738.3   $1,134.1    $841.6    53.3%   34.8%
Cost of products sold           1,275.3      825.8     596.9   (54.4)  (38.3)
Selling, general and
  administrative expense          315.5      219.4     180.3   (43.8)  (21.7)
Amortization of goodwill
  and intangible assets            14.4        5.9       3.4  (144.1)  (73.5)
Operating earnings                133.1       83.0      61.0    60.4    36.1
Gain on Businesses sold             4.0        ---      ---      ---     ---
Interest expense                  (86.3)     (50.2)    (28.4)  (71.9)  (76.8)
Investment income                  10.5        9.9       6.0     6.1    65.0
Earnings from continuing
  operations before
  provision for
  income taxes                     61.3       42.7      38.6    43.6    10.6
Provision for income taxes         27.3       16.3      14.9   (67.5)   (9.4)
Earnings from continuing
  operations before
  extraordinary loss               34.0       26.4      23.7    28.8    11.4
Earnings (loss) from
  discontinued operations           1.2       (5.2)     (1.7)    ---  (205.9)
Extraordinary loss from
  debt retirements                 (0.2)       ---      ---      ---     ---
Net earnings                       35.0       21.2      22.0    65.1    (3.6)


NORTEK, INC. AND SUBSIDIARIES

                                                                Percentage
                                                                  Change
                                 Percentage of Net Sales       1998     1997
                                 Year Ended December 31,        to       to
                                 1998       1997      1996     1997     1996

Net sales                        100.0%     100.0%     100.0%    ---%    ---%
Cost of products sold             73.4       72.8       70.9    (0.6)   (1.9)
Selling, general and
  administrative expense          18.1       19.4       21.4     1.3     2.0
Amortization of goodwill
  and intangible assets            0.8        0.5        0.4    (0.3)   (0.1)
Operating earnings                 7.7        7.3        7.3     0.4     ---
Gain on Businesses sold            0.2        ---        ---     0.2     ---
Interest expense                  (5.0)      (4.4)      (3.4)   (0.6)   (1.0)
Investment income                  0.6        0.9        0.7    (0.3)    0.2
Earnings from continuing
  operations before
  provision for
  income taxes                     3.5        3.8        4.6    (0.3)   (0.8)
Provision for income taxes         1.6        1.4        1.8    (0.2)    0.4
Earnings from continuing
  operations before
  extraordinary loss               1.9        2.4        2.8    (0.5)   (0.4)
Earnings (loss) from
  discontinued operations          0.1       (0.5)      (0.2)    0.6    (0.3)
Extraordinary loss from
  debt retirements                 ---        ---        ---     ---     ---
Net earnings                       2.0        1.9        2.6     0.1    (0.7)


NORTEK, INC. AND SUBSIDIARIES

Year Ended December 31, 1998 as Compared to the Year Ended December 31, 1997
----------------------------------------------------------------------------

Net sales increased approximately $604,200,000 or approximately 53.3%, as compared to 1997 (or increased approximately $610,400,000 or approximately 53.8% excluding the effect of changes in foreign exchange rates). Net sales increased in 1998 principally as a result of acquisitions. The acquisition of NuTone on July 31, 1998 contributed approximately $82,200,000 of the $93,200,000 increase ($99,400,000 increase excluding the effect of changes in foreign exchange rates) in net sales in the Residential Building Products Segment in 1998. The balance of the increase in net sales in this segment is as a result of higher sales levels of higher margin built-in ventilation products in North America, partially offset by lower sales levels of certain lower margin products. The increase in net sales in the Air Conditioning and Heating Products Segment of approximately $45,800,000 or 10.9%, is principally as a result of higher sales volume related to products sold to the residential and manufactured housing markets, partially offset by slightly lower sales of commercial HVAC products, in part, as a result of a seven week strike in 1998 at one of this segment's manufacturing facilities. The increase in net sales in the Windows, Doors and Siding Segment principally arose in connection with the August 26, 1997 acquisition of Ply Gem (a full twelve months of operating results in 1998 as compared to four months in 1997). The acquisition of Napco on October 9, 1998 contributed approximately $21,000,000 to this segment's increase in net sales in 1998. The net sales of Businesses sold increased approximately $69,400,000 principally as a result of certain non-strategic businesses, acquired in connection with the August 26, 1997 acquisition of Ply Gem, which were sold in 1998.

Cost of products sold as a percentage of net sales increased from approximately 72.8% in 1997 to approximately 73.4% in 1998. Changes in the percentages were, in large part, affected by acquisitions and will be affected in the future by the effect of Businesses sold in 1998. The Ply Gem businesses have a higher level of cost of sales as a percentage of net sales than the overall group of businesses owned prior to the Ply Gem acquisition while NuTone's level of cost of sales as a percentage of net sales is lower. Excluding the effect of Businesses sold, cost of products sold as a percentage of net sales increased from approximately 72.4% in 1997 to approximately 72.9% in 1998. This increase in the percentage principally resulted from the acquisitions of Ply Gem and, to a lesser extent, Napco in the Windows, Doors and Siding Segment, partially offset by the acquisition of NuTone and the effect of

NORTEK, INC. AND SUBSIDIARIES

higher sales levels in the Residential Building Products and Air Conditioning and Heating Product Segments without a proportionate increase in costs. Had all year-end inventory values been stated on a FIFO basis, year-end inventory would have been approximately $3,407,000 higher in 1998, approximately $5,041,000 higher in 1997 and approximately $6,015,000 higher in 1996. Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, the material cost of products sold and changes in productivity levels.

Selling, general and administrative expense as a percentage of net sales decreased from approximately 19.4% in 1997 to approximately 18.1% in 1998. This decrease in the percentage was principally affected as a result of acquisitions and will be affected in the future by the effect of Businesses sold in 1998. Ply Gem and Napco have a lower level of selling, general and administrative expense as a percentage of net sales than the overall group of businesses owned prior to the acquisitions and NuTone has a higher level of expense as a percentage of net sales. Excluding the effect of Businesses sold, selling, general and administrative expense as a percentage of net sales decreased from approximately 19.5% in 1997 to approximately 18.0% in 1998. The Air Conditioning and Heating Products Segment, and to a lesser extent the Residential Building Products
Segment, contributed to the decrease in the percentage as a result of the increases in sales noted above without a proportionate increase in expense. This was partially offset by increased corporate overhead, principally as a result of the acquisition of Ply Gem.

Amortization of goodwill and intangible assets, as a percentage of net sales, increased from approximately .5% of net sales in 1997 to approximately .8% of net sales in 1998, principally as a result of the acquisitions of Ply Gem and NuTone.

Consolidated operating earnings increased approximately $50,100,000 from approximately $83,000,000 in 1997 as compared to approximately $133,100,000 in 1998. Businesses acquired in 1998 contributed approximately $12,600,000 of the increase, of which approximately $2,300,000 was in the Windows, Doors and Siding Segment, and $10,300,000 was in the Residential Building Products Segment. Operating earnings increased substantially in 1998 in the Windows, Doors and Siding Segment, principally due to the effect of the August 26, 1997 acquisition of Ply Gem (a full twelve months of operating results in 1998 as compared to four months in 1997). Consolidated operating earnings have been reduced by depreciation and amortization expense of

NORTEK, INC. AND SUBSIDIARIES

approximately $42,100,000 and approximately $26,700,000 for 1998 and 1997, respectively. Businesses acquired in 1998 contributed approximately $4,300,000 of the increase in depreciation and amortization expense in 1998, of which approximately $500,000 was in the Windows, Doors and Siding Segment and $3,800,000 was in the Residential Building Products Segment. Depreciation and amortization expense for the year ended December 31, 1998 related to the operating results of Businesses sold in 1998 was approximately $1,700,000. (See
Note 10 of the Notes to the Consolidated Financial Statements included elsewhere herein.) The increase in operating earnings was also due to increased sales volume without a proportionate increase in cost and expense in the Air Conditioning and Heating Products Segment (approximately $14,400,000 or 34.9%) and, to a lesser extent, the Residential Building Products Segment (approximately $3,100,000 excluding the contribution from NuTone), as noted above, partially offset by increased other expense principally as a result of increased corporate overhead as a result of the acquisition of Ply Gem.

Operating earnings of foreign operations, consisting primarily of the results of operations of the Company's Canadian and European subsidiaries which manufacture built-in ventilating products, were approximately 6.5% and 9.0% of operating earnings (before corporate overhead) in 1998 and 1997, respectively. The decline in foreign operating earnings as a percentage of net sales is principally as a result of the increased domestic sales and operating earnings from the Ply Gem acquisition. Sales and earnings derived from the international market are subject to the risks of currency fluctuations.

The gain on Businesses sold before provision for income taxes in 1998 of approximately $4,000,000 arose in connection with the sale of M&S and MOM.

Interest expense in 1998 increased approximately $36,100,000 or approximately 71.9% as compared to 1997, primarily as a result of the sale of the 9 1/4% Notes on March 17, 1997, the sale of the 9 1/8% Notes on August 26, 1997, indebtedness of Ply Gem existing at the date of acquisition and the sale of the 8 7/8% Notes on July 31, 1998. This increase was partially offset by the refinancing of certain outstanding indebtedness of the Company's subsidiaries in 1997. (See Notes 2 and 5 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

Investment income in 1998 increased approximately $600,000 or approximately 6.1% as compared to 1997, principally due to higher average invested balances partially offset by slightly lower yields earned on short-term investments and marketable securities.

NORTEK, INC. AND SUBSIDIARIES


The provision for income taxes was approximately $27,300,000 for 1998, as compared to approximately $16,300,000 for 1997. The income tax rates differed from the United States Federal statutory rate of 35% principally as a result of state income tax provisions, nondeductible amortization expense (for tax purposes), changes in tax reserves, the effect of foreign income tax on foreign source income and the effect of product development tax credits from foreign operations. (See Note 4 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

Earnings from discontinued operations were approximately $1,200,000 in 1998 as compared to a loss of approximately $5,200,000 in 1997. In the fourth quarter of 1997, the Company adopted a plan of disposition of the Plumbing Products business and on July 10, 1998, this business was sold. The following is a comparison of the operating results of discontinued operations for the two years ended December 31, 1998. (See Note 9 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

                                      For the years ended December 31,
                                            1998          1997
                                          (Amounts in thousands)

  Loss before income taxes                $(2,800)      $(3,800)
  Allocated corporate interest
    expense                                (1,000)       (1,900)
                                          --------      --------
                                           (3,800)       (5,700)
  Income tax benefit                        5,000         2,100
                                          --------      --------
                                            1,200        (3,600)
  Reserve for future operating
    expenses net of tax benefit
    of $900,000                               ---        (1,600)
                                          --------      --------
  Earnings (loss) from
    discontinued operations               $ 1,200       $(5,200)
                                          ========      ========

The income tax benefit in 1998 includes approximately $800,000 recorded as a result of the realization of a portion of the tax capital loss arising from the sale of the Plumbing Products business.

Year Ended December 31, 1997 as Compared to the Year Ended December 31, 1996
----------------------------------------------------------------------------

Net sales increased approximately $292,500,000 or approximately 34.8%, as compared to 1996 (or increased approximately

NORTEK, INC. AND SUBSIDIARIES

$300,500,000 or approximately 35.7%, excluding the effect of changes in foreign exchange rates). Net sales increased principally as a result of the acquisition of Ply Gem on August 26, 1997, which contributed approximately $284,200,000 to net sales of which approximately $189,000,000 is related to the Windows, Doors and Siding Segment and approximately $73,900,000 is related to certain non-strategic assets that were subsequently sold in 1998. Net sales of the Residential Building Products Segment increased by approximately $13,100,000 or 3.6%, as a result of higher sales levels of higher margin built-in ventilation products in North America, partially offset by lower sales levels of lower margin European ventilation (including the effects of changes in foreign exchange rates) and domestic products. Net sales of the Air Conditioning and Heating Products Segment decreased approximately $3,700,000 or .9%, principally as a result of approximately $3,600,000 lower sales resulting from the sale of a residential HVAC product line in 1997 and lower sales levels of commercial HVAC products, partially offset by increased sales levels of HVAC products to residential markets.

Cost of products sold as a percentage of net sales increased from approximately 70.9% in 1996 to approximately 72.8% in 1997. Excluding the Ply Gem businesses, (which have a higher level of cost of sales than the overall group of businesses owned prior to the acquisition), cost of products sold as a percentage of net sales decreased from approximately 71.3% to approximately 70.4% in 1997, as compared to 1996. This decrease in the percentage principally resulted from a reduction in the cost of certain raw materials and components compared to 1996 and decreased labor as a percentage of net sales in the Residential Building Products and Air Conditioning and Heating Products Segments due to the increased volume of higher margin products and improved efficiency. Had all year-end inventory values been stated on a FIFO basis, year-end inventory would have been approximately $5,041,000 higher in 1997, approximately $6,015,000 higher in 1996 and approximately $7,873,000 higher in 1995. Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors, including changes in the relative mix of products sold, the effect of changes in sales prices, the material cost of products sold and changes in productivity levels.

Selling, general and administrative expense as a percentage of net sales decreased from approximately 21.4% in 1996 to approximately 19.4% in 1997. Excluding the Ply Gem businesses, (which have a lower level of selling, general and administrative expense to net sales than the overall group of businesses owned prior to the acquisition), selling, general and administrative

NORTEK, INC. AND SUBSIDIARIES

expense as a percentage of net sales decreased from approximately 21.4% in 1996 to approximately 21.2% in 1997. This decrease in the percentage was due principally to higher sales levels in the Residential Building Products Segment without a proportionate increase in expense and the effect of the sale of a residential HVAC product line noted above, partially offset by lower sales levels of commercial products by the Air Conditioning and Heating Products Segment without a proportionate decrease in expense.

Amortization of goodwill and intangible assets, as a percentage of net sales, increased from approximately .4% of net sales in 1996 to approximately .5% of net sales in 1997, principally as a result of the acquisition of Ply Gem.

Operating earnings increased approximately $22,000,000 from approximately $61,000,000 in 1996 to approximately $83,000,000 in 1997 primarily due to the factors previously discussed. The Ply Gem acquisition in late August 1997 contributed approximately $11,300,000 to operating earnings, of which approximately $9,000,000 was in the Windows, Doors and Siding Segment and $2,000,000 related to businesses that were subsequently sold in 1998. Operating earnings have been reduced by depreciation and amortization expense of approximately $26,700,000 and approximately $19,800,000 for 1997 and 1996, respectively. The acquisition of Ply Gem contributed approximately $6,300,000 of the increase in depreciation and amortization expense in 1997. Operating earnings also increased by approximately $9,100,000 or 29.2% in the Residential Building Products Segment and $2,800,000 or 7.3% in the Air Conditioning and Heating Products Segment as a result of increased sales volume without a proportionate increase in expense.

Earnings of foreign operations, consisting primarily of the results of operations of the Company's Canadian and European subsidiaries, which manufacture built-in ventilating products, decreased to approximately 9.0% of operating earnings (before corporate overhead) in 1997 from approximately 9.1% of such earnings in 1996. The decrease in the percentage is due to an increase in domestic earnings in 1997, in part as a result of $11,300,000 contributed by Ply Gem, which has primarily domestic operations. Sales and earnings derived from the international market are subject to the risks of currency fluctuations.

Interest expense in 1997 increased approximately $21,800,000 or approximately 76.8%, as compared to 1996, primarily as a result of the sale of $175,000,000 principal amount of 9 1/4% Senior Notes due 2007 ("9 1/4% Notes") in March, 1997, the sale of $310,000,000 principal amount of 9 1/8% Senior Notes due 2007

NORTEK, INC. AND SUBSIDIARIES

("9 1/8% Notes")in August, 1997 and the existing indebtedness of Ply Gem. This increase was partially offset by the refinancing of certain outstanding indebtedness of the Company's subsidiaries primarily in the second quarter of 1997. (See Notes 2 and 5 of the Notes to the Consolidated Financial statements included elsewhere herein.)

Investment income in 1997 increased approximately $3,900,000 or approximately 65.0%, as compared to 1996, principally due to higher average invested balances of short-term investments and marketable securities.

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

In the fourth quarter of 1997, the Company adopted a plan of disposition of its Plumbing Products business. Loss from discontinued operations related to the Plumbing Products business increased approximately $3,500,000 from a loss of $1,700,000 in 1996 to a loss of $5,200,000 in 1997. Loss from discontinued operations in 1997 includes a net after tax loss of $1,600,000 for operating losses expected to occur during the disposal period and is net of an income tax benefit of $900,000. Loss from discontinued operations includes net after tax operating losses of $3,600,000 in 1997 and $1,700,000 in 1996 and are net of income tax benefits of $2,100,000 and $900,000 for 1997 and 1996, respectively. Operating results of discontinued operations reflect an allocation of corporate interest expense of approximately $1,900,000 and $1,700,000 in 1997 and 1996, respectively and are net of income tax benefits of $670,000 and $600,000 in 1997 and 1996, respectively. (See Note 9 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

Liquidity and Capital Resources
-------------------------------

The Company is highly leveraged and expects to continue to be highly leveraged for the foreseeable future. At December 31, 1998, the Company had consolidated debt of approximately

NORTEK, INC. AND SUBSIDIARIES

$1,024,900,000 consisting of (i) $17,700,000 of short-term borrowings and current maturities of long-term debt, (ii) $112,300,000 of notes, mortgage notes and other indebtedness, (iii) $209,300,000 of the 8 7/8% Notes, (iv) $174,100,000 of the 9 1/4% Notes, (v) $203,800,000 of the 9 7/8% Notes and (vi)
$307,700,000 of the 9 1/8% Notes. At December 31, 1998, the Company had consolidated unrestricted cash, cash equivalents and marketable securities of approximately $209,600,000 as compared to approximately $161,800,000 at December 31, 1997 and the Company's debt to equity ratio was approximately 4.7:1 at December 31, 1998 as compared to 6.7:1 at December 31, 1997.

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

The indentures and other agreements governing the Company and its subsidiaries' indebtedness (including the indentures for the 8 7/8% Notes, the 9 7/8% Notes, the 9 1/4% Notes and the 9 1/8% Notes and the credit agreement for the Ply Gem credit facility) contain restrictive financial and operating covenants including covenants that restrict the ability of the Company and its subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions.

The Company expects to meet its cash flow requirements through fiscal 1999 from cash generated from operations, existing cash, cash equivalents and marketable securities, and possible financings, which may include securitization of accounts receivables and mortgage or capital lease financings.

In 1998 the Company improved its liquidity and reduced its leverage as a result of the sale of 2,182,500 shares of common stock for net cash proceeds of approximately $64,190,000 (the

NORTEK, INC. AND SUBSIDIARIES

"Common Stock Offering") and net cash proceeds of approximately $111,700,000 from the sale of certain businesses. Approximately $44,800,000 of the proceeds received from the Common Stock Offering was used for the acquisition of NuTone and approximately $27,700,000 of the net proceeds received from the sale of businesses was used to reduce debt and the balance was used for general corporate purposes. (See Notes 2, 5, 6 and 9 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

On October 9, 1998, the Company acquired Napco, a manufacturer of exterior building products, for approximately $80,800,000 in cash (of which approximately $4,100,000 was paid in 1999), approximately $400,000 of forgiveness of Napco employee loans and the assumption of approximately $10,200,000 of debt. The acquisition was funded through the use of unrestricted cash, cash equivalents and marketable securities.

On July 31, 1998, the Company acquired NuTone, a manufacturer of exhaust fans, range hoods, and other ventilation products and accessories, for an aggregate purchase price of $242,500,000 in cash plus fees and expenses. In connection with the acquisition, the Company assumed NuTone's operating liabilities (other than intercompany borrowings), including certain liabilities of NuTone concerning post retirement and other benefit obligations. The purchase price was funded from the net proceeds from the sale of the 8 7/8% Notes, which occurred on July 31, 1998, together with a portion of the cash proceeds from the Common Stock Offering. (See Notes 2, 5 and 6 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

As the Company begins the process of integrating the 1998 acquisitions into its businesses, it expects to achieve significant synergies, cost savings and reductions during 1999, partially offset by certain costs and expenses. The total expenditures associated with this effort, which are estimated to range between approximately $18,000,000 and $25,000,000, are expected to be funded from the Company's 1999 operating cash flow. The Company expects to finalize its integration plans and determine an estimated cost to complete such integration by the second quarter of 1999. If significant difficulty is encountered during the integration process, or if such synergies and cost savings are not realized, the results of operations, cash flow and financial condition of the Company likely will be adversely affected. There can be no assurance that the Company will be able to successfully manage and integrate the 1998 acquisitions. (See
Note 12 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

NORTEK, INC. AND SUBSIDIARIES

Unrestricted cash and cash equivalents decreased from approximately $125,842,000 at December 31, 1997 to approximately $87,876,000 at December 31, 1998. Marketable securities available for sale increased from approximately $35,988,000 at December 31, 1997 to approximately $121,757,000 at December 31, 1998. The Company's investment in marketable securities at December 31, 1998 consisted primarily of certificates of deposit and bank issued money market instruments. At December 31, 1998, approximately $13,818,000 of the Company's cash and investments were pledged as collateral for insurance and other requirements and were classified as restricted in current assets in the Company's accompanying consolidated balance sheet.

Capital expenditures were approximately $41,400,000 in 1998 and are expected to be approximately $40,000,000 in 1999.

The Company's Board of Directors has authorized a program to purchase up to 500,000 shares of the Company's Common and Special Common Stock in open-market or negotiated transactions subject to market conditions, cash availability and provisions of the Company's outstanding debt instruments. As of March 5, 1999, the Company had purchased approximately 460,000 shares of its Common and Special Common Stock under this program for approximately $13,000,000 and accounted for such share purchases as Treasury Stock.

At March 5, 1999, approximately $60,800,000 was available for the payment of cash dividends, stock payments or other restricted payments as defined under the terms of the Company's most restrictive Indenture. (See Note 5 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

NORTEK, INC. AND SUBSIDIARIES

The Company's working capital and its current ratio decreased from approximately $341,821,000 and 2.3:1, respectively, to approximately $337,207,000 and 2.0:1, respectively, between December 31, 1997 and December 31, 1998, principally as a result of the following:

                                                  Increase (decrease)
                                                   in Working Capital

Net proceeds from the Common Stock Offering          $ 64,190,000
Net proceeds from theSale of the 8 7/8% Notes         203,492,000
Acquisition of NuTone, net of approximately
  $15,900,000 of acquired working capital            (232,081,000)
                                                     -------------
                                                       35,601,000
Effect of Businesses sold or discontinued, net
  of $27,700,000 payment of long-term debt            (15,417,000)
Acquisition of Napco, net of approximately
  $16,360,000 of acquired working capital             (60,340,000)
Other, net                                             35,542,000
                                                     -------------
                                                     $ (4,614,000)
                                                     =============

Accounts receivable increased approximately $24,945,000 or approximately 13.8%, between December 31, 1997 and December 31, 1998, while net sales increased approximately $22,319,000 or approximately 5.4% in the fourth quarter of 1998 as compared to the fourth quarter of 1997. The increase in accounts receivable is primarily attributable to the acquisitions of NuTone and Napco, which contributed approximately $52,000,000 to the increase, partially offset by a decrease of approximately $29,800,000 attributable to Businesses sold. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on December 31, 1998 as compared to December 31, 1997. The Company has not experienced any significant overall changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in 1998.

Inventories decreased approximately $13,546,000 or approximately 7.7%, between December 31, 1997 and December 31, 1998. The decrease is primarily attributable to Businesses sold which accounted for approximately $47,100,000 of the decrease, and is partially offset by an increase of approximately $35,200,000 attributable to the acquisitions of NuTone and Napco.

Accounts payable increased approximately $28,613,000 or approximately 31.3%, between December 31, 1997 and December 31,

NORTEK, INC. AND SUBSIDIARIES

1998. The increase is primarily attributable to the acquisitions of NuTone and Napco, which contributed approximately $21,900,000 to the increase, partially offset by a decrease of approximately $7,100,000 attributable to Businesses sold.

Unrestricted cash and cash equivalents decreased approximately $37,966,000 from December 31, 1997 to December 31, 1998, principally as a result of the following:

                                                               Condensed
                                                              Consolidated
                                                               Cash Flows
Operating Activities--
 Cash flow from operations, net                              $ 92,321,000
 Increase in accounts receivable, net                          (4,554,000)
 Increase in inventories                                         (979,000)
 Decrease in prepaids and other current assets                  1,581,000
 Increase in net assets of discontinued operations             (7,426,000)
 Increase in accounts payable                                  12,532,000
 Increase in accrued expenses and taxes                        10,084,000
Investing Activities---
 Net cash paid for businesses acquired                       (324,702,000)
 Proceeds from Businesses sold or discontinued                111,738,000
 Purchase of marketable securities, net                       (84,439,000)
 Increase in restricted cash and investments                   (7,463,000)
 Capital expenditures                                         (40,863,000)
Financing Activities---
 Sale of the 8 7/8%  Notes                                    203,492,000
 Net  proceeds  from  the  Common  Stock Offering              64,190,000
 Payment  of  borrowings  and  purchase  of  Notes,  net      (49,199,000)
 Purchase of Nortek Common and Special Common Stock            (7,668,000)
Other, net                                                     (6,611,000)
                                                             -------------
                                                             $(37,966,000)
                                                             =============

The impact of changes in foreign currency exchange rates on cash was not material and has been included in other, net.

The Company's debt-to-equity ratio decreased from approximately 6.7:1 at December 31, 1997 to 4.7:1 at December 31, 1998, primarily as a result of the increase in equity due to the Common Stock Offering, net earnings for 1998 and the payment of borrowings, partially offset by the effect of the sale of the 8 7/8% Notes. (See the Consolidated Statement of Stockholders' Investment for the year ended December 31, 1998 and Notes 5 and 6 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

NORTEK, INC. AND SUBSIDIARIES

At December 31, 1998, the Company had approximately $27,300,000 of net U.S. federal prepaid income tax assets which are expected to be realized through future operating earnings.

Inflation, Trends and General Considerations

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

The demand for the Company's products is seasonal, particularly in the Northeast and Midwest regions of the United States where inclement weather during the winter months usually reduces the level of building and remodeling activity in both the home improvement and new construction markets. The Company's lower sales levels usually occur during the first and fourth quarters. Since a high percentage of the Company's manufacturing overhead and operating expenses are relatively fixed throughout the year, operating income and net earnings tend to be lower in quarters with lower sales levels. The Ply Gem businesses, acquired in August 1997 and Napco, acquired in October 1998, have in the past been more seasonal in nature than the Company's businesses owned prior to these acquisitions. In addition, the demand for cash to fund the working capital of the Company's subsidiaries is greater from late in the first quarter until early in the fourth quarter.

Market Risk

As discussed more specifically below, the Company is exposed to market risks related to changes in interest rates, foreign currencies and commodity pricing. The Company uses derivative financial instruments on a limited basis to hedge economic exposures. The Company does not enter into derivative financial instruments or other financial instruments for trading purposes.

NORTEK, INC. AND SUBSIDIARIES

A.    Interest Rate Risk

The Company is exposed to market risk from changes in interest rates primarily through its investing and borrowing activities. In addition, the Company's ability to finance future acquisition transactions may be impacted if the Company is unable to obtain appropriate financing at acceptable interest rates.

The Company's investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments and marketable securities. Short-term investments primarily consist of money market accounts and corporate commercial paper with original maturities of 90 days or less. At December 31, 1998, the fair value of the Company's short-term investments approximated market value. Marketable securities primarily consist of certificates of deposit and bank issued money market instruments, all with original maturities of between 91 and 183 days. Restricted investments and marketable securities primarily consist of money market accounts and commercial paper with original maturities of 90 days or less. At December 31, 1998, the fair value of the Company's unrestricted and restricted investments and marketable securities approximated market value.

The Company manages its borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities. In addition, as of December 31, 1998, the Company hedged its exposure on a substantial portion of its variable rate debt by entering into interest rate swap agreements to lock in a fixed rate. At December 31, 1998, approximately 98% of the carrying values of the Company's long-term debt were either at fixed interest rates or covered by interest rate swap agreements that fixed the interest rates.

See table D (Long-term Debt) and Notes 1 and 5 of the Notes to the Consolidated Financial Statements included elsewhere herein for further disclosure of the terms of the Company's debt and interest rate swap agreements.

B.    Foreign Currency Risk

The Company's results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Italian Lira and the Canadian Dollar. In 1998, the net impact of foreign currency changes was not material to the Company's financial condition or results of operations. The Company manages its exposure to foreign currency exchange risk principally by trying to minimize the Company's net investment

NORTEK, INC. AND SUBSIDIARIES

in foreign assets through the use of strategic short and long-term borrowings at the foreign subsidiary level. Consistent with this strategy, notes payable and other short-term obligations at December 31, 1998 consist entirely of short-term borrowings by certain of the Company's foreign subsidiaries. At December 31, 1998, the Company's net investment in foreign assets was approximately $60,000,000. An overall unfavorable change in foreign exchange rates of 10% would result in an approximate $6,000,000 reduction in equity as a result of the impact on the cumulative translation adjustment. The Company generally does not enter into derivative financial instruments to manage foreign currency exposure. At December 31, 1998, the notional amounts of outstanding foreign currency hedging contracts, all of which expire in 1999, were not material. The Company does not expect the settlement of such contracts to have a material impact on financial condition or results of operations in fiscal 1999.

The Company's operations in Europe are not significant and, therefore, the Company does not expect to be materially impacted by the introduction of a European single currency, the Euro.

C.    Commodity Pricing Risk

The Company is subject to significant market risk with respect to the pricing of its principal raw materials, which include, among others, steel, copper, packaging material, plastics, resins, glass, wood and aluminum. If prices of these raw materials were to increase dramatically, the Company may not be able to pass such increases on to its customers and, as a result, gross margins could decline significantly. The Company manages its exposure to commodity pricing risk by continuing to diversify its product mix, strategic buying programs and vendor partnering. The Company generally does not enter into derivative financial instruments to manage commodity-pricing exposure. At December 31, 1998, the Company did not have any outstanding commodity forward contracts.

D.    Long-term Debt

The table that follows sets forth as of December 31, 1998, the Company's long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market values. Approximately 1.2% of the Company's total indebtedness is denominated in foreign currencies. The weighted average interest rates for variable rate debt are based on December 31, 1998 interest rates. In addition, the table that follows sets forth the outstanding notional amounts by year and weighted average interest rates of

NORTEK, INC. AND SUBSIDIARIES

the Company's interest rate swap agreements.

Long-term Debt:

                              Scheduled Maturity          Average Interest Rate
                         Fixed    Variable               Fixed  Variable
Year Ending               Rate      Rate       Total      Rate    Rate    Total
                            (Amounts in thousands)

December 31, 1999       $  5,399    $ 1,377  $    6,776   7.16%    7.26%   7.18%
             2000          3,520      1,367       4,887   7.77     7.26    7.63
             2001          2,284      1,368       3,652   7.21     7.26    7.23
             2002          1,721     80,387      82,108   6.72     6.86    6.86
             2003          1,592         24       1,616   6.65     7.75    6.67
Thereafter (1)           914,821      4,977     919,798   9.19     4.46    9.17
                        ---------   -------  -----------  -----    -----   -----
Total Principal         $929,337    $89,500  $1,018,837   9.16%    6.74%   8.95%
Unamortized Debt
 Discount                 (4,948)       ---      (4,948)
                        ---------   -------  -----------
Total Long-term Debt
 at December 31, 1998   $924,389    $89,500  $1,013,889
                        =========   =======  ===========
Fair Market Value of
 Long-term Debt at
 December 31, 1998      $959,631    $89,500  $1,049,131
                        =========   =======  ===========



Interest Rate Swaps:

                                                  Average
                                                  Fixed       Variable
                               Notional           Pay         Receive
Year Ending                     Amount            Rate        Rate
                        (Amounts in thousands)
Outstanding at
December 31, 1999               $40,000           5.76%        (2)
             2000                40,000           5.76         (2)
             2001                40,000           5.76         (2)
             2002                40,000           5.76         (2)
Fair Market Value of
 the liability related
 to Interest Rate Swaps
 at December 31, 1998            $1,600


(1)   Senior  and  senior   subordinated   notes  with  a  total   principal  of
      $899,822,000 and a weighted average interest rate of 9.26% mature at various times from 2004 through 2008.

(2) The interest rate swap variable receive rate for all periods is the one month LIBOR rate.

NORTEK, INC. AND SUBSIDIARIES

Year 2000 Disclosure

The Year 2000 ("Y2K") issue refers to and arises from deficient computer programs and related products, such as embedded chips, which do not properly distinguish between a year that begins with "20" instead of "19" beginning on January 1, 2000. If not corrected, many businesses and other processes could fail or create erroneous results. The extent of the potential impact of the Y2K problem is not yet known, and if not timely corrected, it could affect the global economy. As required by recent guidance from the SEC applicable to all public companies, the following disclosure provides more detail regarding the Company's Y2K compliance than previous reports filed by the Company.

A.    The Company's Readiness:

To manage its Y2K program, the Company established a corporate-wide initiative and has divided its efforts into five areas: awareness (communication to employees, vendors and suppliers of the Y2K issue), assessment (a complete inventory of all aspects of the business that might be affected), remediation/validation (develop plans to correct all issues identified from the assessment stage), implementation (corrective measures taken to solve the Y2K issues identified) and contingency (alternative actions developed in the event that all corrective measures are not implemented by Y2K). Further, the Company has identified three key areas of concentration: information technology systems, non-IT systems and third parties (suppliers and customers). The Company's subsidiaries are in various stages of completion of this readiness, including the assessment, remediation and implementation stages, for the Y2K issue. Certain of the Company's subsidiaries are simultaneously working on the assessment, remediation and implementation stages of this initiative. During the second and third fiscal quarters of 1999, the Company's subsidiaries expect to make significant progress in the remediation and implementation stages. Overall the Company believes that it is in the remediation stage of addressing the Y2K issue and expects by the end of the second fiscal quarter of 1999 to provide a more definitive assessment of the status of each stage. Although the Company believes that all modifications to information technology ("IT") and non-IT systems, material to the Company's business, will be Y2K compliant on or before December 31, 1999, it cannot predict the outcome or the success of its Y2K program, or that third party systems are or will be Y2K compliant, or that the costs required to address the Y2K initiative, or that the impact of a failure to achieve substantial Y2K compliance, will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

     2. Non-IT systems: Non-IT systems are those that typically include "embedded" technology such as microcontrollers and chips. The Company is in the process of evaluating the effect of the Y2K problem on all non-IT systems including all telecommunications equipment, shop-floor controls, alarm systems and any other equipment that can potentially use microcontrollers, chips or other systems affected by the Y2K problem.

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

The Company operates in a decentralized environment and major computer systems are, therefore, in various states of readiness. The Company has nineteen businesses with various IT systems that support 100% of the Company's net sales for 1998 after excluding net sales of Businesses sold in 1998. The Company estimates that the remediation effort for IT systems Y2K issues of eight business units representing approximately 36% of net sales for 1998 are approximately 80-95% complete. The Company estimates

NORTEK, INC. AND SUBSIDIARIES

that the remediation effort for the IT systems Y2K issues of seven business units representing approximately 43% of net sales for 1998 are approximately 60-75% complete. The Company estimates that the remediation effort for the IT systems Y2K issues of four business units representing approximately 21% of net sales for 1998 is approximately 30-50% complete.

Substantially all of the non-IT systems, including telephone systems and office equipment, have been tested. Those found not to be Y2K compliant are in the process of being replaced or repaired. Machinery and equipment testing and remediation are in process and the Company estimates this phase to be approximately 30% complete overall.

B.    Cost:

The Company's estimate for remediation directly related to fixing Y2K issues is approximately $6,500,000. The total estimated expenditures of approximately $6,500,000 consist of approximately $2,000,000 of IT computer hardware equipment costs, approximately $3,500,000 of IT software and non-IT computer hardware expenditures and approximately $1,000,000 of other non-IT expenditures. The Company has spent approximately $2,200,000 through December 31, 1998. All of the Company's Y2K compliance expenditures have been or are expected to be funded from the Company's operating cash flow.

The Company's Y2K compliance budget does not include significant amounts for hardware replacement because the Company has historically employed a strategy to continually upgrade its computer systems. Consequently, the Company's Y2K compliance budget has not required the diversion of funds from or the postponement of the implementation of other planned IT projects.

Actual costs to be incurred by the Company will depend on a number of factors which cannot be accurately predicted and may therefore deviate from the estimates above including, among others, the extent and difficulty of the remaining remediation and other work to be done, the availability and cost of consultants, and the extent of testing required to demonstrate Y2K compliance.

C.    Risks:

Based on current information, the Company believes that the Y2K problem will not have a material adverse effect on the Company, its business or its financial condition. There can, however, be no assurances that Y2K remediation by the Company or third parties will be properly and timely completed, and failure to do

NORTEK, INC. AND SUBSIDIARIES

so could have a material adverse effect on the Company, its business and its financial condition. The Company believes that the greatest risk presented by the Y2K problem is from third parties, such as suppliers, financial institutions, utility providers and customers, among others, who may not have adequately addressed the problem. A failure of any such third party's computer or other applicable systems in sufficient magnitude could materially and adversely affect the Company. The Company is not presently able to quantify this risk.

The Company is unable to assess a reasonable worst case Y2K scenario given a number of factors outside of the Company's direct or indirect control, including, among others, the Company's current remediation status and the uncertainty of the readiness of vendors and customers. The Company recognizes the risks in its ability to conduct business if other key suppliers in utilities, communications, transportation, banking and government, both domestic (local, state and federal) and foreign, are not Y2K ready. The Company is in the process of surveying vendors and customers about their readiness. Upon completion of this survey, the Company will complete its own internal review of this information to verify the accuracy of the responses. The Company is monitoring news and progress reports pertaining to those critical services to determine the effect on the Company's ability to conduct business as a result of Y2K issues on the economy if those and other key suppliers in utilities, communications, transportation, banking and government, both domestic (local, state and federal) and foreign, cease to function. Once the Company has completed its remediation phase of the Y2K issue, the Company will develop appropriate worst-case scenarios and plans to deal with such contingencies while it develops its contingency plans which are expected to be completed in mid 1999.

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

The Company's contingency plans for IT systems have not been completely developed, but are expected to be complete by mid 1999. The Company expects to complete the preparation of its contingency plans once it evaluates its status after it has

NORTEK, INC. AND SUBSIDIARIES

completed the remediation phase of the Y2K project for IT systems. In planning for issues not resolved or contemplated for IT systems, the Company plans to allocate internal resources and may retain dedicated consultants and vendor representatives to be available to take corrective action, if necessary. However, the Company will adjust and adopt additional plans if situations arise requiring modifications to existing contingency plans or new contingency plans, as required.

The Company's contingency plans for non-IT systems have also not been completed. The Company's subsidiaries do, however, have various business interruption contingency plans in place. These plans are in the process of being evaluated for Y2K scenarios and will be adjusted as appropriate. The Company will develop, if necessary, appropriate contingency plans by mid 1999 upon completion of its remediation efforts in this area.

Forward-Looking Statements

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this discussion and throughout this document, words such as "intends," "plans," "estimates," "believes," "anticipates" and "expects" or similar expressions are intended to identify forward-looking statements. These statements are based on the Company's current plans and expectations and involve risks and uncertainties, over which the Company has no control, that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and operating results to differ include the availability and cost of certain raw materials costs, (including, among others, steel, copper, packaging materials, plastics, resins, glass, wood and aluminum) and purchased components, the level of domestic and foreign construction and remodeling activity affecting residential and commercial markets, interest rates, employment, inflation, Y2K readiness, currency translation, consumer spending levels, operating in international economies, the rate of sales growth, price, and product and warranty liability claims. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Readers are also urged to carefully review and consider the various disclosures made by the Company, in this

NORTEK, INC. AND SUBSIDIARIES

document, as well as the Company's periodic reports on Forms 10-K, 10-Q and 8-K, filed with the Securities and Exchange Commission ("SEC").

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and qualitative disclosure about market risk required by this Item 7A is set forth in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data required by this Item 8 are set forth at the pages indicated in item 14(a) included elsewhere herein.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See Election of Directors in the definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders, incorporated herein by reference. See also
Part I, Item 1, Business-General Considerations-Executive Officers of the Registrant.

ITEM 11.  EXECUTIVE COMPENSATION

See Executive Compensation in the definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders, incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See  Security  Ownership of Certain  Beneficial  Owners and  Management  in the
definitive   Proxy   Statement  for  the  Company's   1999  Annual  Meeting  of
Stockholders, incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Election of Directors in the definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders, incorporated herein by reference.

NORTEK, INC. AND SUBSIDIARIES


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedules

    The following documents are filed as part of this report:

1.  Financial Statements:                                  Page No.

    Consolidated Statement of Operations for the
      three years ended December 31, 1998                       49
    Consolidated Balance Sheet as of December 31, 1998
      and 1997                                                  50
    Consolidated Statement of Cash Flows for the
      three years ended December 31, 1998                       52
    Consolidated Statement of Stockholders' Investment
      for the three years ended December 31, 1998               54
    Notes to Consolidated Financial Statements                  57
    Report of Independent Public Accountants                    90

2.  Financial Statement Schedules:

    Schedule I Condensed Financial Information of
      Registrant                                                91
    Schedule II Valuation and Qualifying Accounts               97

3. The exhibits are listed in the Exhibit Index, which is incorporated herein by reference.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report.

                                     SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 1999.

                                       NORTEK, INC.


                            By: /s/Richard L. Bready
                            --------------------------
                                Richard L. Bready
                                Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of March 29, 1999.



/s/Richard L. Bready                        /s/J. Peter Lyons
-------------------------------------------------------------------------------
Richard L. Bready, Chairman                 J. Peter Lyons, Director
of the Board and President
(principal executive officer)



/s/Richard J. Harris                        /s/William I. Kelly
-------------------------------------------------------------------------------
Richard J. Harris, Vice President           William I. Kelly, Director
and Treasurer (principal financial
officer) and Director



/s/Almon C. Hall                            /s/Phillip L. Cohen
-------------------------------------------------------------------------------
Almon C. Hall, Vice President               Phillip L. Cohen, Director
and Controller (principal
accounting officer)


Nortek, Inc. and Subsidiaries
Consolidated Statement of Operations

                                          For the Years Ended December 31,
                                              1998        1997       1996
                                      (In thousands except per share amounts)

Net Sales                                 $1,738,343    $1,134,129   $841,557
                                          ----------    ----------   --------
Costs and Expenses:
 Cost of products sold                     1,275,350       825,805    596,847
 Selling, general and administrative
   expense                                   315,449       219,376    180,308
 Amortization of goodwill and
  intangible assets                           14,416         5,967      3,451
                                          ----------    ----------   --------
                                           1,605,215     1,051,148    780,606
                                          ----------    ----------   --------
 Operating earnings                          133,128        82,981     60,951
 Gain on Businesses sold                       4,000           ---        ---
 Interest expense                            (86,298)      (50,210)   (28,400)
 Investment income                            10,470         9,929      6,049
                                          ----------    ----------   --------
 Earnings from continuing operations
   before provision for income taxes          61,300        42,700     38,600
 Provision for income taxes                   27,300        16,300     14,900
                                          ----------    ----------   --------
Earnings from continuing operations
  before extraordinary loss                   34,000        26,400     23,700
Earnings (loss) from discontinued
  operations                                   1,200        (5,200)    (1,700)
Extraordinary loss from debt
  retirements                                   (200)          ---        ---
                                           ---------    ----------   --------
Net Earnings                                $ 35,000      $ 21,200   $ 22,000
                                           =========    ==========   ========
Earnings (loss) Per Share:
Earnings from continuing operations:
  Basic                                        $3.11         $2.75      $2.26
  Diluted                                      $3.06         $2.68      $2.23
Earnings (loss) from discontinued operations:
  Basic                                        $ .11         $(.54)     $(.16)
  Diluted                                      $ .11         $(.53)     $(.16)
Extraordinary loss from debt retirements:
  Basic                                        $(.02)         ---        ---
  Diluted                                      $(.02)         ---        ---
Net Earnings:
  Basic                                        $3.20         $2.21      $2.10
  Diluted                                      $3.15         $2.15      $2.07
Weighted Average Number of Shares:
  Basic                                       10,923         9,605     10,485
  Diluted                                     11,113         9,855     10,641

The accompanying notes are an integral part of these consolidated financial statements.

Nortek, Inc. and Subsidiaries
Consolidated Balance Sheet

                                                          December 31,
                                                        1998         1997
                                                     (Amounts in thousands)
Assets

Current Assets:
 Unrestricted
   Cash and cash equivalents                          $ 87,876   $  125,842
   Marketable securities available for sale            121,757       35,988
 Restricted
   Investments and marketable securities at
     cost, which approximates market                    13,818        6,348
 Accounts receivable, less allowances of
   $10,657,000 and $11,047,000                         205,359      180,414
 Inventories
   Raw materials                                        69,247       72,693
   Work in process                                      13,010       18,399
   Finished goods                                       80,450       85,161
                                                    ----------   ----------
                                                       162,707      176,253
                                                    ----------   ----------

 Prepaid expenses                                       10,938        8,391
 Other current assets                                   15,513       12,627
 Net assets of a discontinued operation                    ---       22,386
 Prepaid income taxes                                   54,163       46,800
                                                    ----------   ----------
    Total current assets                               672,131      615,049
                                                    ----------   ----------

Property and Equipment, at Cost:
 Land                                                   12,628       12,081
 Buildings and improvements                            102,455       96,606
 Machinery and equipment                               294,551      250,677
                                                    ----------   ----------
                                                       409,634      359,364
 Less accumulated depreciation                         130,010      116,841
                                                    ----------   ----------
    Total property and equipment, net                  279,624      242,523
                                                    ----------   ----------

Other Assets:
 Goodwill, less accumulated amortization
   of $41,204,000 and $31,773,000                      598,823      378,232
 Intangible assets, net                                 73,441        8,752
 Deferred income taxes                                     ---       10,022
 Deferred debt expense                                  24,845       21,066
 Other                                                  41,129       28,902
                                                    ----------   ----------
                                                       738,238      446,974
                                                    ----------   ----------

                                                    $1,689,993   $1,304,546
                                                    ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

Nortek, Inc. and Subsidiaries
Consolidated Balance Sheet

                                                             December 31,
                                                          1998         1997
                                                       (Amounts in thousands)
Liabilities and Stockholders' Investment

Current Liabilities:
 Notes payable and other short-term obligations      $   10,962     $   11,770
 Current maturities of long-term debt                     6,776          5,969
 Accounts payable                                       120,101         91,488
 Accrued expenses and taxes, net                        197,085        164,001
                                                     ----------     ----------
    Total current liabilities                           334,924        273,228
                                                     ----------     ----------

Other Liabilities:
 Deferred income taxes                                   26,040            ---
 Other                                                  104,306         67,390
                                                     ----------     ----------
                                                        130,346         67,390
                                                     ----------     ----------
Notes, Mortgage Notes and Obligations
  Payable, Less Current Maturities                    1,007,113        835,840
                                                     ----------     ----------

Commitments and Contingencies (Note 8)

Stockholders' Investment:
 Preference stock, $1 par value; authorized
  7,000,000 shares, none issued                             ---            ---
 Common stock, $1 par value; authorized
  40,000,000 shares; 18,427,595 and
  16,050,794 shares issued                               18,428         16,051
 Special common stock, $1 par value;
  authorized 5,000,000 shares; 854,935 and
  767,287 shares issued                                     855            767
 Additional paid-in capital                             201,626        135,345
 Retained earnings                                       93,966         58,966
 Accumulated other comprehensive loss                   (11,596)        (5,327)
 Less --treasury common stock at cost,
       7,290,335 and 7,032,497 shares                   (83,711)       (75,779)
     --treasury special common stock
       at cost, 286,009 and 285,304 shares               (1,958)        (1,935)
                                                     ----------     ----------
    Total stockholders' investment                      217,610        128,088
                                                     ----------     ----------
                                                     $1,689,993     $1,304,546
                                                     ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

Nortek, Inc. and Subsidiaries
Consolidated Statement of Cash Flows

                                                For the Years Ended December 31,
                                                     1998      1997       1996
                                                       (Amounts in thousands)
Cash Flows from operating activities:
Net earnings from continuing operations            $34,000    $26,400   $23,700
Earnings (loss) from discontinued operations         1,200     (5,200)   (1,700)
Extraordinary loss from debt retirements              (200)       ---       ---
                                                   -------    -------   -------
Net earnings                                        35,000     21,200    22,000
                                                   -------    -------   -------
Adjustments to reconcile net earnings to cash:
Depreciation and amortization                       42,084     26,696    19,831
Non-cash interest expense                            3,237      1,711     1,164
Gain on sale of Businesses sold                     (4,000)       ---       ---
Loss on discontinued operations                      3,800      2,500       ---
Loss on debt retirement                                300        ---       ---
Net gain on investments and marketable
  securities                                           ---       (200)     (750)
Deferred federal income tax provision (benefit)     15,100      4,000    (3,000)
Deferred federal income tax (benefit)
  provision on discontinued operations              (3,200)    (1,000)    1,200
Changes in certain assets and liabilities,
  net of effects from acquisitions and
  dispositions:
Accounts receivable, net                            (4,554)    10,259    (3,729)
Prepaids and other current assets                    1,581      5,699     3,280
Inventories                                           (979)     6,524    11,828
Net assets of discontinued operations               (7,426)     4,934       817
Accounts payable                                    12,532    (16,359)    1,699
Accrued expenses and taxes                          10,084     23,468    (7,550)
Long-term assets, liabilities and other, net        (2,374)    (4,317)      583
                                                  --------   --------   -------
  Total adjustments to net earnings                 66,185     63,915    25,373
                                                  --------   --------   -------
  Net cash provided by operating activities        101,185     85,115    47,373
                                                  --------   --------   -------
Cash Flows from investing activities:
Capital expenditures                               (40,863)   (22,464)  (19,267)
Net cash paid for businesses acquired             (324,702)  (407,419)      ---
Net cash received from Businesses sold or
  discontinued                                     111,738        ---       ---
Purchase of investments and marketable
  securities                                      (179,582)  (283,918)  (66,901)
Proceeds from the sale of investments and
  marketable securities                             95,143    298,158    82,435
Change in restricted cash and investments           (7,463)      (674)      (72)
Other, net                                          (5,622)    (7,064)   (1,405)
                                                  --------   --------   -------
  Net cash used in investing activities           (351,351)  (423,381)   (5,210)
                                                  --------   --------   -------

Nortek, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
(Continued)


                                                For the Years Ended December 31,
                                                     1998      1997       1996
                                                       (Amounts in thousands)
Cash Flows from financing activities:
Sale of Notes, net                                 203,492    466,214       ---
Sale of Nortek Common Stock                         64,190        ---       ---
Increase in borrowings                                 ---        612     9,609
Payment of borrowings and purchase of Notes        (49,199)   (33,966)  (13,598)
Purchase of Nortek Common and Special Common
  Stock                                             (7,668)   (10,177)  (34,822)
Other, net                                           1,385        383       479
                                                   -------   --------   -------
Net cash provided by (used in) financing
  activities                                       212,200    423,066   (38,332)
                                                   -------   --------   -------
Net (decrease) increase in unrestricted cash
  and cash equivalents                             (37,966)    84,800     3,831
Unrestricted cash and cash equivalents at
  the beginning of the year                        125,842     41,042    37,211
                                                   -------   --------   -------
Unrestricted cash and cash equivalents at
  the end of the year                              $87,876   $125,842   $41,042
                                                   =======   ========   =======

The accompanying notes are an integral part of these consolidated financial statements.

Nortek, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Investment
For the Year Ended December 31, 1996
(Dollar Amounts in Thousands)


                                                 Addi-                          Accumulated
                                      Special   tional                             Other
                            Common    Common    Paid-in   Retained   Treasury  Comprehensive Comprehensive
                             Stock     Stock    Capital   Earnings    Stock    Income (Loss) Income (Loss)



Balance, December 31,
1995                        $15,883    $ 774    $134,690  $15,766    $(33,080)     $(2,742)       $  ---
Net earnings                    ---      ---         ---   22,000         ---          ---        22,000
Other comprehensive
 income (loss):
 Translation adjustment         ---      ---         ---      ---         ---          138           138
 Minimum pension
  liability                     ---      ---         ---      ---         ---         (127)         (127)
 Unrealized decline in
  the value of market-
  able securities               ---      ---         ---      ---         ---         (481)         (481)
                                                                                                 -------
Comprehensive income                                                                             $21,530
                                                                                                 =======
27,697 shares of
 special common stock
 converted into 27,697
 shares of common stock          28      (28)        ---      ---         ---          ---
54,461 shares of common
 stock and 37,500
 shares of special
 common stock issued
 upon exercise of stock
 options                         55       38         338      ---         ---          ---
2,293,065 shares of
 treasury stock
 acquired                       ---      ---         ---      ---     (34,457)         ---
                            -------    -----    --------  -------    --------      -------
Balance, December 31,
 1996                       $15,966    $ 784    $135,028  $37,766    $(67,537)     ($3,212)
                            =======    =====    ========  =======    ========      =======

The accompanying notes are an integral part of these consolidated financial statements.

Nortek, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Investment
For the Year Ended December 31, 1997
(Dollar Amounts in Thousands)


                                                 Addi-                          Accumulated
                                      Special   tional                             Other
                             Common   Common    Paid-in   Retained   Treasury  Comprehensive  Comprehensive
                             Stock     Stock    Capital   Earnings    Stock    Income (Loss)  Income (Loss)



Balance, December 31,
1996                        $15,966   $ 784    $135,028   $37,766   $(67,537)     $(3,212)      $  ---
Net earnings                    ---     ---         ---    21,200          ---        ---        21,200
Other comprehensive
 income (loss):
 Translation adjustment         ---     ---         ---       ---          ---     (3,815)       (3,815)
 Minimum pension
  liability                     ---     ---         ---       ---          ---        919           919
 Unrealized appreciation
  in the value of
  marketable securities         ---     ---         ---       ---          ---        781           781
                                                                                                -------
Comprehensive income                                                                            $19,085
                                                                                                =======
22,690 shares of
 special common stock
 converted into 22,690
 shares of common stock          23     (23)        ---       ---         ---         ---
62,519 shares of common
 stock and 5,808
 shares of special
 common stock issued
 upon exercise of stock
 options                         62       6         317       ---          ---        ---
441,246 shares of
 treasury stock
 acquired                       ---     ---         ---       ---     (10,177)        ---
                            -------   -----    --------   -------    --------     -------
Balance, December 31,
 1997                       $16,051   $ 767    $135,345   $58,966    $(77,714)    $(5,327)
                            =======   =====    ========   =======    ========     =======

The accompanying notes are an integral part of these consolidated financial statements.

Nortek, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Investment
For the Year Ended December 31, 1998
(Dollar Amounts in Thousands)

                                                 Addi-                          Accumulated
                                      Special   tional                             Other
                             Common   Common    Paid-in   Retained   Treasury  Comprehensive  Comprehensive
                             Stock     Stock    Capital   Earnings    Stock    Income (Loss)  Income (Loss)



Balance, December 31,
1997                        $16,051   $ 767    $135,345   $58,966   $(77,714)    $ (5,327)      $  ---
Net earnings                    ---     ---         ---    35,000         ---         ---        35,000
Other comprehensive
 income (loss):
 Translation adjustment         ---     ---         ---       ---         ---      (1,436)       (1,436)
 Minimum pension liabil-
  ity net of $2,979 tax
  benefit                                                                          (4,898)       (4,898)
 Unrealized appreciation
  in the value of
  marketable securities         ---     ---         ---       ---         ---          65            65
                                                                                                -------
Comprehensive income                                                                            $28,731
                                                                                                -------
Sale of 2,182,500 shares
  of common stock             2,183     ---      62,007       ---         ---         ---
13,343 shares of
 special common stock
 converted into 13,343
 shares of common stock          13     (13)        ---       ---         ---         ---
180,958 shares of common
 stock and 100,991
 shares of special
 common stock issued
 upon exercise of stock
 options                        181     101       4,274       ---         ---         ---
258,543 shares of
 treasury stock
 acquired                       ---     ---         ---       ---      (7,955)        ---
                            -------   -----    --------   -------    --------    --------
Balance, December 31,
 1998                       $18,428   $ 855    $201,626   $93,966    $(85,669)   $(11,596)
                            =======   =====    ========   =======    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.    Summary of Significant Accounting Policies

The Company is a diversified manufacturer of residential and commercial building products, operating within three principal segments: the Residential Building Products Segment; the Air Conditioning and Heating Products Segment; and the Windows, Doors and Siding Segment. Through these principal segments, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the residential and commercial construction, manufactured housing, and the do-it-yourself and professional remodeling and renovation markets. Effective in 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") and, accordingly, the presentation for all years has been reclassified to conform to the presentation for 1998 (see Note 10).

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Nortek, Inc. and all of its significant wholly-owned subsidiaries (the "Company" or "Nortek") after elimination of intercompany accounts and transactions. Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the presentation at December 31, 1998.

Use of Estimates
----------------

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

Cash, Investments and Marketable Securities
-------------------------------------------

Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less which are readily convertible into cash.

The Company has classified as restricted (in current assets in the accompanying consolidated balance sheet) certain investments and marketable securities that are not fully available for use in its operations. At December 31, 1998, approximately $13,818,000 of cash, investments and marketable securities have been pledged as collateral for insurance and other requirements.

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Disclosures About Fair Value of Financial Instruments
-----------------------------------------------------

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and Cash  Equivalents--
     The carrying amount approximates fair value because of the short maturity of those instruments.

     Investments and Marketable  Securities--
     The fair value of investments and marketable securities are based on quoted market prices. At December 31, 1998, the fair value of investments and marketable securities approximated the amount on the Company's consolidated balance sheet.

     Long-Term  Debt--
     At December 31, 1998, the fair value of long-term indebtedness was approximately $30,000,000 higher than the amount on the Company's consolidated balance sheet, before original issue discount, based on market quotations (see Note 5).

Inventories
-----------

Inventories in the accompanying consolidated balance sheet are valued at the lower of cost or market. At December 31, 1998 and 1997, approximately $91,304,000 and $53,817,000 of total inventories, respectively, were valued on the last-in, first-out method (LIFO). Under the first-in, first-out method
(FIFO) of accounting, such inventories would have been approximately $3,407,000 and $5,041,000 greater at December 31, 1998 and 1997, respectively. All other inventories were valued under the FIFO method.

Sales Recognition
-----------------

The Company recognizes sales upon the shipment of its products net of applicable provisions for discounts and allowances. The Company also provides for its estimate of warranty and bad debts at the time of sale as selling, general and administrative expense.

Foreign Currency Translation
----------------------------

The financial statements of subsidiaries outside the United States are generally measured using the local currency as the functional currency. The Company translates the assets and

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

liabilities of its foreign subsidiaries at the exchange rates in effect at year-end. Net sales and expenses are translated using average exchange rates in effect during the year. Gains and losses from foreign currency translation are credited or charged to accumulated other comprehensive income included in stockholders' investment in the accompanying consolidated balance sheet. Transaction gains or losses are recorded in selling, general and administrative expense and have not been material.

Depreciation and Amortization
-----------------------------

Depreciation and amortization of property and equipment are provided on a straight-line basis over the estimated useful lives, which are generally as follows:

    Buildings and improvements                      10-35 years
    Machinery and equipment, including leases       3-15 years
    Leasehold improvements                          term of lease

Expenditures for maintenance and repairs are expensed when incurred. Expenditures for renewals and betterments are capitalized. When assets are sold, or otherwise disposed, the cost and related accumulated depreciation are eliminated and the resulting gain or loss is recognized.

Intangible Assets and Goodwill
------------------------------

Intangible assets consist principally of patents, trademarks and copyrights and are amortized on a straight-line method over a weighted average estimated useful life of 21 years. Amortization of intangible assets charged to operations amounted to approximately $2,026,000, $648,000 and $511,000 for 1998, 1997 and
1996, respectively. The Company has classified as goodwill the cost in excess of fair value of the net assets (including tax attributes) of companies acquired in purchase transactions. Goodwill is being amortized on a straight-line method over 40 years. Amortization charged to operations amounted to approximately $12,390,000, $5,319,000 and $2,940,000 for 1998, 1997 and 1996, respectively. At each balance sheet date, in accordance with SFAS No. 121, "Accounting for Long Lived Assets and for Long Lived Assets to be Disposed of," the Company evaluates the realizability of intangible assets and goodwill based on expectations of non-discounted future cash flows for each subsidiary having a material amount of intangible assets and goodwill. If the sum of the expected non-discounted future cash flows is less than the carrying amount of intangible assets or goodwill, the Company would recognize an impairment loss. Based

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

on its most recent analysis, the Company believes that no material impairment of intangible assets or goodwill exists at December 31, 1998.

Earnings Per Share
------------------

Basic earnings per share amounts have been computed using the weighted average number of common and common equivalent shares outstanding during each year. Special Common Stock is treated as the equivalent of Common Stock in determining earnings per share results. Diluted earnings per share amounts have been computed using the weighted average number of common and common equivalent shares and the dilutive potential common and special common shares outstanding during each year.

A reconciliation between basic and diluted earnings per share is as follows:

                                     For the years ended December 31,
                                          1998      1997      1996
                                  (In thousands except per share amounts)

Earnings from continuing operations     $34,000   $26,400   $23,700

Basic EPS:
     Basic common shares                 10,923     9,605    10,485
     Basic EPS                            $3.11     $2.75     $2.26

Diluted EPS:
     Basic common shares                 10,923     9,605    10,485
     Plus: Impact of stock options
           (Note 6)                         190       250       156
                                        -------    ------   -------
     Diluted common shares               11,113     9,855    10,641
                                        =======    ======   =======
     Diluted EPS                          $3.06     $2.68     $2.23
                                        =======    ======   =======

Comprehensive Income (Loss)
---------------------------

In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") which requires the display of comprehensive income (loss) and its components in the financial statements. Comprehensive income (loss) includes net earnings and unrealized gains and losses from currency translation, available for sale marketable securities and minimum pension liability adjustments. The components of the Company's comprehensive income (loss) and the effect on earnings, for the three years ended December 31,

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

1998, are detailed in the Company's accompanying Consolidated Statement of Stockholders' Investment.

The balances of each classification within accumulated other comprehensive loss as of December 31, 1998, 1997 and 1996 are as follows:

                                                                       Total
                                          Unrealized    Minimum     Accumulated
                              Foreign       Gains       Pension        Other
                              Currency   (Losses) on   Liability   Comprehensive
                            Translation   Securities  Adjustment       Loss
                                          (Amounts in thousands)

Balance December 31, 1996       $(1,278)     $(891)     $(1,043)      $ (3,212)
Current period change            (3,815)       781          919         (2,115)
                                -------      -----      -------       --------
Balance December 31, 1997        (5,093)      (110)        (124)        (5,327)
Current period change            (1,436)        65       (4,898)        (6,269)
                                -------      -----      -------       --------
Balance December 31, 1998       $(6,529)     $ (45)     $(5,022)      $(11,596)
                                =======      =====      =======       ========


Derivative Instruments and Hedging Activities
---------------------------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

SFAS 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998).

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

The Company is in the process of quantifying the impacts of adopting SFAS 133 on its financial statements and has not determined the timing of or method of adoption of SFAS 133.

2.   Acquisitions and Businesses Sold

Acquisitions are accounted for as purchases and, accordingly, have been included in the Company's consolidated results of operations since the acquisition date. Purchase price allocations are subject to refinement until all pertinent information regarding the acquisitions is obtained.

On October 9, 1998, the Company acquired Napco, Inc. and an affiliate ("Napco"), for approximately $80,800,000 in cash (of which approximately $4,100,000 was paid in 1999), approximately $400,000 of forgiveness of Napco employee loans and the assumption of approximately $10,200,000 of debt. The acquisition was funded through the use of unrestricted cash, cash equivalents and marketable securities.

On July 31, 1998, the Company, through a wholly-owned subsidiary, purchased all of the issued and outstanding capital stock of NuTone, Inc. ("NuTone"), a wholly-owned subsidiary of Williams plc for an aggregate purchase price of approximately $242,500,000 in cash plus approximately $5,500,000 in expenses and fees. In connection with the acquisition, the Company assumed NuTone's operating liabilities (other than intercompany borrowings), including certain liabilities of NuTone concerning post retirement and other benefit obligations. The purchase price was funded through the use of the net proceeds from the sale of $210,000,000 principal amount of 8 7/8% Notes due August 1, 2008 (the "8 7/8% Notes") at a slight discount, which occurred on July 31, 1998, together with approximately $44,800,000 of the cash proceeds received from the Common Stock Offering (See Notes 5 and 6).

Consummation of the acquisition of NuTone was subject to a Federal Trade Commission ("FTC") Order under the terms of which the Company was required to divest prior to December 31, 1998, all of the assets, properties, business and goodwill of its M&S Systems LP ("M&S") subsidiary. On December 30, 1998, the Company sold M&S and Moore-O-Matic, Inc. ("MOM") - after obtaining the required FTC approval.

On August 26, 1997, the Company acquired Ply Gem Industries, Inc. ("Ply Gem") in a tender offer for a cash price of $19.50 per outstanding share of common stock. The aggregate purchase price of approximately $407,400,000 consisted of $322,700,000 of

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

cash paid to purchase the common stock and to settle stock options of Ply Gem, $50,500,000 of cash paid to refinance existing indebtedness of Ply Gem (including the repurchase of $45,000,000 of accounts receivable under Ply Gem's securitization program), $23,500,000 of cash paid to certain officers of Ply Gem in connection with termination agreements and $10,700,000 of cash paid for expenses of the acquisition. Prior to accepting for payment the tendered shares of Ply Gem on August 26, 1997, the Company sold $310,000,000 principal amount of 9 1/8% Senior Notes due September, 2007 (the "9 1/8% Notes") at a slight discount  (see  Note 5).  The  Company  used a portion  of these  net  proceeds, together with available cash, to purchase the shares of Ply Gem, fund an approximate $45,000,000 payment to terminate Ply Gem's existing accounts receivable securitization program and pay certain fees and expenses. The Company accounted for Ply Gem's subsidiary, Studley Products, Inc. ("Studley"), a vacuum bag manufacturer, as an operation held for sale since the date of the Ply Gem acquisition. Studley's net sales and operating loss excluded from the Company's consolidated results of operations from the acquisition date to December 31, 1997 and from the period from January 1, 1998 to the date of sale, May 8, 1998, were approximately $9,400,000 and $2,900,000 respectively, and $7,300,000 and $1,600,000, respectively. Studley's operating losses from the date of acquisition through the date of sale have been excluded from the consolidated continuing operations of the Company and include approximately $100,000 of allocated interest expense. These losses have been funded by the Company and have been accounted for as an adjustment to the net realizable value of Studley. The ultimate disposition of Studley resulted in a decrease in the Company's goodwill of approximately $1,000,000.

Since the acquisition date, the Company has realized, and expects to continue to realize, cost savings as a result of the Ply Gem acquisition. These savings result from several actions, including: (i) the elimination of expenses associated with Ply Gem's New York headquarters; (ii) the consolidation into Nortek of certain of Ply Gem's corporate functions such as accounting, legal and risk management; and (iii) the identification and rationalization of under-performing product lines. Pro Forma earnings (see below) do not include estimated cost savings and operating efficiencies which management expects will result from the acquisition. These unaudited estimated pre-tax cost savings total approximately $18,000,000 for the period January 1, 1997 to the date of acquisition for the year ended December 31, 1997. The actual cost savings achieved since the acquisition of Ply

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Gem are reflected in the Company's historical consolidated operating results for the period from the acquisition date to December 31, 1997 and for the year ended December 31, 1998.

At the date of the NuTone acquisition, the Company achieved cost reductions directly attributable to the acquisition from the elimination of fees and charges paid by NuTone to Williams and related entities. The unaudited Pro Forma operating earnings have been increased for the years ended December 31, 1998 and 1997 by approximately $354,000 and $1,746,000, respectively. Subsequent to the NuTone acquisition, the Company expects to realize approximately $15,000,000 in unaudited estimated annual cost reductions ("NuTone Cost Reductions") that can be achieved as a result of integrating NuTone into the Company's operations. Pro Forma earnings have not been increased for the NuTone Cost Reductions for either 1998 or 1997, except for NuTone Cost Reductions actually achieved since the date of acquisition (see Note 12).

The following presents the approximate unaudited Pro Forma net sales, operating earnings, depreciation and amortization expense (other than amortization of deferred debt expense and debt discount), earnings from continuing operations and diluted earnings per share of the Company for all periods presented and gives pro forma effect to the acquisitions of NuTone and Ply Gem, the sale of the 8 7/8% Notes, the Common Stock Offering, the sale of the 9 1/8% Notes, the extension of credit under the Ply Gem credit facility to refinance certain existing indebtedness and the termination of Ply Gem's accounts receivable securitization program, the sale of 9 1/4% Senior Notes due 2007 (the "9 1/4% Notes"), the refinancing of certain subsidiary indebtedness, and reflects the estimated cost reductions directly attributable to the NuTone acquisition as described above as if such transactions and adjustments had occurred on January 1, 1997. The Pro Forma results below include the actual results of Ply Gem and NuTone since August 26, 1997 and July 31, 1998, respectively, in accordance with the purchase method of accounting for an acquisition.

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

The following Pro Forma results do not give pro forma effect to the dispositions of businesses that occurred in 1998 or the acquisition of Napco.

                                       For the Years Ended December 31,
                                  ----------------------------------------
                                              1998          1997
                                   (In thousands except per share amounts)
                                               (unaudited)
Pro Forma
Net sales                                 $1,849,000     $1,849,100
Depreciation and amortization expense         47,400         47,000
Operating earnings                           142,500        104,500
Earnings from continuing operations           31,400          5,000
Diluted earnings per share from
  continuing operations                   $     2.63     $      .42

In computing the pro forma earnings, earnings have been reduced by the net interest income on the aggregate cash portion of the purchase price of the acquisitions at the historical rate earned by the Company and interest expense on indebtedness incurred in connection with the acquisitions, and the refinancing and repayment of certain indebtedness of Ply Gem. Earnings have been reduced by amortization of goodwill and intangible assets and reflect net adjustments to depreciation expense as a result of an increase in the estimated fair market value of property and equipment and changes in depreciable lives. Interest expense on the subsidiary indebtedness refinanced with funds from the 9 1/4% Notes was excluded at an average interest rate consistent with the indebtedness outstanding which was refinanced, net of the tax effect. Interest expense was included on the 9 1/4% Notes, the 9 1/8 % Notes, and the 8 7/8 % Notes at the applicable coupon rate plus amortization of deferred debt expense and debt discount, net of tax effect.

The pro forma information presented does not purport to be indicative of the results which would have been reported if these transactions had occurred on January 1, 1997, or which may be reported in the future.

On December 30, 1998, the Company sold M&S and MOM for approximately $27,500,000 in cash and recorded a pre-tax gain of approximately $4,000,000. For the years ended December 31, 1998 and 1997, combined net sales, operating earnings and earnings from continuing operations before provision for income taxes of M&S and MOM were approximately $42,100,000, $3,600,000 and $3,600,000, and $37,300,000,
$3,400,000 and $3,400,000, respectively.

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

During 1998, the Company made several dispositions of certain non-strategic businesses acquired in connection with the acquisition of Ply Gem. As discussed above, on May 8, 1998, the Company sold Studley. On May 22, 1998, the Company sold Sagebrush Sales, Inc. ("Sagebrush") for approximately $9,100,000 in cash. Sagebrush had unaudited net sales, operating earnings and earnings from continuing operations before provision for income taxes of approximately $47,600,000, $400,000 and $400,000, respectively, for the full year ended December 31, 1997 and net sales, operating earnings and earnings from continuing operations before provision for income taxes of approximately $19,100,000, $200,000 and $200,000, respectively, for the five months ended May 22, 1998. On July 2, 1998, the Company sold Goldenberg Group, Inc. ("Goldenberg") for approximately $11,100,000 including approximately $2,000,000 in notes. Goldenberg had unaudited net sales, operating earnings and earnings from continuing operations before provision for income taxes of approximately $41,300,000, $500,000 and $500,000, respectively, for the full year ended December 31, 1997 and net sales, operating earnings and earnings from continuing operations before provision for income taxes of approximately $21,500,000, $500,000 and $500,000, respectively, for the six months ended July 2, 1998. On July 31, 1998, the Company sold another Ply Gem business, Ply Gem Manufacturing, which had unaudited net sales, operating earnings and earnings from continuing operations before provision for income taxes of approximately $48,300,000, $2,500,000 and $2,500,000, respectively, for the full year ended December 31, 1997 and net sales, operating earnings and earnings from continuing operations before provision for income taxes of approximately $23,300,000, $700,000 and $700,000, respectively, for the seven months ended July 31, 1998. On December 10, 1998, the Company sold Allied Plywood Corporation ("Allied") for approximately $16,500,000 in cash and approximately $7,000,000 in notes. Allied had unaudited net sales, operating earnings and earnings from continuing operations before provision for income taxes of approximately $84,400,000, $400,000 and $400,000, respectively, for the full year ended December 31, 1997 and net sales, operating earnings and earnings from continuing operations before provision for income taxes of approximately $80,300,000, $800,000 and $800,000, respectively for the eleven months ended November, 1998. The operating results of Sagebrush, Goldenberg, Ply Gem Manufacturing and Allied, are included in the Company's 1997 and 1998 consolidated results from the date of the Ply Gem acquisition, August 26, 1997, to the date of sale. The disposition of these four businesses did not result in any significant gains or losses. Approximately $27,700,000 of the proceeds from the sale of these four businesses was used to pay down debt. The remaining proceeds (including the proceeds from

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

the  sale  of  the  plumbing  products  business,   Studley,  M&S  and  MOM)  of
approximately $84,000,000 were used for general corporate purposes (see Note 9).

3.    Cash Flows

Interest paid was  $78,988,000,  $35,921,000  and $30,568,000 in 1998, 1997 and
1996, respectively.

Fair value of assets acquired was $436,074,000 and $672,311,000 in 1998 and 1997, respectively. Liabilities assumed or created of businesses acquired was $111,372,000 and $264,892,000 in 1998 and 1997, respectively. Cash paid for acquisitions was $324,702,000 and $407,419,000 in 1998 and 1997, respectively.

Significant non-cash financing and investing activities excluded from the accompanying consolidated statement of cash flows include capitalized lease additions of approximately $565,000 in 1998 and $500,000 in 1996 and an increase of approximately $65,000, an increase of approximately $781,000 and a decline of approximately $481,000 in the fair market value of marketable securities available for sale for 1998, 1997 and 1996, respectively.

4.   Income Taxes

The following is a summary of the components of earnings from continuing operations before provision for income taxes:

                                  For the Years Ended December 31,
                                  1998          1997        1996
                                      (Amounts in thousands)

Domestic                        $54,600       $37,000     $35,100
Foreign                           6,700         5,700       3,500
                                -------       -------     -------
                                $61,300       $42,700     $38,600
                                =======       =======     =======

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

The following is a summary of the provision (benefit) for income taxes from continuing operations included in the accompanying consolidated statement of operations:

                                 For the Years Ended December 31,
                                  1998          1997        1996
                                     (Amounts in thousands)
Federal income taxes--
     Current                    $ 6,900       $ 9,000     $15,050
     Deferred                    15,100         4,000      (3,000)
                                -------       -------     -------
                                 22,000        13,000      12,050
Foreign                           2,000         1,000       1,300
State                             3,300         2,300       1,550
                                -------       -------     -------
                                $27,300       $16,300     $14,900
                                =======       =======     =======

Income tax payments, net of refunds, were approximately $4,568,000, $7,977,000 and $18,611,000 in 1998, 1997 and 1996, respectively. The current provision does not reflect tax benefits of approximately $2,000,000 for the exercise of non-qualified stock options. These benefits have been recorded as an increase in additional paid-in capital.

The table that  follows  reconciles  the  federal  statutory  income tax rate of
continuing   operations   to  the   effective  tax  rate  of  such  earnings  of
approximately 44.5%, 38.2% and 38.6% in 1998, 1997 and 1996, respectively.

                                     For the Years Ended December 31,
                                        1998       1997      1996
                                          (Amounts in thousands)
Income tax provision from
  continuing operations at
  the federal statutory rate          $21,455    $14,945    $13,510

Net change from statutory rate:
Amortization not deductible
  for income tax purposes               4,200      1,827      1,040
State income taxes, net of
  federal tax effect                    2,145      1,520      1,008
Change in tax reserves, net              (713)    (1,540)      (481)
Product development income tax
  credit from foreign operations         (309)      (264)      (478)
Effect of change in foreign tax
  law                                     ---       (766)       ---
Other, net                                522        578        301
                                      -------    -------    -------
                                      $27,300    $16,300    $14,900
                                      =======    =======    =======

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

The tax effect of temporary differences which give rise to significant portions of deferred income tax assets and liabilities as of December 31, 1998 and December 31, 1997 are as follows:

                                                           December 31,
                                                         1998        1997
                                                      (Amounts in thousands)
Prepaid Income Tax Assets (classified current)
  Arising From:
    Accounts receivable                                  $  135    $  4,038
    Inventory                                             3,884       7,201
    Insurance reserves                                   11,698       9,624
    Warranty accrual                                     10,511       6,273
    Net operating losses of Ply Gem                         ---       6,000
    Other reserves and assets, net                       27,935      13,664
                                                       --------    --------
                                                       $ 54,163    $ 46,800
                                                       ========    ========

Deferred Income Tax Assets (Liabilities)
(classified non-current)
  Arising From:
    Property and equipment, net                        $(40,767)   $(30,032)
    Intangible assets, net                              (21,997)      4,580
    Capital loss carryforward                             6,326       7,771
    Net operating losses of Ply Gem                      21,457      21,580
    Valuation allowances                                 (6,326)     (7,771)
    Other reserves and assets, net                       15,267      13,894
                                                       --------    --------
                                                       $(26,040)   $ 10,022
                                                       ========    ========

At December 31, 1998, the Company has approximately $27,300,000 of net U.S. federal prepaid income tax assets which are expected to be realized through future operating earnings. At December 31, 1998, the Company's wholly owned subsidiary, Ply Gem, has a net operating loss carry-forward of approximately $61,300,000 that expires in 2011 and is subject to certain limitations imposed by the Internal Revenue Code. These losses may only be utilized against future income of the Ply Gem Group and the utilization of these losses is limited to approximately $17,500,000 per year. The Company has established valuation allowances related to certain capital losses. Of the total valuation allowance, approximately $2,200,000 will reduce goodwill if the tax benefit is ultimately realized.

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

5.    Notes, Mortgage Notes and Obligations Payable

Short-term bank obligations at December 31, 1998 and 1997 consist of the following:

                                                     December 31,
                                                   1998       1997
                                               (Amounts in thousands)
Secured lines of credit and bank advances
  of the Company's European subsidiaries        $10,589     $11,318
Other obligations                                   373         452
                                                -------     -------
Short-term bank obligations                     $10,962     $11,770
                                                =======     =======

These short term bank obligations are secured by approximately $29,500,000 of accounts receivable and inventory. These borrowings have an average weighted interest rate of approximately 4.3% at December 31, 1998.

Notes, mortgage notes and obligations payable in the accompanying consolidated balance sheet at December 31, 1998 and 1997 consist of the following:

                                                    December 31,
                                                  1998       1997
                                              (Amounts in thousands)
8 7/8% Senior Notes due 2008, net of
  unamortized original issue discount
  of $735,000                                  $  209,265  $    ---
9 1/4% Senior Notes due 2007, net of
  unamortized original issue discount
  of $892,000 and $961,000                        174,108   174,039
9 1/8% Senior Notes due 2007, net of
  unamortized original issue discount
  of $2,286,000 and $2,451,000                    307,714   307,549
9 7/8% Senior Subordinated Notes due
  2004 ("9 7/8% Notes"), net of
  unamortized original issue
  discount of $1,035,000 and $1,259,000           203,787   217,241
Ply Gem term loan                                  78,440   103,940
Mortgage notes payable                             22,184    16,882
Other                                              18,391    22,158
                                               ----------  --------
                                               $1,013,889  $841,809
Less amounts included in current
  liabilities                                       6,776     5,969
                                               ----------  --------
                                               $1,007,113  $835,840
                                               ==========  ========

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

On July 31, 1998, the Company sold $210,000,000 of its 8 7/8% Notes at a discount of approximately $753,900, which is being amortized over the life of the issue. Net proceeds from the sale of the 8 7/8% Notes, after deducting underwriting commissions and expenses, amounted to approximately $203,492,000. The Company used a portion of these net proceeds, together with approximately $44,800,000 of the cash proceeds received from the Common Stock Offering, to purchase NuTone (See Notes 2 and 6).

The indenture governing the 8 7/8% Notes, the Company's most restrictive indenture, restricts, among other things, the payment of cash dividends, repurchase of the Company's capital stock and the making of certain other restricted payments, the incurrence of additional indebtedness, the making of certain investments, mergers, consolidations and sale of assets (all as defined in the indenture). Upon certain asset sales (as defined in the indenture), the Company will be required to offer to purchase, at 100% principal amount plus accrued interest to the date of purchase, 8 7/8% Notes in a principal amount equal to any net cash proceeds (as defined in the indenture) that are not invested in properties and assets used primarily in the same or related business to those owned and operated by the Company at the issue date of the 8 7/8% Notes or at the date of such asset sale and such net cash proceeds were not applied to permanently reduce Senior Indebtedness (as defined in the indenture). The 8 7/8% Notes are redeemable at the option of the Company, in whole or in part, at any time and from time to time, at 104.438% on August 1, 2003, declining to 100% on August 1, 2006 and thereafter. At March 5, 1999 approximately $60,800,000 was available for the payment of cash dividends or stock payments under the terms of the Company's indenture governing the 8 7/8% Notes. (See Note 6.)

The Company's Ply Gem subsidiary has a credit facility with a syndicate of banks, which provides Ply Gem with a term loan and a letter of credit facility. Interest on borrowings is at varying rates based, at Ply Gem's option, on (a) the London Interbank Offered Rate (LIBOR) plus a spread or (b) the higher of (i)
 .5% above the federal funds rate or (ii) the bank's prime rate. Ply Gem pays a facility fee quarterly which fluctuates between .20% and .30% of the aggregate principal amount available under the facility. The average weighted interest rate on the credit facility for the year ended December 31, 1998 was 6.7%. The credit facility includes customary covenants, including covenants limiting Ply Gem's ability to pledge assets or incur liens on assets and maintain certain financial covenants. Borrowings under this credit facility are collateralized by the common stock, inventory and accounts receivable of Ply Gem's principal subsidiaries.

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Ply Gem has $35,000,000 of interest rate swap agreements that terminate on December 3, 1999, whereby Ply Gem will pay the counterparties interest at a fixed rate of 5.525% and the counterparties will pay Ply Gem interest at a floating rate equal to the one month LIBOR interest rate. Ply Gem also has $40,000,000 of interest rate swaps that terminate on December 3,2003, whereby Ply Gem will pay the counterparties interest at a fixed rate of 5.76% and the counterparties will pay Ply Gem interest at a floating rate equal to the one month LIBOR interest rate. Amounts to be paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the swap agreements as an adjustment to interest expense. The Company's Ply Gem subsidiary also has $75,000,000 of interest rate cap agreements which entitles Ply Gem to receive from the counterparties on a monthly basis an amount by which the LIBOR interest rate on $75,000,000 of its floating rate debt exceeds 7% during the period December 5, 1998 to December 5, 1999. The cost of interest rate cap agreements are amortized to interest expense over the life of the cap. Payments received as a result of the cap agreements reduce interest expense. The unamortized costs of the cap agreements are included in other current assets in the Company's accompanying consolidated balance sheet. The impact of these arrangements has not been material to the Company's consolidated operating results.

Mortgage notes payable of approximately $22,184,000 outstanding at December 31, 1998 include various mortgage notes and other related indebtedness payable in installments through 2014. These notes bear interest at rates ranging from 2.0% to 9.3% and are collateralized by property and equipment with an aggregate net book value of approximately $32,100,000 at December 31, 1998.

Other obligations of approximately $18,391,000 outstanding at December 31, 1998 include borrowings relating to equipment purchases and other borrowings bearing interest at rates primarily ranging between 3.5% to 15.0% and maturing at various dates through 2017. Approximately $15,338,000 of such indebtedness is collateralized by property and equipment with an aggregate net book value of approximately $20,400,000 at December 31, 1998.

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

The table that follows is a summary of maturities of all of the Company's debt obligations, excluding unamortized debt discount, due after December 31, 1999:

                             (Amounts in thousands)

                         2000                      $ 4,887
                         2001                        3,652
                         2002                       82,108
                         2003                        1,616
                         Thereafter                919,798

6. Common Stock, Special Common Stock, Stock Options and Deferred Compensation

In the first half of 1998 the Company sold 2,182,500 shares of its Common Stock in a public offering for approximately $64,190,000 in net cash proceeds (the "Common Stock Offering"), after deducting underwriting commission and offering expense, and credited $2,182,500 to Common Stock and $62,005,000 to additional paid in Capital. A portion of the net proceeds were used to acquire NuTone (See
Note 2).

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

The Company has a shareholder rights plan which expires March 31, 2006. Each shareholder right entitles shareholders to buy 1/100 of a share of a new series of preference stock of Nortek at an exercise price of $72 per share, subject to adjustments for stock dividends, splits and similar events.

The rights, that are not currently exercisable, are attached to each share of Common Stock and may be redeemed by the Directors at $.01 per share at any time. After a shareholder acquires beneficial ownership of 17% or more of the Company's Common Stock and Special Common Stock, the rights will trade separately and become exercisable entitling a rights holder to acquire additional shares of the Company's Common Stock having a market value equal to twice the amount of the exercise price of the right. In addition, after a person or group ("Acquiring Company") commences a tender offer or announces an intention to acquire 30% or more of the Company's Common Stock and Special Common Stock, the rights will trade separately and, under certain circumstances will permit each rights

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

holder to acquire common stock of the Acquiring Company, having a market value equal to twice the amount of the exercise price of the right.

At December 31, 1998, a total of 1,914,857 shares of Common Stock were reserved as follows:

            Stock option plans                           1,160,913
            Conversion of Special Common Stock             753,944
                                                         ---------
                                                         1,914,857
                                                         =========

At December 31, 1998, 1,120,516 shares of Special Common Stock were reserved for stock option plans.

The Company has several stock option plans which provide for the granting of options to certain officers, employees and non-employee directors of the Company. Options granted under the plans vest over periods ranging up to five years and expire ten years from the date of grant. At December 31, 1998, 153,767 additional options are available for grant under these plans.

At December 31, 1998, 1997 and 1996, approximately 652,702, 709,762 and 353,800, respectively, of options to acquire shares of Common and Special Common stock were exercisable.

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

The table that follows summarizes the Common and Special Common Stock option transactions for the three years ended December 31, 1998:

                                                                  Weighted
                                                                  Average
                                     Number      Option Price     Exercise
                                    of Shares      Per Share       Price
         Options outstanding at
          December 31, 1995          451,500    $  2.25-$15.69     $ 7.36
          Granted                    275,000             14.75      14.75
          Exercised                  (95,200)       2.25-7.938       5.07
          Canceled                    (2,500)             8.75       8.75
                                   ---------    --------------     ------
         Options outstanding at
          December 31, 1996          628,800    $ 2.875-$15.69     $10.93
          Granted                    435,600       19.50-27.00      22.98
          Exercised                  (71,953)      2.875-15.69       6.66
          Canceled                    (6,667)            22.69      22.69
                                   ---------    --------------     ------
         Options outstanding at
          December 31, 1997          985,780    $ 2.875-$27.00     $16.48
          Granted                    382,300     22.938-31.875      23.23
          Exercised                 (350,934)     2.875-22.690      10.63
          Canceled                   (10,000)            22.69      22.69
                                   ---------    --------------     ------
         Options outstanding at
          December 31, 1998        1,007,146    $2.875-$31.875     $21.03
                                   =========    ==============     ======


13,250 of the 1,007,146 options outstanding at December 31, 1998 have an exercise price of $2.875, with a weighted average contractual life of 2 years. All of these options are exercisable. 27,147 options have an exercise price of $8.75 and a weighted average remaining contractual life of 5 years. All of these options are exercisable. 173,849 options, all of which are exercisable, have an exercise price of $14.750 and a remaining contractual life of 8 years. 778,600 options, 433,898 of which are exercisable, have exercise prices between $19.50 and $27.00 with a weighted average exercise price of $22.98 and a remaining contractual life of 9.47 years. The remaining 14,300 options, 4,558 of which are exercisable, have exercise prices between $30.375 and $31.875, with a weighted average exercise price of $30.70 and a remaining contractual life of 10 years.

The Company accounts for stock option plans under APB Opinion No. 25, under which no compensation cost has been recognized since options are granted with exercise prices equal to the fair market value of the Common Stock at the date of grant. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's earnings from continuing operations and diluted earnings per share from continuing operations would have been approximately $31,700,000 and $2.86 for 1998, approximately $24,100,000 and $2.45

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

for 1997 and approximately $23,300,000 and $2.19 for 1996, respectively, and net earnings and diluted net earnings per share would have been approximately $32,700,000 and $2.95 for 1998, approximately $19,000,000 and $1.92 for 1997 and approximately $21,600,000 and $2.03 for 1996, respectively.

The weighted average grant date fair value of options granted was $9.40, $9.82 and $6.15 in 1998, 1997 and 1996, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used:

                                        1998             1997           1996

        Risk-free interest rate       Between          Between
                                  4.50% and 5.66%  5.75% and 6.73%       7%

        Expected life                 5 years          5 years        5 years

        Expected volatility             37%              37%            33%

        Expected dividend yield          0%               0%             0%

The Company's Board of Directors has authorized a program to purchase up to 500,000 shares of the Company's Common and Special common Stock in open market or negotiated transactions, subject to market conditions, cash availability and provisions of the Company's outstanding debt instruments. As of March 5, 1999, the Company had purchased approximately 460,000 shares of its Common and Special Common Stock for approximately $13,000,000 under this program and accounted for such share purchases as treasury stock.

7. Pension, Profit Sharing and other Post Retirement Benefits

The Company and its subsidiaries have various pension, supplemental retirement plans for certain officers, profit sharing and other post retirement benefit plans requiring contributions to qualified trusts and union administered funds. During 1998, the Company assumed certain liabilities of NuTone concerning pension obligations and post retirement obligations that provide certain retirement, medical and life insurance benefits to eligible retired employees and certain active employees. The information presented in the tables that follow has been presented in accordance with SFAS No. 132, "Employer's Disclosures About Pension and Other Postretirement Benefits," and revises the Company's disclosures but does not change the measurement of recognition of pension benefits.

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Pension and profit sharing expense charged to operations aggregated approximately $9,800,000 in 1998, approximately $6,624,000 in 1997 and approximately $4,310,000 in 1996. The Company's policy is to fund currently the actuarially determined annual contribution.

The table that follows provides a reconciliation of benefit obligations, plan assets and funded status of the plans in the Company's consolidated balance sheet at December 31, 1998 and 1997:

                                                                    Non-pension
                                                                        Post
                                                                     Retirement
                                                                       Health
                                                   Pension Benefits   Benefits
                                                   1998      1997       1998
                                                        (Amounts in thousands)
 Change in benefit obligation:
   Benefit obligation at October 1,             $ 56,884   $52,592   $    ---
   Service cost                                    2,329       597        155
   Interest cost                                   5,594     2,979        800
   Amendments                                        851     1,454        ---
   Actuarial (gain) loss                          12,421     1,627       (384)
   Obligations from an acquisition                81,822       ---     29,022
   Benefits and expenses paid                     (5,051)   (2,365)       (32)
                                                --------   -------   --------
   Benefit obligation at September 30,          $154,850   $56,884   $ 29,561
                                                ========   =======   ========

 Change in plan assets:
   Fair value of plan assets at October 1,      $ 56,842   $48,651   $    ---
   Actual return on plan assets                   (2,980)   10,059        ---
   Plan assets from an acquisition                63,118       ---        ---
   Employer contribution                           2,407       497         32
   Benefits and expenses paid                     (5,051)   (2,365)       (32)
                                                --------   -------   --------
   Fair value of plan assets at September 30,   $114,336   $56,842   $    ---
                                                ========   =======   ========

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

                                                                    Non-pension
                                                                        Post
                                                                     Retirement
                                                                       Health
                                                  Pension Benefits    Benefits
                                                  1998       1997       1998
                                                      (Amounts in thousands)
 Funded status and statement of financial position:
   Fair value of plan assets at September 30,   $114,336   $ 56,842   $    ---
   Benefit obligation at September 30,          (154,850)   (56,884)   (29,561)
                                                --------   --------   --------
   Funded status                                 (40,514)       (42)   (29,561)
   Amount contributed during fourth quarter          335        203        339
   Unrecognized actuarial loss (gain)             15,896     (5,113)      (384)
   Unrecognized prior service cost                 7,224      7,154        ---
                                                --------   --------   --------
   Prepaid (accrued) benefit cost               $(17,059)   $ 2,202   $(29,606)
                                                ========   ========   ========
   Amount recognized in the statement of
     financial position consists of:
   (a) Prepaid benefit cost                     $  6,130    $ 5,567   $    ---
   (b) Accrued benefit liability                 (38,111)    (8,369)   (29,606)
   (c) Intangible asset                            6,907      4,708        ---
   (d) Accumulated other comprehensive loss        8,015        296        ---
                                                --------   --------   --------
   Net prepaid (accrued) benefit cost           $(17,059)   $ 2,202   $(29,606)
                                                ========   ========   ========


The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $109,588,000, $102,880,000 and $66,365,000,
respectively,  as  of  December  31,  1998  and  $19,948,000,   $16,286,000  and
$8,170,000, respectively as of December 31, 1997.

Plan assets include commingled funds, marketable securities, insurance contracts and cash and short-term investments. The weighted average rate assumptions used in determining pension costs and the projected benefit obligation are as follows:

                                                 Years ended December 31,
                                                 1998      1997      1996
        Discount rate                            6.75%     7.50%     7.50%
        Expected return on plan assets           8.50      8.50      8.50
        Rate of compensation increase            5.00      5.00      5.00


Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

The Company's net periodic benefit cost for its defined benefit plans for 1998, 1997 and 1996 consists of the following components:

                                                Years ended December 31,
                                                1998      1997      1996
                                                 (Amounts in thousands)

        Service cost                           $2,329    $  597    $  358
        Interest cost                           5,594     2,979     2,226
        Expected return on plan assets         (5,135)   (2,819)   (3,944)
        Amortization of prior service cost        217       636     2,218
        Recognized actuarial loss                 311        93       ---
                                               ------    ------    ------
        Net periodic benefit cost              $3,316    $1,486    $  858
                                               ======    ======    ======

For purposes of calculating the post retirement benefit cost, a medical inflation rate of 6.75% was assumed for 1998. The rate was assumed to decrease gradually to an ultimate rate of 4.25% by 2003. The net periodic post retirement benefit cost of approximately $955,000 for the year ended December 31, 1998 consisted of approximately $155,000 of service cost and approximately $800,000 of interest cost.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rate would have the following effect:

                                       Decrease Trend 1%   Increase Trend 1%
                                               (Amounts in thousands)
      Effect on the total service
        and interest cost components        $   (47)             $   57
      Effect on the post retirement
        benefit obligation                  $(3,101)             $3,719

8. Commitments and Contingencies

The Company provides accruals for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.

Nortek,  Inc.  and  Subsidiaries
Notes  to  Consolidated  Financial  Statements
(Continued)

At December 31, 1998, the Company and its subsidiaries are obligated under lease agreements for the rental of certain real estate and machinery and equipment used in its operations. Minimum annual rental expense aggregates approximately $76,675,000 at December 31, 1998. The obligations are payable as follows:

         1999                                $13,265,000
         2000                                  9,276,000
         2001                                  6,671,000
         2002                                  5,043,000
         2003                                  4,532,000
         Thereafter                           37,888,000

Certain of these lease agreements provide for increased payments based on changes in the consumer price index. Rental expense charged to operations in the accompanying consolidated statement of operations was approximately $15,000,000, $8,700,000 and $6,725,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Under certain of these lease agreements, the Company and its subsidiaries are also obligated to pay insurance and taxes.

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

A subsidiary of the Company is a defendant in a number of lawsuits alleging damage caused by alleged defects in certain pressure treated wood products. Many of the suits have been resolved by dismissal or settlement with amounts being paid out of insurance proceeds or other third party recoveries. The subsidiary continues to vigorously defend the remaining suits. Certain defense and indemnity costs are being paid out of insurance proceeds and proceeds from a settlement with suppliers of material used in the production of the treated wood products.

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

The subsidiary has engaged in coverage litigation with certain insurers and has settled coverage claims with several of the insurers. The Company believes that the remaining coverage disputes will be resolved on a satisfactory basis and additional coverage will be available. In reaching this belief, the Company analyzed insurance coverage and the status of the coverage litigation, considered the history of settlements with primary and excess insurers and consulted with counsel.

The Company has recorded liabilities of approximately $10,168,000 at December 31, 1998 for the estimated costs to resolve these outstanding matters. The
Company has also recorded receivables at December 31, 1998 of approximately $8,378,000 for the estimated recoveries which are deemed probable of collection related to insurance litigation matters discussed above.

While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, the Company believes that the aggregate amount of such liabilities, if any, in excess of amounts provided, will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

9. Discontinued Operations

In the fourth quarter of 1997, the Company adopted a plan of disposition for its plumbing products business which was sold on July 10, 1998 for approximately $33,700,000 in cash. The following is a summary of the results of discontinued operations for the three years ended December 31, 1998:

                                                  Years Ended December 31,
                                                 1998       1997       1996
                                                   (Amounts in thousands)

    Net sales                                   $50,110   $104,467   $128,241
                                                =======   ========   ========

    Loss before income taxes                    $(3,800)  $ (5,700)  $ (2,600)
    Income tax benefit                            5,000      2,100        900
                                                -------   --------   --------
    Earnings (loss) from discontinued
      operations                                  1,200     (3,600)    (1,700)
    Reserve for future operating expenses,
      net of income tax benefit of
      $900,000                                      ---     (1,600)       ---
                                                -------   --------   --------
    Earnings (loss) from discontinued
      operations                                $ 1,200   $ (5,200)  $ (1,700)
                                                =======   ========   ========


Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Loss from discontinued operations before income taxes includes an allocation of corporate interest expense of approximately $1,000,000, $1,900,000 and
$1,700,000  in  1998,  1997  and  1996,  respectively.  Corporate  interest  was allocated to discontinued operations based on the ratio of net assets of the discontinued operation to the sum of the total consolidated net assets of the Company plus consolidated debt of the Company other than debt of the discontinued operation assumed by the buyer and debt that is directly attributed to other operations of the Company.

The income tax benefit in 1998 includes approximately $800,000 recorded as a result of the realization of a portion of the tax capital loss arising from the sale of the Plumbing Products business.

10. Operating Segment Information and Concentration of Credit Risk

Effective in 1998, the Company adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." This statement introduced a new model for segment reporting, called the "management approach". The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. The presentation for 1997 and 1996 has been reclassified to conform to the presentation in 1998.

The Company is a diversified manufacturer of residential and commercial building products, which is organized within three principal operating segments: the Residential Building Products Segment; the Air Conditioning and Heating Products Segment; and the Windows, Doors and Siding Segment. Individual subsidiary companies are included in each of the Company's three principal operating segments based on the similarity of products, production processes, customers and expected long-term financial performance to other subsidiary companies included in the particular operating segment. Each of the three operating segments is a reportable segment under the provisions of SFAS 131. Other includes corporate related items, results of insignificant operations, intersegment eliminations and certain income and expense items not allocated to reportable segments. The operating results labeled Businesses Sold consists of entities sold during 1998 that were previously included in the Company's former Specialty Products and Distribution Group as well as other businesses sold during 1998.

The Residential Building Products Segment manufactures and distributes built-in products primarily for the residential new construction, do-it-yourself (DIY) and professional remodeling and renovation markets including kitchen range hoods, bath fans, combination units (fan, heater and light combinations). The Air Conditioning and Heating Products Segment manufactures and sells heating, ventilating and air

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

conditioning ("HVAC") systems for custom-designed commercial applications and for manufactured and site-built residential housing. The Windows, Doors and Siding Segment manufactures and distributes vinyl and wood windows, doors, vinyl siding, aluminum trim coil, soffit, skirting and shutters for use in the residential construction, DIY and professional renovation markets.

The Windows, Doors and Siding Segment was purchased in connection with the acquisition of Ply Gem on August 26, 1997 and, accordingly, information presented below excludes results of operations for this Segment for periods prior to the acquisition date.

The accounting  policies of the segments are the same as those described in Note
1. Summary of Significant Accounting Policies. The Company evaluates segment performance based on operating earnings before allocations of corporate overhead costs. Intersegment net sales are not material for any of the periods presented.

Intersegment eliminations were not material for any of the periods presented. The income statement impact of all purchase accounting adjustments, including goodwill and intangible assets amortization, is included in the operating earnings of the applicable operating segment; however, the corresponding purchase accounting balance sheet adjustments related to goodwill and intangible assets are not allocated to the individual operating segments. Unallocated assets consist primarily of cash and cash equivalents, marketable securities, net assets of discontinued operations (in 1997 and 1996), prepaid and deferred income taxes, goodwill, intangible assets and deferred debt expense.

The tables that follow exclude the results of operations for the plumbing products business which was sold in 1998 and has been accounted for as a discontinued operation.

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Summarized financial information for the Company's reportable segments is presented in the tables that follow for each of the three years in the period ended December 31, 1998.

                                                  Years ended December 31,
                                               1998        1997        1996
                                                   (Amounts in thousands)
      Net Sales:
      Residential Building Products         $  475,029   $  381,750  $368,660
      Air Conditioning and Heating
       Products                                465,164      419,368   423,112
      Windows, Doors and Siding                536,781      189,027       ---
      Other                                     69,322       21,322       ---
                                            ----------   ----------  --------
                                             1,546,296    1,011,467   791,772
      Businesses sold                          192,047      122,662    49,785
                                            ----------   ----------  --------
        Consolidated net sales              $1,738,343   $1,134,129  $841,557
                                            ==========   ==========  ========

      Operating Earnings (Loss):
      Residential Building Products           $ 53,674      $40,287   $31,232
      Air Conditioning and Heating
       Products                                 55,729       41,267    38,531
      Windows, Doors and Siding                 31,492        8,991       ---
      Other, net                               (14,157)     (14,428)  (14,674)
                                            ----------    ---------  --------
                                               126,738       76,117    55,089
      Businesses sold                            6,390        6,864     5,862
                                            ----------    ---------  --------
        Consolidated operating earnings        133,128       82,981    60,951
                                            ==========    =========  ========
      Unallocated:
      Gain on Businesses sold                    4,000          ---       ---
      Interest expense                         (86,298)     (50,210)  (28,400)
      Investment income                         10,470        9,929     6,049
                                            ----------    ---------  --------
      Earnings from continuing
       operations before provision
       for income taxes                        $61,300      $42,700   $38,600
                                            ==========    =========  ========

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

                                                      December 31,
                                              1998         1997       1996
                                                 (Amounts in thousands)
     Segment Assets:
     Residential Building Products          $252,533     $172,686   $182,783
     Air Conditioning and Heating
      Products                               164,710      132,772    126,904
     Windows, Doors and Siding               242,014      203,902        ---
     Other                                    17,029       27,546      4,186
                                          ----------   ----------   --------
                                             676,286      536,906    313,873
     Businesses sold                             ---       86,205     20,993
                                          ----------   ----------   --------
       Total Segment Assets                  676,286      623,111    334,866
     Unallocated:
     Cash, cash equivalents and
       marketable securities                 223,451      168,178     97,774
     Goodwill and intangible assets          672,264      386,984     94,942
     Prepaid and deferred income taxes        54,163       56,822     20,000
     Other assets                             63,829       69,451     42,651
                                          ----------   ----------   --------
       Consolidated assets                $1,689,993   $1,304,546   $590,233
                                          ==========   ==========   ========


                                                Years ended December 31,
                                              1998         1997       1996
                                                 (Amounts in thousands)
     Depreciation and Amortization:
     Residential Building Products           $14,641      $10,980    $11,189
     Air Conditioning and Heating
      Products                                 8,920        8,412      7,452
     Windows, Doors and Siding                15,614        5,414        ---
     Other                                     1,222          525        322
                                             -------      -------    -------
                                              40,397       25,331     18,963
     Businesses sold                           1,687        1,365        868
                                             -------      -------    -------
     Consolidated depreciation and
       amortization                          $42,084      $26,696    $19,831
                                             =======      =======    =======
     Capital Expenditures:
     Residential Building Products           $ 8,638       $6,361     $7,732
     Air Conditioning and Heating
      Products                                20,665       10,724      9,986
     Windows, Doors and Siding                 9,809        3,244        ---
     Other                                       536          314        127
                                             -------      -------    -------
                                              39,648       20,643     17,845
     Businesses sold                           1,215        1,821      1,422
                                             -------      -------    -------
     Consolidated capital
       expenditures                          $40,863      $22,464    $19,267
                                             =======      =======    =======


Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Foreign net sales were approximately 8%, 11% and 15% of consolidated net sales for the years ended December 31, 1998, 1997 and 1996, respectively. Foreign long-lived assets were approximately 6%, 9% and 31% of consolidated long-lived assets for the years ended December 31, 1998, 1997 and 1996, respectively. Foreign net sales are attributed based on the location of the Company's subsidiary responsible for the sale. As required by SFAS 131, long-lived assets exclude financial instruments and deferred income taxes.

No single customer accounts for 10% or more of consolidated net sales.

The Company operates internationally and is exposed to market risks from changes in foreign exchange rates. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different geographical regions. At December 31, 1998, the Company had no significant concentrations of credit risk.

11.Net Gain (Loss) on Marketable Securities

At December 31, 1998, 1997, and 1996 the reduction in the Company's stockholders' investment for gross unrealized losses was approximately $45,000, $110,000 and $891,000 respectively. At December 31, 1998, there were no gross unrealized gains on the Company's marketable securities.

The Company's unrestricted marketable securities at December 31, 1998 consist of certificates of deposit and bank issued money market instruments of which approximately $121,757,000 mature within one year.

Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

12. Accrued Expenses and Taxes, Net

Accrued expenses and taxes, net, consist of the following at December 31, 1998 and 1997:


                                                   December 31,
                                                 1998         1997
                                              (Amounts in thousands)
      Insurance                                $ 28,658     $ 23,880
      Employee compensation and benefits         48,094       37,600
      Interest                                   29,231       22,049
      Product warranty                           13,962        9,471
      Sales and marketing                        19,435       12,377
      Employee termination and other costs        2,666       10,179
      Other, net                                 55,039       48,445
                                               --------     --------
                                               $197,085     $164,001
                                               ========     ========

The Company has recorded liabilities, in connection with the 1997 and 1998 acquisitions, related to employee terminations and other exit costs associated with management's plans to eliminate certain activities of the acquired entities. Management's plans for eliminating certain Ply Gem activities were completed  in 1998  and  relate  principally  to the  elimination  of Ply  Gem's corporate headquarters and the consolidation of certain duplicate Ply Gem corporate functions such as accounting, legal and risk management into the Company. The finalization of management's initial plans relative to the Ply Gem acquisition in 1997 resulted in decreases of approximately $2,700,000 to the initial liabilities recorded in 1997. These decreases were identified within one year of the acquisition date and, accordingly, were recorded as adjustments to the purchase price allocation for the Ply Gem acquisition. Management's plans for eliminating certain activities of the 1998 acquisitions were not finalized as of December 31, 1998. Accordingly, the Company has recorded liabilities of approximately $1,900,000 for the portions of the 1998 acquisitions' plans that were complete as of December 31, 1998, which principally related to termination of certain corporate employees of the 1998 acquired businesses. The Company expects to finalize its plans with respect to the 1998 acquisitions within one year of the respective acquisition dates and, accordingly, additional liabilities will be recorded as adjustments to the purchase price allocation for each acquired business. Management's estimates of the additional liabilities associated with their plans for the 1998 acquisitions are in the range of approximately $18,000,000 to $25,000,000 and relate principally to additional employee terminations and other exit costs related to the elimination or consolidation of certain functions and operations at each acquired business.

Nortek,  Inc.  and  Subsidiaries
Notes  to  Consolidated  Financial  Statements
(Continued)

Charges to the liabilities for employee termination include payroll, payroll taxes and insurance benefits related to severance packages and were approximately $5,300,000 and $1,700,000 for the years ended December 31, 1998 and 1997, respectively. Charges to the liabilities for other exit costs relate principally to lease costs and other costs of closing facilities and legal and consulting fees that were incurred due to the implementation of the Company's exit strategies. Charges to the liabilities for other exit costs were approximately $1,400,000 and $400,000 for the years ended December 31, 1998 and 1997, respectively.

13. Summarized Quarterly Financial Data (Unaudited)

The tables that follow summarize unaudited quarterly financial data for the years ended December 31, 1998 and December 31, 1997:


                                             For the Quarters Ended
                                   April 4     July 4   October 3  December 31
                                      (In thousands except per share amounts)
      1998
      Net sales                    $392,468   $449,647   $458,193    $438,035
      Gross profit                   98,148    116,141    127,001     121,703
      Earnings from continuing
        operations                    1,300      8,500     13,300      10,900
      Earnings per share from
        continuing operations:
        Basic                           .14        .79       1.13         .93
        Diluted                         .13        .78       1.11         .92

      Net earnings                 $  1,300   $  8,500   $ 13,800    $ 11,400

      Net earnings per share:
        Basic                           .14        .79       1.17         .97
        Diluted                         .13        .78       1.15         .96


Nortek, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

                                             For the Quarters Ended
                                March 29   June 28    September 27  December 31
                                    (In thousands except per share amounts)
    1997
    Net sales                   $194,238   $223,795     $300,380     $415,716
    Gross profit                  57,380     65,200       80,465      105,279
    Earnings from continuing
      operations                   4,700      7,700        8,400        5,600
    Earnings per share from
      continuing operations:
      Basic                          .48        .80         .88           .59
      Diluted                        .47        .78         .86           .57

    Net earnings                $  3,700   $  6,700     $  7,700     $  3,100

    Net earnings per share:
      Basic                          .38        .70         .80           .33
      Diluted                        .37        .68         .78           .32

See Notes 2 and 9 regarding certain other quarterly transactions included in the operating results in the above table.

Report of Independent Public Accountants for Annual Report


To Nortek, Inc.:

We have audited the accompanying consolidated balance sheets of Nortek, Inc. (a Delaware corporation) and subsidiaries listed in Item 14(a)(1) of this form 10K as of December 31, 1998 and 1997, and the related statements of operations, stockholders' investment and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nortek, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Item 14(a)(2) are presented for purposes of complying with the Securities and Exchange Commissions rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP



/s/ARTHUR ANDERSEN LLP

Boston, Massachusetts,
March 22, 1999

NORTEK, INC.(Parent Company)
SCHEDULE I  CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

Condensed Balance Sheet
                                                            December 31,
                                                          1998         1997
                                                       (Amounts in thousands)
  Assets

  Current Assets:
  Unrestricted
    Cash and investments at cost which
     approximates market                               $   60,238     $ 91,644
    Marketable securities at cost which
     approximates market                                   86,736       35,988
  Restricted
    Cash and investments at cost which
     approximates market                                   10,801        3,548
    Marketable securities at cost which
     approximates market                                    2,796        2,800

  Notes and accounts receivable, net                        3,435        4,283
  Prepaid expenses and other current assets                   197          239
  Net assets of discontinued operations                       ---       22,386
  Prepaid income taxes                                      6,200        4,200
                                                       ----------     --------
        Total Current Assets                              170,403      165,088
                                                       ----------     --------

  Property and equipment, at cost                           1,708        1,588
  Less-accumulated depreciation                             1,350        1,211
                                                       ----------     --------
        Total property and equipment, net                     358          377
                                                       ----------     --------

  Investments and Other Assets:
  Net intercompany balance and investment
    in subsidiaries                                       953,887      700,202
  Deferred debt expense, net                               23,843       20,139
  Other                                                    25,787       23,113
                                                       ----------     --------
                                                        1,003,517      743,454
                                                       ----------     --------
                                                       $1,174,278     $908,919
                                                       ==========     ========

The accompanying notes are an integral part of these financial statements.

NORTEK, INC. (Parent Company)
SCHEDULE I  CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

Condensed Balance Sheet (Continued)
                                                           December 31,
                                                         1998         1997
                                                      (Amounts in thousands)
 Liabilities and Stockholders' Investment

 Current Liabilities:
 Accounts payable                                     $    1,340     $    557
 Accrued expenses and taxes                               45,319       49,311
                                                      ----------    ---------
 Total Current Liabilities                                46,659       49,868
                                                      ----------    ---------

 Other Liabilities:
 Deferred income taxes                                     1,400        5,300
 Other                                                    13,735       26,834
                                                      ----------    ---------
                                                          15,135       32,134
                                                      ----------    ---------
 Senior notes                                            691,087      481,588
                                                      ----------    ---------
 Senior subordinated notes                               203,787      217,241
                                                      ----------    ---------

 Commitments and Contingencies (Note 2)

 Stockholders' Investment:
 Preference stock, $1 per value; authorized
   7,000,000 shares, none issued                            ---          ---
 Common Stock, $1 par value; authorized
  40,000,000 shares, 18,427,595 and 16,050,794
  shares issued                                           18,428       16,051
 Special common stock, $1 par value; authorized
  5,000,000 shares, 854,935 and 767,287 shares
  issued                                                     855          767
 Additional paid-in Capital                              201,626      135,345
 Retained earnings                                        93,966       58,966
 Accumulated other comprehensive loss                    (11,596)      (5,327)
 Less--treasury common stock at cost, 7,290,335
       and 7,032,497 shares                              (83,711)     (75,779)
     --treasury special common stock at cost,
       286,009 and 285,304 shares                         (1,958)      (1,935)
                                                      ----------     --------
      Total Stockholders' Investment                     217,610      128,088
                                                      ----------     --------
                                                      $1,174,278     $908,919
                                                      ==========     ========

The accompanying notes are an integral part of these financial statements.

NORTEK, INC. (Parent Company)
SCHEDULE I  CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

Condensed Statement of Operations
                                                For the Years Ended December 31,
                                             -----------------------------------
                                                   1998        1997       1996
                                         (In thousands except per share amounts)
  Revenues:
  Charges and allocations to subsidiaries         $75,208    $34,498    $33,829
  Gain on sale of businesses                        4,000        ---        ---
  Interest and dividend income                      8,777      9,073      4,956
  Net gain on investment securities                   ---        200        750
  Other income                                        556        518        664
                                                  -------    -------    -------
    Total revenues                                 88,541     44,289     40,199
                                                  -------    -------    -------
  Expenses:
  Selling, general and administrative
    expense                                        15,030     13,605     11,503
  Interest expense                                 75,922     43,921     20,912
  Other expense                                       679        784        731
                                                  -------    -------    -------
    Total expenses                                 91,631     58,310     33,146
                                                  -------    -------    -------
  Earnings (loss) from continuing
   operations, before equity in
   subsidiaries' earnings                          (3,090)   (14,021)     7,053
  Equity in subsidiaries earnings
   before provision for income taxes               64,390     56,721     31,547
                                                  -------    -------    -------
  Earnings from continuing operations
   before provision for income taxes               61,300     42,700     38,600
  Provision for income taxes                       27,300     16,300     14,900
                                                  -------    -------    -------
  Earnings from continuing operations
   before extraordinary loss                       34,000     26,400     23,700
  Earnings (loss) from discontinued
   operations                                       1,200     (5,200)    (1,700)
  Extraordinary loss from debt retirements           (200)       ---        ---
                                                  -------    -------    -------
    Net earnings                                  $35,000    $21,200    $22,000
                                                  =======    =======    =======
  Earnings (loss) per share:
  Earnings per share from continuing
   operations:
   Basic                                            $3.11      $2.75      $2.26
   Diluted                                          $3.06      $2.68      $2.23
  Earnings (loss) from discontinued operations:
   Basic                                            $ .11     $(0.54)    $(0.16)
   Diluted                                          $ .11     $(0.53)    $(0.16)
  Extraordinary loss from debt retirements:
   Basic                                            $(.02)      $---       $---
   Diluted                                          $(.02)      $---       $---
  Net earnings:
   Basic                                            $3.20      $2.21      $2.10
   Diluted                                          $3.15      $2.15      $2.07
  Weighted average number of shares:
   Basic                                           10,923      9,605     10,485
   Diluted                                         11,113      9,855     10,641

The accompanying notes are an integral part of these financial statements.

NORTEK, INC. (Parent Company)
SCHEDULE I  CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

Condensed Statement of Cash Flows
                                                For the Years Ended December 31,
                                              ----------------------------------
                                                   1998       1997       1996
                                                     (Amounts in thousands)
  Cash flows from operating activities:
  Earnings from continuing operations           $ 34,000   $ 26,400   $ 23,700
  Net earnings (loss) from discontinued
   operations                                      1,200     (5,200)    (1,700)
  Extraordinary loss from debt retirements          (200)       ---        ---
                                                --------   --------   --------
  Net earnings                                    35,000     21,200     22,000
                                                --------   --------   --------

  Adjustments to reconcile net earnings to cash:
  Depreciation and amortization                      117        139        320
  Non-cash interest expense                        2,856      1,421        802
  Gain on sale of Businesses sold                 (4,000)       ---        ---
  Loss on discontinued operations                  3,800      2,500        ---
  Loss on debt retirement                            300        ---        ---
  Equity in subsidiaries' earnings
   before provision for income taxes             (64,390)   (56,721)   (31,547)
  Charges and allocations to subsidiaries        (75,208)   (34,498)   (33,829)
  Net transfers from subsidiaries,
   principally cash                               97,905     57,034     69,616
  Gain on sale of investments and
   marketable securities                             ---       (200)      (750)
  Deferred federal income tax provision
   (benefit)                                      15,100      4,000     (3,000)
  Deferred federal income tax (benefit)
   provision on discontinued operations           (3,200)    (1,000)     1,200

  Changes in certain assets and  liabilities,
   net of effects from  acquisitions
   and dispositions:
  Notes and accounts receivable and other
   current assets                                 (2,672)      (994)    (1,730)
  Other assets                                    (1,034)    (2,877)      (570)
  Net assets of discontinued operations           (7,426)     4,934        817
  Accrued expenses and taxes                      13,558      4,491     (2,704)
  Long-term liabilities                           (1,243)     4,832        903
  Other, net                                         948        277        482
                                                --------   --------   --------
  Total adjustments to net earnings              (24,589)   (16,662)        10
                                                --------   --------   --------
  Net cash provided by
   operating activities                           10,411      4,538     22,010
                                                --------   --------   --------

NORTEK, INC. (Parent Company)
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

Condensed Statement of Cash Flows (Continued)

                                                For the Years Ended December 31,
                                                   1998       1997       1996
                                                     (Amounts in thousands)
Cash flows from investing activities:
Capital expenditures                                  (65)       (70)      (123)
Purchases of investments and marketable
 securities                                      (124,986)  (283,918)   (66,901)
Proceeds from the sale of investments and
 marketable securities                             75,255    297,133     82,242
Proceeds either received directly or from
 subsidiaries relating to Businesses sold
 or discontinued                                   61,162        ---        ---
Cash paid for businesses acquired                 (46,040)       ---        ---
Cash contributed to subsidiaries for
 businesses acquired                             (248,000)  (407,419)       ---
Change in restricted cash, investments and
 marketable securities                             (7,234)      (828)       (96)
Other, net                                            (56)    (4,188)    (1,662)
                                                 --------   --------    -------
Net cash (used in) provided by investing
 activities                                      (289,964)  (399,290)    13,460
                                                 --------   --------    -------

Cash flows from financing activities:
Sale of Notes, net                                203,492    466,213        ---
Purchase of Notes                                 (13,678)       ---        ---
Sale of Nortek Common Stock                        64,190        ---        ---
Purchase of Nortek Common and Special
 Common Stock                                      (7,668)   (10,177)   (34,822)
Other, net                                          1,811        386        356
                                                 --------   --------    -------
Net cash provided by (used in) financing
 activities                                       248,147    456,422    (34,466)
                                                 --------   --------    -------
Net (decrease) increase in unrestricted
 cash and investments                             (31,406)    61,670      1,004
Unrestricted cash and investments at the
 beginning of the year                             91,644     29,974     28,970
                                                 --------   --------    -------
Unrestricted cash and investments at the
 end of the year                                 $ 60,238   $ 91,644    $29,974
                                                 ========   ========    =======
Interest paid on indebtedness                    $ 65,599   $ 29,581    $21,662
                                                 ========   ========    =======
Net income taxes paid, including those
 paid by subsidiaries                            $  4,568   $  7,977    $18,611
                                                 ========   ========    =======

The accompanying notes are an integral part of these financial statements.

NORTEK, INC. (Parent Company)
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

Notes to Condensed Financial Statements

1. The accompanying condensed financial statements of Nortek, Inc. ("the Registrant") have been prepared in accordance with the reduced disclosure requirements permitted by form 10-K, Part IV, Item 14, Schedule I - Condensed Financial Information of the Registrant. The consolidated financial statements and related notes of Nortek, Inc. and subsidiaries, are included elsewhere herein in this form 10-K (Part II, Item 8)and are incorporated herein by reference. Certain 1997 and 1996 amounts have been reclassified to conform to the 1998 presentation.

2. Descriptions of material contingencies, significant provisions of long-term debt obligations and commitments of the Registrant are included in Notes 5 and 8 of the Notes to the Nortek, Inc. and subsidiaries Consolidated Financial Statements, which are incorporated herein by reference. The following is a summary of maturities of long-term debt of the Registrant's debt obligations, excluding unamortized discount, at December 31, 1998:

                           (Amounts in thousands)
                        1999                 $    ---
                        2000                      ---
                        2001                      ---
                        2002                      ---
                        2003                      ---
                  Thereafter                 $899,822

3. The Registrant's net investment in subsidiaries is net of the cumulative amount of intercompany cash transfers and other transactions.

4. In 1998, the Registrant made capital contributions of $46,040,000 to Ply Gem Corporation ("Ply Gem") to provide funding for certain business acquisitions made by Ply Gem in 1998.

5. Included in the Registrants condensed statement of cash flows for the year ended December 31, 1997 (in net transfers from subsidiaries, principally cash) are dividends (declared by subsidiaries' Board of Directors) from subsidiaries of $70,000,000. There were no dividends declared in 1998 or 1996.

6. Certain of the Registrant's subsidiaries have entered into financing agreements which contain various restrictive covenants that place limitations on the amount of distributions and advances to the Registrant. At December 31, 1998, approximately $380,176,000 (of which approximately $327,076,000 is goodwill) of subsidiary net assets, principally Ply Gem and its subsidiaries, were restricted and approximately $89,756,000 principal amount of subsidiary indebtedness was outstanding under these financing agreements.

NORTEK, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS




                                        Balance               Charged
                                           at                 to Cost     Charged      Deduction    Balance
                                       Beginning    Acqui-      and       to Other       from        at End
          Classification                of Year    sitions    Expense     Accounts     Reserves     of Year

For the year ended December 31, 1996:
 Allowance for doubtful
  accounts and sales allowances        $ 3,439     $  ---      $1,951   $    119(c)    $(1,853)(a)   $ 3,656

For the year ended December 31, 1997:
 Allowance for doubtful
  accounts and sales allowances          3,656      7,434       2,303        171(c)     (2,517)(a)    11,047

For the year ended December 31, 1998:
 Allowance for doubtful
  accounts and sales allowances        $11,047     $2,172      $8,711   $(1,434)(b)   $(10,138)(a)   $10,657
                                                                           $299 (c)



(a)   Amounts written off, net of recoveries
(b)   Businesses sold
(c)   Other

NORTEK, INC. AND SUBSIDIARIES

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

   4.5 Indenture dated as of July 31, 1998 between the Company and State Street Bank and Trust Company, as Trustee, relating to the 8 7/8% Series A and Series B Senior Notes due August 1, 2008 (Exhibit 4.1 to Registration Statement No. 333-64731 filed September 30, 1998).

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

**10.5 Amendment No. 1 dated June 13, 1997 to Employment Agreement between Richard L. Bready and the Company dated as of February 26, 1997 (Exhibit 10.2 to Form 10-Q filed August 8, 1997, File No. 1-6112).

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

**10.11 Change in Control Severance Benefit Plan for Key Employees as Amended and Restated June 12, 1997, and form of agreement with employees (Exhibit 10.1 to Form 10-Q filed August 8, 1997, file No.
           1-6112).

**10.12 1987 Stock Option Plan (Exhibit 28.3 to Registration Statement No. 33-22527 filed June 15, 1988).

**10.13 1997 Equity and Cash Incentive Plan (Exhibit 10.1 to Form 10-Q filed May 12, 1997, File No. 1-6112).

**10.14 1997 Stock Option Plan for Directors (Exhibit 10.2 to Form 10-Q filed May 12, 1997, File No. 1-6112).

**10.15 Nortek, Inc. Supplemental Executive Retirement Plan dated July 1, 1997 (Exhibit 10.3 to Form 10-Q filed August 8, 1997, File No. 1-6112).

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

 *10.19    Second  Amended and  Restated  Credit  Agreement,  dated as of
           August 26, 1997 and restated as of December 30, 1998, among Ply Gem Industries, Inc., Fleet National Bank, as Agent, and the banks signatory thereto.

 *21.1     List of subsidiaries.

 *23.1     Consent of Independent Public Accountants.

 *27.1     Financial Data Schedule.