Form 10-Q
period 1999-04-03
NORTEK INC
filed 1999-05-18
CIK 72423

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                 For the quarterly period ended April 3, 1999
                                      OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


For the transition period from ___________________  to_____________________

                           Commission File No. 1-6112


                                  NORTEK, INC.
            (Exact name of registrant as specified in its charter)

        Delaware                                         05-0314991
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification No.)

                   50 Kennedy Plaza, Providence, RI 02903-2360
                    (Address of principal executive offices)
                                   (Zip Code)

                               (401) 751-1600
             (Registrant's telephone number, including area code)

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

Yes       X    No

The number of shares of Common Stock outstanding as of April 30, 1999 was 11,294,360. The number of shares of Special Common Stock outstanding as of April 30, 1999 was 558,183.

                         NORTEK, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET

                                                 April 3,     Dec. 31,
                                                   1999         1998
                                             ----------------------------
                                            (Dollar amounts in thousands)
                                                      (Unaudited)
Assets
------
Current Assets:
Unrestricted
  Cash and cash equivalents                    $    57,808   $   87,876
  Marketable securities available for sale          90,921      121,757
Restricted
  Investments and marketable securities
    at cost, which approximates market               8,024       13,818
Accounts receivable, less allowances
  of $10,738,000 and $10,657,000                   224,427      205,359
Inventories
  Raw materials                                     73,403       69,247
  Work in process                                   13,268       13,010
  Finished goods                                    90,119       80,450
                                                ----------   ----------
                                                   176,790      162,707
                                                ----------   ----------
Prepaid expenses                                    12,237       10,938
Other current assets                                15,303       15,513
Prepaid income taxes                                54,818       54,163
                                                ----------   ----------
      Total current assets                         640,328      672,131
                                                ----------   ----------
Property and Equipment, at Cost:
--------------------------------
Land                                                13,696       12,628
Buildings and improvements                         104,218      102,455
Machinery and equipment                            311,952      294,551
                                                ----------   ----------
                                                   429,866      409,634
Less accumulated depreciation                      139,033      130,010
                                                ----------   ----------
      Total property and equipment, net            290,833      279,624
                                                ----------   ----------
Other Assets:
-------------
Goodwill, less accumulated amortization
  of $45,047,000 and $41,204,000                   568,007      598,823
Intangible assets, net                              92,003       73,441
Deferred debt expense                               23,737       24,845
Other                                               42,951       41,129
                                                ----------   ----------
                                                   726,698      738,238
                                                ----------   ----------
                                                $1,657,859   $1,689,993
                                                ==========   ==========



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                         NORTEK, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Continued)

                                                 April 3,     Dec. 31,
                                                   1999         1998
                                            -----------------------------
                                            (Dollar amounts in thousands)
                                                      (Unaudited)

Liabilities and Stockholders' Investment
----------------------------------------
Current Liabilities:
Notes payable and other short-term
  obligations                                   $   10,321   $   10,962
Current maturities of long-term debt                 5,772        6,776
Accounts payable                                   132,482      120,101
Accrued expenses and taxes, net                    156,625      197,085
                                                ----------   ----------
      Total current liabilities                    305,200      334,924
                                                ----------   ----------

Other Liabilities
Deferred income taxes                               28,274       26,040
Other                                               94,782      104,306
                                                ----------   ----------
                                                   123,056      130,346
                                                ----------   ----------
Notes, Mortgage Notes and Obligations
  Payable, Less Current Maturities               1,005,463    1,007,113
                                                ----------   ----------

Stockholders' Investment:
-------------------------
Preference stock, $1 par value; authorized
  7,000,000 shares, none issued                        ---          ---
Common stock, $1 par value; authorized
  40,000,000 shares; 18,679,742 and
  18,427,595 shares issued                          18,680       18,428
Special common stock, $1 par value;
  authorized 5,000,000 shares; 848,653
  and 854,935 shares issued                            849          855
Additional paid-in capital                         207,796      201,626
Retained earnings                                   97,466       93,966
Accumulated other comprehensive loss               (12,592)     (11,596)
Less --treasury common stock at cost,
       7,375,993 and 7,290,335 shares              (85,998)     (83,711)
     --treasury special common stock
       at cost, 289,859 and
       286,009 shares                               (2,061)      (1,958)
                                                ----------   ----------
      Total stockholders' investment               224,140      217,610
                                                ----------   ----------
                                                $1,657,859   $1,689,993
                                                ==========   ==========



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                         NORTEK, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS



                                                     For The
                                               Three Months Ended
                                              April 3,      April 4,
                                                1999          1998
                                                ----          ----
                                    (In thousands except per share amounts)
                                                   (Unaudited)

Net Sales                                     $406,700       $392,468
                                              --------       --------
Costs and Expenses:
  Cost of products sold                        296,916        294,320
  Selling, general and administrative
    expense                                     77,383         75,561
  Amortization of goodwill and
    intangible assets                            4,784          2,894
                                              --------       --------
                                               379,083        372,775
                                              --------       --------
Operating earnings                              27,617         19,693
Interest expense                               (23,966)       (19,458)
Investment income                                2,849          2,265
                                              --------       --------
Earnings before provision for income
  taxes                                          6,500          2,500
Provision for income taxes                       3,000          1,200
                                              --------       --------
Net Earnings                                  $  3,500       $  1,300
                                              ========       ========

Net Earnings per share of common stock:
  Basic                                         $ .30           $ .14
                                                =====           =====
  Diluted                                       $ .29           $ .13
                                                =====           =====
Weighted Average Number of Shares:
  Basic                                         11,747          9,540
                                              ========       ========
  Diluted                                       11,925          9,710
                                              ========       ========














The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                         NORTEK, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS



                                                        For the
                                                  Three Months Ended
                                                 April 3,     April 4,
                                                   1999         1998
                                                ----------------------
                                                (Amounts in thousands)
                                                      (Unaudited)

Cash Flows from operating activities:

Net earnings                                      $ 3,500       $ 1,300
                                                  -------       -------

Adjustments to reconcile net earnings
  to cash:
Depreciation and amortization expense              13,041         9,978
Non-cash interest expense                             835           788
Changes in certain assets and liabilities,
  net of effects from acquisitions and
  dispositions:
Accounts receivable, net                          (16,661)      (26,311)
Prepaids and other current assets                    (558)       (3,198)
Inventories                                       (13,266)      (12,624)
Net assets of discontinued operations                 ---        (4,679)
Accounts payable                                   12,992        24,539
Accrued expenses and taxes                        (36,594)      (33,301)
Long-term assets, liabilities and other,
  net                                              (1,282)         (220)
                                                 --------      --------
    Total adjustments to net earnings             (41,493)      (45,028)
                                                 --------      --------
    Net cash used in operating activities        $(37,993)     $(43,728)
                                                 --------      --------

















The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                         NORTEK, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Continued)


                                                        For the
                                                  Three Months Ended
                                                 April 3,     April 4,
                                                   1999         1998
                                                ----------------------
                                                (Amounts in thousands)
                                                      (Unaudited)

Cash Flows from investing activities:
Capital expenditures                              $(11,772)    $ (5,982)
Net cash paid for businesses acquired               (8,023)         ---
Purchase of investments and marketable
  securities                                       (54,311)         ---
Proceeds from the sale of investments
  and marketable securities                         85,432       13,977
Change in restricted cash and investments            5,743          (20)
Other, net                                          (3,893)      (3,357)
                                                  --------     --------
  Net cash provided by investing
    activities                                      13,176        4,618
                                                  --------     --------
Cash Flows from financing activities:
Payment of borrowings, net                          (2,972)        (492)
Purchase of Nortek Common and Special
  Common Stock                                      (2,390)      (6,642)
Other, net                                             111        1,493
                                                  --------     --------
  Net cash used in financing activities             (5,251)      (5,641)
                                                  --------     --------
Net decrease in unrestricted cash and
  cash equivalents                                 (30,068)     (44,751)
Unrestricted cash and cash equivalents
  at the beginning of the period                    87,876      125,842
                                                  --------     --------
Unrestricted cash and cash equivalents
  at the end of the period                        $ 57,808     $ 81,091
                                                  ========     ========

Interest paid                                     $ 43,842     $ 37,977
                                                  ========     ========
Income taxes paid, net                            $  2,598     $  2,171
                                                  ========     ========












The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
FOR THE THREE MONTHS ENDED APRIL 4, 1998

                                                 Addi-                          Accumulated
                                      Special   tional                             Other
                             Common   Common    Paid in  Retained   Treasury    Comprehensive Comprehensive
                             Stock     Stock    Capital   Earnings    Stock     Income(Loss)   Income(Loss)
                            -------   -------   --------  -------   --------    ------------- -------------
                                                     (Dollar amounts in thousands)
                                                              (Unaudited)

Balance, December 31,
  1997                      $16,051      $767   $135,345  $58,966   $(77,714)      $(5,327)       $  ---
Net earnings                    ---       ---        ---    1,300        ---           ---         1,300
Other comprehensive
  income:
  Currency translation
    adjustment                  ---       ---        ---      ---        ---          (657)         (657)
  Unrealized increase in
    the value of market-
    able securities             ---       ---        ---      ---        ---            51            51
Minimum pension
  liability, net of
  $65 tax benefit               ---       ---        ---      ---        ---          (100)         (100)
                                                                                                  ------
Comprehensive income                                                                              $  594
                                                                                                  ======
3,697 shares of special
  common stock converted
  into 3,697 shares of
  common stock                    3        (3)       ---      ---        ---           ---
158,932 shares of common
  stock and 100,991
  shares of special
  common stock issued
  upon exercise of
  stock options                 159       101      1,391      ---        ---           ---
205,423 shares of
  treasury stock
  acquired                      ---       ---        ---      ---     (6,642)          ---
                            -------      ----   --------  -------   --------       -------
Balance, April 4, 1998      $16,213      $865   $136,736  $60,266   $(84,356)      $(6,033)
                            =======      ====   ========  =======   ========       =======

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
FOR THE THREE MONTHS ENDED APRIL 3, 1999

                                                 Addi-                          Accumulated
                                      Special   tional                             Other
                             Common   Common    Paid in  Retained   Treasury   Comprehensive Comprehensive
                             Stock     Stock    Capital  Earnings     Stock    Income(Loss)   Income(Loss)
                                                     (Dollar amounts in thousands)
                                                              (Unaudited)

Balance, December 31,
  1998                       $18,428    $855    $201,626  $93,966   $(85,669)     $(11,596)          ---
Net earnings                     ---     ---         ---    3,500        ---           ---        $3,500
Other comprehensive
  income:
  Currency translation
    adjustment                   ---     ---         ---      ---        ---        (1,208)       (1,208)
  Unrealized increase in
    the value of market-
    able securities              ---     ---         ---      ---        ---           212           212
                                                                                                  ------
Comprehensive income                                                                              $2,504
                                                                                                  ======
6,282 shares of
  special common stock
  converted into 6,282
  shares of common stock           6      (6)        ---      ---        ---           ---
10,865 shares of common
  stock issued upon
  exercise of stock
  options                         11     ---          90      ---        ---           ---
89,508 shares of
  treasury stock
  acquired                       ---     ---         ---      ---     (2,390)          ---
235,000 shares of common
  stock issued as
  partial consideration
  for an acquisition             235     ---       6,080      ---        ---           ---
                             -------    ----    --------  -------   --------      --------
Balance, April 3, 1999       $18,680    $849    $207,796  $97,466   $(88,059)     $(12,592)
                             =======    ====    ========  =======   =========     =========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                         NORTEK, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        APRIL 3, 1999 AND APRIL 4, 1998

(A) The unaudited condensed consolidated financial statements (the "Unaudited Financial Statements") presented have been prepared by Nortek, Inc. and include the accounts of Nortek, Inc., and all of its significant wholly owned subsidiaries (the "Company") after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, the Company believes that the disclosures included are adequate to make the information presented not misleading. Certain amounts in the Unaudited Financial Statements for prior periods have been reclassified to conform to the April 3, 1999 presentation. It is suggested that these Unaudited Financial Statements be read in conjunction with the financial statements and the notes included in the Company's latest Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

(B) Acquisitions are accounted for as purchases and, accordingly, have been included in the Company's consolidated results of operations since the acquisition date. Purchase price allocations are subject to refinement until all pertinent information regarding the acquisitions is obtained.

(C) On July 31, 1998, the Company, through a wholly owned subsidiary, purchased all of the issued and outstanding capital stock of NuTone Inc. ("NuTone"), a wholly owned subsidiary of Williams plc ("Williams") for an aggregate purchase price of $242,500,000 in cash plus approximately $5,500,000 in expenses and fees. The purchase price was funded through the use of the net proceeds from the sale of $210,000,000 principal amount of 8 7/8% Senior Notes due August 1, 2008 (the "8 7/8% Notes") at a slight discount, which occurred on July 31, 1998, together with approximately $44,800,000 of the cash proceeds received from the Common Stock Offering as defined below.

(D) The following presents the approximate unaudited Pro Forma net sales, depreciation and amortization expense (other than amortization of deferred debt expense and debt discount), operating earnings, earnings from continuing operations and diluted earnings per share from continuing operations of the Company for the three months ended April 4, 1998 and the year ended December 31, 1998 and gives pro forma effect to the sale of 2,182,500 shares of the Company's Common Stock for approximately $64,190,000 in cash in the second quarter of 1998 (the "Common Stock Offering"), the sale of the

                         NORTEK, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        APRIL 3, 1999 AND APRIL 4, 1998
                                  (Continued)

      8 7/8% Notes and the acquisition of NuTone on July 31, 1998, and reflects the estimated cost reductions directly attributable to the NuTone acquisition as described below as if such transactions had occurred on January 1, 1998. The Pro Forma results for the year ended December 31, 1998 below include the actual results of NuTone since July 31, 1998 in accordance with the purchase method of accounting for an acquisition. Pro Forma operating results do not give pro forma effect to dispositions of businesses that occurred in 1998, the acquisition of Napco, Inc. which occurred on October 9, 1998 or acquisitions in 1999.(See Notes H and J).


                                 Three Months Ended      Year Ended
                                   April 4, 1998      December 31, 1998
                                 ------------------   -----------------
                                 (In thousands except per share amounts)
                                              (Unaudited)
      Pro Forma
      Net sales                          $442,000          $1,849,000
      Depreciation and
        amortization expense               12,200              47,400
      Operating earnings                   23,000             142,500
      Earnings from continuing
        operations                            500              31,400
      Diluted earnings per
        share from continuing
        operaitons                          $ .04               $2.63

      At the date of the NuTone acquisition, the Company achieved cost reductions directly attributable to the acquisition from the elimination of fees and charges paid by NuTone to Williams and related entities. The unaudited Pro Forma operating earnings have been increased for the year ended December 31, 1998 and the three months ended April 4, 1998 by approximately $354,000 and $482,000, respectively, to reflect the elimination of such fees. Subsequent to the NuTone acquisition, the Company expects to realize approximately $15,000,000 in unaudited estimated annual cost reductions ("NuTone Cost Reductions") that can be achieved as a result of integrating NuTone into the Company's operations. Pro Forma earnings have not been increased for the NuTone Cost Reductions for the periods presented, except for NuTone Cost Reductions actually achieved since the date of acquisition. The NuTone Cost Reductions are estimates and actual savings achieved could differ materially.

      In computing the Pro Forma earnings, earnings have been reduced by the net interest income on the aggregate cash portion of the purchase price of the NuTone acquisition at

                            NORTEK, INC. AND SUBSIDIARIES
           NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           APRIL 3, 1999 AND APRIL 4, 1998
                                     (Continued)

      the historical rate earned by the Company and interest expense on indebtedness incurred in connection with the acquisition of NuTone. Earnings have also been reduced by amortization of goodwill and intangible assets and reflect net adjustments to depreciation expense as a result of an increase in the estimated fair market value of property and equipment and changes in depreciable lives. Interest expense was included on the 8 7/8% Notes at the applicable coupon rate plus amortization of deferred debt expense and debt discount, net of tax effect. The Pro Forma information presented does not purport to be indicative of the results which would have been reported if these transactions had occurred on January 1, 1998, or which may be reported in the future.

(E) The Company's Board of Directors has authorized a number of programs to purchase shares of the Company's Common and Special Common Stock. The most recent of these programs was announced on April 30, 1997, to purchase up to 500,000 shares of the Company's Common and Special Common Stock in open market or negotiated transactions, subject to market conditions, cash availability and provisions of the Company's outstanding debt instruments. As of April 30, 1999, the Company has purchased approximately 470,000 shares of its Common and Special Common Stock under this program for approximately $13,269,000 and accounted for such share purchases as Treasury Stock.

      At April 30, 1999, approximately $68,168,000 was available for the payment of cash dividends, stock purchases or other restricted payments as defined under the terms of the Company's most restrictive Indenture.

(F) Basic earnings per share amounts have been computed using the weighted average number of common and common equivalent shares outstanding during each period. Special Common Stock is treated as the equivalent of Common Stock in determining earnings per share results. Diluted earnings per share amounts have been computed using the weighted average number of common and common equivalent shares and the dilutive potential common and special common shares outstanding during each period.

                            NORTEK, INC. AND SUBSIDIARIES
           NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           APRIL 3, 1999 AND APRIL 4, 1998
                                     (Continued)

      A reconciliation between basic and diluted earnings per share from continuing operations is as follows:

                                               Three
                                              Months Ended
                                           ---------------------
                                           April 3,     April 4,
                                             1999         1998
                                 (In thousands except per share amounts)

    Net earnings                           $ 3,500       $1,300
    Basic EPS:
      Basic common shares                   11,747        9,540
                                           =======       ======
      Basic EPS                              $ .30        $ .14
                                             =====        =====

    Diluted EPS:
      Basic common shares                   11,747        9,540
      Plus: Impact of stock
            options                            178          170
                                           -------       ------
    Diluted common shares                   11,925        9,710
                                           =======       ======
    Diluted EPS                              $ .29        $_.13
                                             =====        =====


(G) In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

                        NORTEK, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       APRIL 3, 1999 AND APRIL 4, 1998
                                 (Continued)

      The Company is in the process of quantifying the impacts of adopting SFAS 133 on its financial statements and has not determined the timing of or method of adoption.

(H) On March 8, 1999, the Company acquired Webco, Inc. ("Webco"), a designer and manufacturer of custom air handling equipment for industrial, institutional and commercial customers. For the fiscal year ended October 31, 1998, Webco had net sales of approximately $13,900,000.

(I)   Effective  in 1998,  the Company  adopted  SFAS 131,  "Disclosures  About
      Segments of an Enterprise and Related Information". This statement introduced a new model for segment reporting, called the "management approach". The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. The presentation for the three months ended April 3, 1999 and April 4, 1998 is consistent with the presentation in the Company's 1998 Form 10-K. There have been no changes in the Company's segment reporting in 1999.

      The Company has three reportable segments: the Residential Building Products Segment; the Air Conditioning and Heating Products Segment; and the Windows, Doors and Siding Segment. Other includes corporate related items, results of insignificant operations, intersegment eliminations and certain income and expense items not allocated to reportable segments. The operating results labeled Businesses sold consist of entities sold during 1998 that were previously included in the Company's former Specialty Products and Distribution Group as well as other businesses sold during 1998.

      The Company evaluates segment performance based on operating earnings before allocations of corporate overhead costs. The income statement impact of all purchase accounting adjustments, including goodwill and intangible assets amortization, is included in the operating earnings of the applicable segment. Intersegment net sales and eliminations were not material for any of the periods presented.

      The tables that follow exclude the results of operations for the plumbing products business, which was sold in 1998 and had been accounted for as a discontinued operation.

                            NORTEK, INC. AND SUBSIDIARIES
           NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           APRIL 3, 1999 AND APRIL 4, 1998
                                     (Continued)

      Summarized financial information for the Company's reportable segments is presented in the tables that follow for the three months ended April 3, 1999 and April 4, 1998.


                                                Three Months Ended
                                               --------------------
                                               April 3,    April 4,
                                                 1999        1998
                                               --------    --------
                                              (Amounts in thousands)
                                                   (Unaudited)

 Net Sales:
      Residential building products             $154,294    $105,079
      Air conditioning and heating products      116,434     100,876
      Windows, doors and siding                  117,431      99,229
      Other                                       18,541      15,844
                                                --------    --------
                                                 406,700     321,028
      Businesses sold                                ---      71,440
                                                --------    --------
          Consolidated net sales                $406,700    $392,468
                                                ========    ========

      Operating Earnings (Loss):
      Residential building products             $ 19,147    $ 10,987
      Air conditioning and heating products       11,715      10,782
      Windows, doors and siding                     (219)     (2,141)
      Other, net                                  (3,026)     (2,777)
                                                --------    --------
                                                  27,617      16,851
      Businesses sold                                ---       2,842
          Consolidated operating earnings         27,617      19,693

      Unallocated:
      Interest expense                           (23,966)    (19,458)
      Investment income                            2,849       2,265
                                                --------    --------
      Earnings before provision for
        income taxes                            $  6,500    $  2,500
                                                ========    ========

      Depreciation and Amortization:
      Residential building products             $  5,022    $  2,720
      Air conditioning and heating products        2,585       2,212
      Windows, doors and siding                    4,949       4,155
      Other                                          485         335
                                                --------    --------
                                                  13,041       9,422
      Businesses sold                                ---         556
                                                --------    --------
      Consolidated depreciation and
        amortization                            $ 13,041    $  9,978
                                                ========    ========

(J) On April 23, 1999, the Company completed the acquisition of three businesses from Caradon plc of the United Kingdom: Peachtree Doors and Windows, Thermal-Gard and CWD Windows and Doors (the "Caradon Acquired Companies"). Peachtree Doors and Windows, based in Norcross Georgia, is a national supplier of premium residential windows, entry doors and

                            NORTEK, INC. AND SUBSIDIARIES
           NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           APRIL 3, 1999 AND APRIL 4, 1998
                                     (Continued)

      patio doors that target custom and high-end home markets. Thermal-Gard, based in Punxsutawney, Pennsylvania, manufactures premium replacement windows, patio doors and sunrooms. CWD Windows and Doors, headquartered in Calgary, Alberta, is a leading provider of complete window and door systems for new homes in Western Canada. For the year ended December 31, 1998, the Caradon Acquired Companies had combined net sales of approximately $169,700,000.

(K) The Company's plans for eliminating certain activities of the 1998 and 1999 acquisitions were not finalized as of April 3, 1999. The Company expects to finalize its plans with respect to the 1998 and 1999 acquisitions within one year of the respective acquisition dates and, accordingly, additional liabilities will be recorded as adjustments to the purchase price allocation for certain of the acquired businesses. The Company estimates additional liabilities associated with plans for the 1998 and 1999 acquisitions are in the range of $17,000,000 to $24,000,000 for acquisitions prior to April 3, 1999 and relate principally to additional employee terminations and other exit costs related to the elimination or consolidation of certain functions and operations at certain of the acquired businesses.

      Charges to the liabilities for employee terminations include payroll, payroll taxes and insurance benefits related to severance packages and were approximately $1,200,000 for the three months ended April 3, 1999. Charges to the liabilities for other exit costs relate principally to other costs of closing facilities and legal and consulting fees that were incurred due to the implementation of the company's exit strategies. Charges to the liabilities for other exit costs were approximately $200,000 for the three months ended April 3, 1999.

                         NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE FIRST QUARTER ENDED APRIL 3, 1999
                   AND THE FIRST QUARTER ENDED APRIL 4, 1998


Effective in 1998, the Company adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" and, accordingly, the information for all periods presented has been reclassified to conform to the presentation for April 3, 1999.

The Company is a diversified manufacturer of residential and commercial building products, operating within three principal segments: the Residential Building Products Segment, the Air Conditioning and Heating Products Segment, and the Windows, Doors and Siding Segment. Other includes corporate related items, results of insignificant operations and certain income and expense not allocable to reportable segments. The results of operations and other data relating to Businesses sold have been presented separately. Through these principal segments, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the residential and commercial construction, manufactured housing, the do-it-yourself ("DIY") and professional remodeling and renovation markets.

The Residential Building Products Segment manufactures and distributes built-in products primarily for the residential new construction, do-it-yourself and professional remodeling and renovation markets including kitchen range hoods, bath fans and combination units (fan, heater and light combinations). The Air Conditioning and Heating Products Segment manufactures and sells heating, ventilating, and air conditioning ("HVAC") systems for custom-designed commercial applications and for manufactured and site-built residential housing. The Windows, Doors and Siding Segment manufactures and distributes vinyl and wood windows, doors, vinyl siding, aluminum trim coil, soffit, skirting and shutters for use in the residential construction, DIY and professional renovation markets.

The Company acquired Webco on March 8, 1999, NuTone on July 31, 1998 and Napco on October 9, 1998. These acquisitions have been accounted for under the purchase method of accounting. Accordingly, the results of Webco, NuTone and Napco are included in the Company's consolidated results since the date of their acquisition.

The tables that follow exclude the results of operations for the plumbing products business, which was sold on July 10, 1998 and had been accounted for as a discontinued operation.

During 1998, the Company made several dispositions of non-strategic assets acquired in the 1997 acquisition of Ply Gem

                         NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE FIRST QUARTER ENDED APRIL 3, 1999
                   AND THE FIRST QUARTER ENDED APRIL 4, 1998
                                  (Continued)

Industries Inc. ("Ply Gem"). On May 8, 1998, the Company sold Studley Products, Inc. ("Studley"). Studley was treated as an operation held for sale since the acquisition of Ply Gem and accordingly Studley's operating results are not included in the Company's consolidated financial results. Four additional Ply Gem subsidiaries were sold during 1998. On May 22, 1998, the Company sold
Sagebrush Sales, Inc. ("Sagebrush"), on July 2, 1998, the Company sold Goldenberg Group, Inc. ("Goldenberg"), on July 31, 1998 the Company sold Ply Gem Manufacturing and on December 10, 1998, the Company sold Allied Plywood Corporation ("Allied"). Additionally, on December 30, 1998 the Company sold its M&S Systems LP ("M&S") subsidiary and Moore-O-Matic, Inc. ("MOM"). The operating results of these 1998 dispositions are included in the Company's 1998 consolidated results to the date of sale. For the first three months of 1998, the combined net sales, operating earnings and earnings from continuing operations before provision for income taxes of these dispositions were approximately $71,440,000, $2,842,000 and $2,842,000, respectively.

The Company does not expect the effect of Businesses sold during 1998 to be significant to the Company's future operations.

                         NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE FIRST QUARTER ENDED APRIL 3, 1999
                   AND THE FIRST QUARTER ENDED APRIL 4, 1998
                                  (Continued)

Results of Operations

The tables that follow present the unaudited net sales and operating earnings for the Company's principal segments for the three months ended April 3, 1999 and April 4, 1998, and the dollar amount and percentage change of such results as compared to the prior comparable period. The amounts in the tables for the prior comparable period have been reclassified to conform to the presentation for 1999.

                                                           Change in
                                Three Months Ended     First Quarter 1999
                               April 3,    April 4,   as Compared to 1998
                                 1999        1998        $          %
                               --------  ----------   --------   --------
                                     (Dollar amounts in thousands)

Net Sales:
Residential building
 products                      $154,294   $105,079   $ 49,215     46.8%
Air conditioning and
  heating products               116,434    100,876     15,558     15.4
Windows, doors and siding        117,431     99,229     18,202     18.3
Other                             18,541     15,844      2,697     17.0
                                --------   --------   --------
                                 406,700    321,028     85,672     26.7
Businesses sold                      ---     71,440    (71,440)  (100.0)
                                --------   --------   --------
                                $406,700   $392,468   $ 14,232      3.6%
                                ========   ========   ========



                                                          Change in
                                Three Months Ended    First Quarter 1999
                                April 3,   April 4,  as Compared to 1998
                                  1999       1998        $          %
                                --------   --------  ----------   --------
                                     (Dollar amounts in thousands)

Operating Earnings:
Residential building
  products                      $19,147     $10,987    $ 8,160     74.3%
Air conditioning and
  heating products               11,715      10,782        933      8.7
Windows, doors and siding          (219)     (2,141)     1,922     89.8
Other                            (3,026)     (2,777)      (229)    (9.0)
                                -------     --------   -------
                                 27,617      16,851     10,766     63.9
Businesses sold                     ---       2,842     (2,842)   100.0
                                -------     -------    -------
                                $27,617     $19,693    $ 7,924     40.2%
                                =======     =======    =======


                         NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE FIRST QUARTER ENDED APRIL 3, 1999
                   AND THE FIRST QUARTER ENDED APRIL 4, 1998
                                  (Continued)

The tables below and on the next page set forth, for the periods presented, (a) certain unaudited consolidated operating results, (b) the change in the amount and the percentage change of such results as compared to the prior comparable period, (c) the percentage which such results bear to net sales, and (d) the change of such percentages as compared to the prior comparable period. The results of operations for the first quarter ended April 3, 1999 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

                                                        Change in
                              First Quarter Ended   First Quarter 1999
                               April 3, April 4,   as Compared to 1998
                                 1999      1998        $          %
                               ------   -------     --------    --------
                                   (Dollar amounts in millions)

Net sales                       $406.7    $392.5      $14.2        3.6%
Cost of products sold            296.9     294.3       (2.6)       (.9)
Selling, general and
  administrative expense          77.4      75.6       (1.8)      (2.4)
Amortization of goodwill
  and intangible assets            4.8       2.9       (1.9)     (65.5)
                                ------    ------      -----
Operating earnings                27.6      19.7        7.9       40.1
Interest expense                 (23.9)    (19.5)      (4.4)     (22.6)
Investment income                  2.8       2.3         .5       21.7
                                ------    ------      -----
Earnings before provision
  for income taxes                 6.5       2.5        4.0      160.0
Provision for income taxes         3.0       1.2       (1.8)    (150.0)
                                ------    ------      -----
Net earnings                    $  3.5    $  1.3      $ 2.2      169.2%
                                ======    ======      =====

                         NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE FIRST QUARTER ENDED APRIL 3, 1999
                   AND THE FIRST QUARTER ENDED APRIL 4, 1998
                                  (Continued)


                                                        Change in
                             Percentage of Net Sales     Percentage
                              First Quarter Ended     for the First
                               April 3,  April 4,      Quarter 1999
                                 1999      1998    as Compared to 1998
                               -------   -------   -------------------
Net sales                        100.0%    100.0%            ---
Cost of products sold             73.0      75.0             2.0%
Selling, general and
  administrative expense          19.0      19.3              .3
Amortization of goodwill
  and intangible assets            1.2        .7             (.5)
                                 -----     -----             ---
Operating earnings                 6.8       5.0             1.8
Interest expense                  (5.9)     (5.0)            (.9)
Investment income                   .7        .6              .1
                                 -----     -----              --
Earnings before provision
  for income taxes                 1.6        .6             1.0
Provision for income taxes          .7        .3             (.4)
                                 -----     -----             ---
Net earnings                        .9%       .3%             .6%
                                 ======    ======            ====


Net sales increased approximately $14,200,000 or approximately 3.6% for the first quarter of 1999, as compared to 1998 (or increased approximately $14,400,000 or approximately 3.7% excluding the effect of changes in foreign exchange rates). Net sales increased in 1999 principally as a result of acquisitions and higher sales volume, partially offset by the effect of Businesses sold. The acquisition of NuTone on July 31, 1998 contributed approximately $48,100,000 of the $49,300,000 increase ($49,500,000 increase excluding the effect of changes in foreign exchange rates) in net sales in the Residential Building Products Segment in 1999. Net sales in the Air Conditioning and Heating Products Segment increased approximately $15,500,000 or 15.4%. The increase is principally as a result of higher sales volume in this Segment. In addition, the acquisition of Webco on March 8, 1999 contributed approximately $1,800,000 of this increase. The increase in net sales in the Windows, Doors and Siding Segment is principally as a result of the acquisition of Napco on October 9, 1998, which contributed approximately $18,700,000 to this Segment's increase in net sales in the first quarter of 1999. These increases were partially offset by the effect of approximately $71,440,000 of lower net sales attributable to Businesses sold in 1998.

Cost of products sold as a percentage of net sales decreased from approximately 75.0% in 1998 to approximately 73.0% in 1999. Changes in the percentages were, in large part, affected by acquisitions and Businesses sold in 1998. Excluding the effect of

                         NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE FIRST QUARTER ENDED APRIL 3, 1999
                   AND THE FIRST QUARTER ENDED APRIL 4, 1998
                                  (Continued)

Businesses sold, cost of products sold as a percentage of net sales decreased from approximately 74.4% in 1998 to approximately 73.0% in 1999. This decrease in the percentage principally resulted from the acquisition of NuTone (which has a lower level of cost of sales than the overall group of businesses owned prior to such acquisition) and, to a lesser extent, a reduction in the level of costs in the window operations of the Company's Windows, Doors and Siding Segment and the effect of higher sales levels in the Residential Building Products Segment without a proportionate increase in costs. Partially offsetting these factors were the effect of Napco (which has a higher level of cost of sales than the overall group of businesses owned prior to such acquisition) and higher costs in the Air Conditioning and Heating Products Segment, in part, as a result of costs incurred in connection with capacity expansion and realignment of manufacturing operations during the first quarter of 1999. Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, material costs and changes in productivity levels.

Selling, general and administrative expense as a percentage of net sales decreased from approximately 19.3% in 1998 to approximately 19.0% in 1999. This decrease in the percentage was principally affected as a result of acquisitions and Businesses sold in 1998. Excluding the effect of Businesses sold, selling, general and administrative expense as a percentage of net sales decreased from approximately 19.5% in 1998 to approximately 19.0% in 1999. The decrease in the percentage is principally as a result of the effect of the acquisition of Napco (which has a lower level of expense as a percentage of net sales than the overall group of businesses owned prior to such acquisition) and an increase in net sales in the Air Conditioning and Heating Products Segment without a proportionate increase in expense. This was partially offset by the effect of the acquisition of NuTone, which has a higher level of expense as a percentage of net sales than the overall group of businesses owned prior to such acquisition.

Amortization of goodwill and intangible assets, as a percentage of net sales, increased from approximately .7% of net sales in 1998 to approximately 1.2% of net sales in 1999, principally as a result of the acquisitions of NuTone, Napco and Webco.

                         NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE FIRST QUARTER ENDED APRIL 3, 1999
                   AND THE FIRST QUARTER ENDED APRIL 4, 1998
                                  (Continued)

Consolidated operating earnings increased approximately $7,900,000 from approximately $19,700,000 in 1998 as compared to approximately $27,600,000 in 1999. Businesses acquired in 1998 and 1999 contributed approximately $8,000,000 of the increase, of which approximately $300,000 was in the Windows, Doors and Siding Segment, $500,000 was in the Air Conditioning and Heating Products Segment and $7,200,000 was in the Residential Building Products Segment. Consolidated operating earnings have been reduced by depreciation and amortization expense of approximately $13,000,000 and approximately $10,000,000 for 1999 and 1998, respectively. Businesses acquired in 1998 and 1999 contributed approximately $2,800,000 of the increase in depreciation and amortization expense in 1999, of which approximately $700,000 was in the Windows, Doors and Siding Segment and $2,100,000 was in the Residential Building Products Segment. Depreciation and amortization expense for the first quarter ended April 4, 1998 relating to the operating results of Businesses sold in 1998 was approximately $500,000. The increase in operating earnings was also due, in part, to lower costs and expenses (approximately $1,600,000 excluding the contribution of Napco) in the Windows, Doors and Siding Segment, increased sales volume without a proportionate increase in costs and expenses in the Residential Building Products Segment (approximately $1,000,000 excluding the contribution from NuTone), as noted above, and to a lesser extent, the Air Conditioning and Heating Products Segment. These increases in operating earnings were partially offset by the effect of approximately $2,800,000 for Businesses sold in 1998.

Operating earnings of foreign operations, consisting primarily of the results of operations of the Company's Canadian and European subsidiaries which manufacture built-in ventilation products, were approximately 5.3% and 8.3% of operating earnings (before corporate overhead) in 1999 and 1998, respectively. The decline in foreign operating earnings as a percentage of net sales is principally as a result of the increased domestic sales and operating earnings from acquisitions. Sales and earnings derived from the international market are subject to the risks of currency fluctuations.

Interest expense in 1999 increased approximately $4,400,000 or approximately 22.6% as compared to 1998, primarily as a result of the sale of the 8 7/8% Notes on July 31, 1998. This increase was partially offset by the paydown of approximately $27,700,000 of debt with a portion of the proceeds from the sale of businesses in 1998.

                         NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE FIRST QUARTER ENDED APRIL 3, 1999
                   AND THE FIRST QUARTER ENDED APRIL 4, 1998
                                  (Continued)

Investment income in 1999 increased approximately $500,000 or approximately 21.7% as compared to 1998, principally due to higher average invested balances partially offset by slightly lower yields earned on short-term investments and marketable securities.

The provision for income taxes was approximately $3,000,000 for 1999, as compared to approximately $1,200,000 for 1998. The income tax rates differed from the United States Federal statutory rate of 35% principally as a result of state income tax provisions, nondeductible amortization expense (for tax purposes), changes in tax reserves, the effect of foreign income tax on foreign source income and the effect of product development tax credits from foreign operations.

Liquidity and Capital Resources
-------------------------------
The Company is highly leveraged and expects to continue to be highly leveraged for the foreseeable future. At April 3, 1999, the Company had consolidated debt of approximately $1,021,600,000 consisting of (i) $16,100,000 of short-term borrowings and current maturities of long-term debt, (ii) $110,500,000 of notes, mortgage notes and other indebtedness, (iii) $209,300,000 of the 8 7/8% Senior Notes due 2008 ("8 7/8% Notes"), (iv) $174,100,000 of the 9 1/4% Senior Notes
due 2007 ("9 1/4% Notes"),  (v)  $203,800,000 of the 9 7/8% Senior  Subordinated
Notes due 2004 ("9 7/8% Notes") and (vi) $307,800,000 of the 9 1/8% Senior Notes due 2007 ("9 1/8% Notes"). At April 3, 1999, the Company had consolidated unrestricted cash, cash equivalents and marketable securities of approximately $148,700,000 as compared to approximately $209,600,000 at December 31, 1998 and the Company's debt to equity ratio was approximately 4.6:1 at April 3, 1999 as compared to 4.7:1 at December 31, 1998.

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

                         NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE FIRST QUARTER ENDED APRIL 3, 1999
                   AND THE FIRST QUARTER ENDED APRIL 4, 1998
                                  (Continued)

The Company has evaluated and expects to continue to evaluate possible acquisition transactions and possible dispositions of certain of its businesses on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions. Acquisitions in 1999 were funded through the use of unrestricted cash, investments and the issuance of the Company's Common Stock.

The indentures and other agreements governing the Company and its subsidiaries' indebtedness (including the indentures for the 8 7/8% Notes, the 9 7/8% Notes, the 9 1/4% Notes and the 9 1/8% Notes and a credit agreement for the Ply Gem credit facility) contain restrictive financial and operating covenants including covenants that restrict the ability of the Company and its subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions.

The Company expects to meet its cash flow requirements through fiscal 1999 from cash generated from operations, existing cash, cash equivalents and marketable securities, and possible financings, which may include securitization of accounts receivable and mortgage or capital lease financings.

On March 8, 1999 the Company acquired Webco, a designer and manufacturer of custom air handling equipment. For the year ended October 31, 1998, Webco had net sales of approximately $13,900,000.

On April 23, 1999, the Company acquired the Caradon Acquired Companies from Caradon America Inc. and Caradon Limited, which are wholly owned subsidiaries of Caradon plc, a United Kingdom company. The Caradon Acquired Companies manufacture and sell premium residential windows, entry doors and patio doors to both the new construction and replacement markets. The purchase price was funded through the use of unrestricted cash and investments in the second quarter of 1999. For the year ended December 31, 1998, the Caradon Acquired Companies had combined net sales of approximately $169,700,000.

As the Company begins the process of integrating the 1998 and 1999 acquisitions into its businesses, it expects to achieve significant synergies, cost savings and reductions during 1999, partially offset by certain costs and expenses. The total expenditures associated with this effort, which are estimated to range between approximately $17,000,000 and $24,000,000 for acquisitions prior to April 3, 1999, are expected to be funded from the Company's 1999 operating cash flow. The Company expects to finalize its integration plans and determine an estimated cost to complete such intergration, for the acquistions prior to April

                         NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE FIRST QUARTER ENDED APRIL 3, 1999
                   AND THE FIRST QUARTER ENDED APRIL 4, 1998
                                  (Continued)

3, 1999, by the second quarter of 1999. If significant difficulty is encountered during the integration process, or if such synergies and cost savings are not realized, the results of operations, cash flow and financial condition of the Company likely will be adversely affected. There can be no assurance that the Company will be able to successfully manage and integrate the 1998 and 1999 acquisitions. (See Note K of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

Unrestricted cash and cash equivalents decreased from approximately $87,876,000 at December 31, 1998 to approximately $57,808,000 at April 3, 1999. Marketable securities available for sale decreased from approximately $121,757,000 at December 31, 1998 to approximately $90,921,000 at April 3, 1999. The Company's investment in marketable securities at April 3, 1999 consisted primarily of certificates of deposit and bank issued money market instruments. At April 3, 1999, approximately $8,024,000 of the Company's cash and investments were pledged as collateral for insurance and other requirements and were classified as restricted in current assets in the Company's accompanying consolidated balance sheet.

Capital expenditures were approximately $41,400,000 in 1998 and are expected to range between approximately $40,000,000 and $45,000,000 in 1999.

The Company's Board of Directors has authorized a program to purchase up to 500,000 shares of the Company's Common and Special Common Stock in open-market or negotiated transactions subject to market conditions, cash availability and provisions of the Company's outstanding debt instruments. As of April 30, 1999, the Company had purchased approximately 470,000 shares of its Common and Special Common Stock under this program for approximately $13,269,000 and accounted for such share purchases as Treasury Stock.

At April 30, 1999, approximately $68,168,000 was available for the payment of cash dividends, stock payments or other restricted payments as defined under the terms of the Company's most restrictive Indenture. (See Note E of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

                         NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE FIRST QUARTER ENDED APRIL 3, 1999
                   AND THE FIRST QUARTER ENDED APRIL 4, 1998
                                  (Continued)

The Company's working capital decreased and its current ratio increased slightly from approximately $337,207,000 and 2.0:1, respectively, to approximately $335,128,000 and 2.1:1, respectively, between December 31, 1998 and April 3, 1999, principally as a result of payments related to acquisitions partially offset by working capital acquired from Webco and net of the factors described below.

Accounts receivable increased approximately $19,068,000 or approximately 9.3%, between December 31, 1998 and April 3, 1999, while net sales decreased approximately $31,300,000 or approximately 7.2% in the first quarter of 1999 as compared to the fourth quarter of 1998, primarily as a result of Businesses sold in the fourth quarter of 1998 which accounted for approximately $23,500,000 of net sales in the fourth quarter of 1998. The acquisition of Webco contributed approximately $2,600,000 to the increase in accounts receivable for the first quarter 1999. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on April 3, 1999 as compared to December 31, 1998. The Company has not experienced any significant overall changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in 1999.

Inventories increased approximately $14,083,000 or approximately 8.7%, between December 31, 1998 and April 3, 1999. Webco contributed approximately $1,300,000 to the increase in inventory for the first quarter 1999.

Accounts payable increased approximately $12,381,000 or approximately 10.3%, between December 31, 1998 and April 3, 1999. The acquisition of Webco contributed approximately $519,000 to the increase in accounts payable.

                         NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE FIRST QUARTER ENDED APRIL 3, 1999
                   AND THE FIRST QUARTER ENDED APRIL 4, 1998
                                  (Continued)

Unrestricted cash and cash equivalents decreased approximately $30,068,000 from December 31, 1998 to April 3, 1999, principally as a result of the following:
                                                         Condensed
                                                        Consolidated
                                                         Cash Flows
Operating Activities--
 Cash flow from operations, net                         $ 17,376,000
 Increase in accounts receivable, net                    (16,661,000)
 Increase in inventories                                 (13,266,000)
 Increase in prepaids and other current assets              (558,000)
 Increase in accounts payable                             12,992,000
 Decrease in accrued expenses and taxes                  (36,594,000)
Investing Activities---
 Net cash paid for businesses acquired                    (8,023,000)
 Proceeds from the sale of marketable
   securities, net                                        31,121,000
 Capital expenditures                                    (11,772,000)
 Decrease in restricted cash and investments               5,743,000
Financing Activities---
 Payment of borrowings, net                               (2,972,000)
 Purchase of Nortek Common and Special
   Common Stock                                           (2,390,000)
Other, net                                                (5,064,000)
                                                        -------------
                                                        $(30,068,000)
                                                        =============


The impact of changes in foreign currency exchange rates on cash was not material and has been included in other, net.

The Company's debt-to-equity ratio decreased from approximately 4.7:1 at December 31, 1998 to 4.6:1 at April 3, 1999, primarily as a result of the increase in equity due to net earnings for the first three months of 1999, the issuance of Common Stock as partial consideration for an acquisition and the net payment of borrowings, partially offset by the effect of the purchase of Nortek Common and Special Common Stock and changes in currency translation. (See the Consolidated Statement of Stockholders' Investment included elsewhere herein.)

Inflation, Trends and General Considerations
--------------------------------------------
The Company has evaluated and expects to continue to evaluate possible acquisition transactions and the possible dispositions of certain of its businesses on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions.

                         NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE FIRST QUARTER ENDED APRIL 3, 1999
                   AND THE FIRST QUARTER ENDED APRIL 4, 1998
                                  (Continued)

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

The demand for the Company's products is seasonal, particularly in the Northeast and Midwest regions of the United States where inclement weather during the winter months usually reduces the level of building and remodeling activity in both the home improvement and new construction markets. The Company's lower sales levels usually occur during the first and fourth quarters. Since a high percentage of the Company's manufacturing overhead and operating expenses are relatively fixed throughout the year, operating income and net earnings tend to be lower in quarters with lower sales levels. The businesses acquired in 1997, 1998 and 1999 included in the Windows, Doors and Siding Segment have, in the past, been more seasonal in nature than the Company's businesses owned prior to these acquisitions. In addition, the demand for cash to fund the working capital of the Company's subsidiaries is greater from late in the first quarter until early in the fourth quarter.

Market Risk
------------
As discussed more specifically below, the Company is exposed to market risks related to changes in interest rates, foreign currencies and commodity pricing. The Company uses derivative financial instruments on a limited basis to hedge economic exposures. The Company does not enter into derivative financial instruments or other financial instruments for trading purposes.

There have been no significant changes in market risk from the December 31, 1998 disclosures included in the Company's Annual Report on Form 10-K.

A. Interest Rate Risk
---------------------
The Company is exposed to market risk from changes in interest rates primarily through its investing and borrowing activities. In addition, the Company's ability to finance future acquisition transactions may be impacted if the Company is unable to obtain appropriate financing at acceptable interest rates.

                         NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE FIRST QUARTER ENDED APRIL 3, 1999
                   AND THE FIRST QUARTER ENDED APRIL 4, 1998
                                  (Continued)

The Company's strategy for managing interest rate exposure is to invest in short-term, highly liquid investments and marketable securities. Short-term investments primarily consist of money market accounts and corporate commercial paper with original maturities of 90 days or less.

The Company manages its borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities. In addition, the Company has hedged its exposure on a substantial portion of its variable rate debt by entering into interest rate swap agreements to lock in a fixed rate.

B. Foreign Currency Risk
-------------------------
The Company's results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Italian Lira and the Canadian Dollar. For the first quarter of 1999, the net impact of foreign currency changes was not material to the Company's financial condition or results of operations. The Company manages its exposure to foreign currency exchange risk principally by trying to minimize the Company's net investment in foreign assets through the use of strategic short and long-term borrowings at the foreign subsidiary level. The Company generally does not enter into derivative financial instruments to manage foreign currency exposure. At April 3, 1999, the notional amounts of outstanding foreign currency hedging contracts, all of which expire in 1999, were not material. The Company does not expect the settlement of such contracts to have a material impact on financial condition or results of operations in fiscal 1999.

The Company's operations in Europe are not significant and, therefore, the Company does not expect to be materially impacted by the introduction of a European single currency, the Euro.

C. Commodity Pricing Risk
-------------------------
The Company is subject to significant market risk with respect to the pricing of its principal raw materials, which include, among others, steel, copper, packaging material, plastics, resins, glass, wood and aluminum. If prices of these raw materials were to increase dramatically, the Company may not be able to pass such increases on to its customers and, as a result, gross margins could decline significantly. The Company manages its exposure to commodity pricing risk by continuing to diversify its product mix, strategic buying programs and vendor partnering.

                         NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE FIRST QUARTER ENDED APRIL 3, 1999
                   AND THE FIRST QUARTER ENDED APRIL 4, 1998
                                  (Continued)

The Company generally does not enter into derivative financial instruments to manage commodity-pricing exposure. At April 3, 1999, the Company did not have any outstanding commodity forward contracts.

Year 2000 Disclosure
---------------------
The Year 2000 ("Y2K") issue refers to and arises from deficient computer programs and related products, such as embedded chips, which do not properly distinguish between a year that begins with "20" instead of "19" beginning on January 1, 2000. If not corrected, many businesses and processes could fail or create erroneous results. The extent of the potential impact of the Y2K problem is not yet known, and if not timely corrected, it could affect the global economy. As required by recent guidance from the Securities and Exchange Commission ("SEC") applicable to all public companies, the following disclosure provides more detail regarding the Company's Y2K compliance than previous reports filed by the Company.

A. The  Company's  Readiness:
-----------------------------
To manage its Y2K program, the Company established a corporate-wide initiative and has divided its efforts into five areas: awareness (communication to employees, vendors and suppliers of the Y2K issue), assessment (a complete inventory of all aspects of the business that might be affected), remediation/validation (develop plans to correct all issues identified from the assessment stage), implementation (corrective measures taken to solve the Y2K issues identified) and contingency (alternative actions developed in the event that all corrective measures are not implemented by Y2K). Further, the Company has identified three key areas of concentration: information technology ("IT") systems, non-IT systems and third parties (suppliers and customers). The Company's subsidiaries are in various stages of completion of this readiness, including the remediation, implementation and contingency stages, for the Y2K issue. Certain of the Company's subsidiaries are simultaneously working on the remediation, implementation and contingency stages of this initiative. During the second and third fiscal quarters of 1999, the Company's subsidiaries expect to make significant progress in the remediation and implementation stages. Overall the Company believes that it is in the remediation stage of addressing the Y2K issue and expects by the end of the second fiscal quarter of 1999 to provide a more definitive assessment of the status of each stage. Although the Company believes that all information

                         NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE FIRST QUARTER ENDED APRIL 3, 1999
                   AND THE FIRST QUARTER ENDED APRIL 4, 1998
                                  (Continued)

technology ("IT") and non-IT systems material to the Company's business will be Y2K compliant on or before December 31, 1999, it cannot predict the outcome or the success of its Y2K program, or that third party systems are or will be Y2K compliant, or that the costs required to address the Y2K initiative, or that the impact of a failure to achieve substantial Y2K compliance, will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

                         NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE FIRST QUARTER ENDED APRIL 3, 1999
                   AND THE FIRST QUARTER ENDED APRIL 4, 1998
                                  (Continued)

The Company operates in a decentralized environment and major computer systems are, therefore, in various states of readiness. The Company has 19 businesses with various IT systems that support 100% of the Company's net sales for 1998 after excluding net sales of Businesses sold in 1998. Including the four businesses acquired in 1999 and one business started in 1999, the Company has a total of 24 businesses. The Company is in the process of bringing the businesses acquired in 1999 into the Nortek Y2K program. During the second quarter of 1999, the Company will review the state of readiness of these acquisitions and report on their readiness in the Company's second quarter 1999 report on Form 10-Q. Until this review is completed, the Company is unable to make an assessment of the Y2K readiness of these acquisitions. Combined, the four companies had sales of approximately $183,600,000 in 1998. The Company estimates that the remediation effort for IT systems Y2K issues of 13 business units representing approximately 56% of net sales for 1998 are approximately 80-95% complete. The Company estimates that the remediation effort for the IT systems Y2K issues of four business units representing approximately 27% of net sales for 1998 are approximately 60-75% complete. The Company estimates that the remediation effort for the IT systems Y2K issues of two business units representing approximately 18% of net sales for 1998 is approximately 35-55% complete.

Substantially all of the non-IT systems, including telephone systems and office equipment, have been tested. Those found not to be Y2K compliant are in the process of being replaced or repaired. Machinery and equipment testing and remediation are in process and the Company estimates this phase to be approximately 45% complete overall.

B. Cost:
---------
The Company's estimate for remediation directly related to fixing Y2K issues is approximately $6,500,000 excluding businesses acquired in 1999. The total estimated expenditures of approximately $6,500,000 consist of approximately $2,000,000 of IT computer hardware equipment costs, approximately $3,000,000 of IT software and non-IT computer hardware expenditures and approximately $1,500,000 of other non-IT expenditures. The Company has spent approximately $3,600,000 through April 3, 1999. All of the Company's Y2K compliance expenditures have been or are expected to be funded from the Company's operating cash flow.

The Company's Y2K compliance budget does not include significant amounts for hardware replacement because the Company has historically employed a strategy to continually upgrade its

                         NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE FIRST QUARTER ENDED APRIL 3, 1999
                   AND THE FIRST QUARTER ENDED APRIL 4, 1998
                                  (Continued)

computer systems. Consequently, the Company's Y2K compliance budget has not required the diversion of funds from or the postponement of the implementation of other planned IT projects.

Actual costs to be incurred by the Company may deviate from the estimates above, as a result of dependence on a number of factors which cannot be accurately predicted, including, among others, the extent and difficulty of the remaining remediation and other work to be done, the availability and cost of consultants, and the extent of testing required to demonstrate Y2K compliance.

C. Risks:
---------
Based on current information, the Company believes that the Y2K problem will not have a material adverse effect on the Company, its business or its financial condition. However, there can be no assurance that Y2K remediation by the Company or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on the Company, its business and its financial condition. The Company believes that the greatest risk presented by the Y2K problem is from third parties, such as suppliers, financial institutions, utility providers and customers, among others, who may not have adequately addressed the problem. A failure of any such third party's computer or other applicable systems in sufficient magnitude could materially and adversely affect the Company. The Company is not presently able to quantify this risk.

The Company is unable to assess a reasonable worst case Y2K scenario given a number of factors outside of the Company's direct or indirect control, including, among others, the Company's current remediation status and the uncertainty of the readiness of vendors and customers. The Company recognizes the risks in its ability to conduct business if other key suppliers in utilities, communications, transportation, banking and government, both domestic (local, state and federal) and foreign, are not Y2K ready. The Company is in the process of surveying vendors and customers about their readiness. Upon completion of this survey, the Company will complete its own internal review of this information to verify the accuracy of the responses. The Company is monitoring news and progress reports pertaining to those critical services to determine the effect on the Company's ability to conduct business as a result of Y2K issues on the economy if those and other key suppliers in utilities, communications, transportation, banking and government, both domestic (local, state and federal) and foreign, cease to

                         NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE FIRST QUARTER ENDED APRIL 3, 1999
                   AND THE FIRST QUARTER ENDED APRIL 4, 1998
                                  (Continued)

function. Once the Company has completed its remediation phase of the Y2K issue, the Company will develop appropriate worst-case scenarios and plans to deal with such contingencies.

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

The Company's contingency plans for IT systems have not been completely developed, but are expected to be complete by mid 1999. The Company expects to complete the preparation of its contingency plans after evaluating the results of the remediation phase of the Y2K project for IT systems. In planning for issues not resolved or contemplated for IT systems, the Company plans to allocate internal resources and may retain dedicated consultants and vendor representatives to be available to take corrective action, if necessary. However, the Company will adjust and adopt additional plans if situations arise requiring modifications to existing contingency plans or new contingency plans, as required.

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

Forward-Looking Statements
--------------------------
This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this discussion and throughout this document, words, such as "intends," "plans," "estimates," "believes," "anticipates" and "expects" or similar expressions are intended to identify forward-looking statements. These statements are based on the Company's current plans and expectations and involve risks and uncertainties, over which the Company has no control, that could cause actual future activities and results of

                         NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE FIRST QUARTER ENDED APRIL 3, 1999
                   AND THE FIRST QUARTER ENDED APRIL 4, 1998
                                  (Continued)

operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and operating results to differ include the availability and cost of certain raw materials costs, (including, among others, steel, copper, packaging materials, plastics resins, glass, wood and aluminum) and purchased components, the level of domestic and foreign construction and remodeling activity affecting residential and commercial markets, interest rates, employment, inflation, Y2K readiness, currency translation, consumer spending levels, operating in international economies, the rate of sales growth, price, and product and warranty liability claims. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Readers are also urged to carefully review and consider the various disclosures made by the Company, in this document, as well as the Company's periodic reports on Forms 10-K, 10-Q and 8-K, filed with the SEC.

                          PART II. OTHER INFORMATION





Item 6.       Exhibits and Reports on Form 8-K
              (a)    Exhibits

                     27 Financial Data Schedule (filed herewith).

               (b)   Reports on Form 8-K.

                     The following reports on Form 8-K were filed by the registrant during the period:

                          January 11, 1999, Item 5, Other

                          March 10, 1999, Item 5, Other

                                   SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NORTEK, INC.
                                    (Registrant)




                                    /s/ Almon C. Hall
                                    --------------------
                                    Almon C. Hall, Vice President and
                                    Controller and Chief Accounting Officer




May 18,1999
(Date)