Form 10-Q
period 1999-07-03
NORTEK INC
filed 1999-08-17
CIK 72423

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C. 20549


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended July 3, 1999
                                 OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


For the transition period from _______________  to  __________________
Commission File No.     1-6112


                                  NORTEK, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                               05-0314991
 State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)            Identification No.)

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

Yes     X    No

The number of shares of Common Stock outstanding as of August 6, 1999 was 11,273,253. The number of shares of Special Common Stock outstanding as of August 6, 1999 was 555,045.

                    NORTEK, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET
                    (Dollar amounts in thousands)

                                           July 3,    Dec. 31,
                                            1999        1998
                                            ----        ----
                                              (Unaudited)
Assets

Current Assets:
Unrestricted
  Cash and cash equivalents              $   72,143  $   87,876
  Marketable securities available for        30,803     121,757
sale
Restricted
  Investments and marketable securities
    at cost, which approximates market        9,970      13,818
Accounts receivable, less allowances
  of $11,786 and $10,657                    291,320     205,359
Inventories
  Raw materials                              96,151      69,247
  Work in process                            17,359      13,010
  Finished goods                             98,104      80,450
                                         ----------  ----------
                                            211,614     162,707

Prepaid expenses                             13,970      10,938
Other current assets                         12,837      15,513
Prepaid income taxes                         60,543      54,163
                                         ----------  ----------
      Total current assets                  703,200     672,131
                                         ----------  ----------

Property and Equipment, at Cost:
Land                                         15,379      12,628
Buildings and improvements                  109,017     102,455
Machinery and equipment                     342,699     294,551
                                         ----------  ----------
                                            467,095     409,634
Less accumulated depreciation               145,511     130,010
                                          ---------   ---------
      Total property and equipment, net     321,584     279,624
                                          ---------   ---------

Other Assets:
Goodwill, less accumulated amortization
  of $49,070 and $41,204                    575,567     598,823
Intangible assets, net                      108,453      73,441
Deferred debt expense                        23,417      24,845
Other                                        42,279      41,129
                                         ----------  ----------
                                            749,716     738,238
                                         ----------  ----------
                                         $1,774,500  $1,689,993
                                         ==========  ==========



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    NORTEK, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET
                    (Dollar amounts in thousands)
                             (Continued)

                                           July 3,    Dec. 31,
                                            1999        1998
                                            ----        ----
                                              (Unaudited)

Liabilities and Stockholders' Investment

Current Liabilities:
Notes payable and other short-term
  obligations                            $    9,490  $   10,962
Current maturities of long-term debt          5,478       6,776
Accounts payable                            166,870     120,101
Accrued expenses and taxes, net             200,001     197,085
                                         ----------  ----------
      Total current liabilities             381,839     334,924
                                         ----------  ----------
Other Liabilities
Deferred income taxes                        46,390      26,040
Other                                        98,143     104,306
                                         ----------  ----------
                                            144,533     130,346
                                         ----------- -----------
Notes, Mortgage Notes and Obligations
  Payable, Less Current Maturities        1,006,414   1,007,113

Stockholders' Investment:
Preference stock, $1 par value;
authorized
  7,000,000 shares, none issued                 ---        ---
Common stock, $1 par value; authorized
  40,000,000 shares; 18,692,385 and
  18,427,595 shares issued                   18,692     18,428
Special common stock, $1 par value;
  authorized 5,000,000 shares; 845,760
  and 854,935 shares issued                     846        855
Additional paid-in capital                  207,857    201,626
Retained earnings                           117,266     93,966
Accumulated other comprehensive loss        (13,508)   (11,596)
Less --treasury common stock at cost,
       7,426,713 and 7,290,335 shares       (87,378)   (83,711)
     --treasury special common stock
       at cost, 289,881 and
       286,009 shares                        (2,061)    (1,958)
                                             ------     ------
      Total stockholders' investment        241,714     217,610
                                            -------     -------
                                         $1,774,500  $1,689,993
                                         ==========  ==========




The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    NORTEK, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (In thousands except per share amounts)


                                              For The
                                        Three Months Ended
                                        ------------------
                                        July 3,     July 4,
                                          1999        1998
                                          ----        ----
                                             (Unaudited)

Net Sales                              $544,088      $449,647

Costs and Expenses:
  Cost of products sold                 384,971       333,506
  Selling, general and administrative
    expense                              95,842        79,938
  Amortization of goodwill and
    intangible assets                     5,055         3,049
                                       --------      --------
                                        485,868       416,493
                                       --------      --------

Operating earnings                       58,220        33,154
Interest expense                        (24,373)      (19,740)
Investment income                         1,653         2,086
                                       --------      --------
Earnings before provision for income
  taxes                                  35,500        15,500
Provision for income taxes               15,700         7,000
                                       --------      --------
Net Earnings                            $19,800      $  8,500
                                       ========      ========

Net Earnings per share of common
stock:
  Basic                                   $1.67         $ .79
                                          =====         =====
  Diluted                                 $1.64         $ .78
                                          =====         =====
Weighted Average Number of Shares:
  Basic                                  11,850        10,718
                                         ======        ======
  Diluted                                12,051        10,905
                                         ======        ======















The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    NORTEK, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (In thousands except per share amounts)


                                               For The
                                         Six Months Ended
                                         ----------------
                                        July 3,     July 4,
                                         1999        1998
                                        -------     -------
                                           (Unaudited)

Net Sales                              $950,788      $842,115

Costs and Expenses:
  Cost of products sold                 681,887       627,826
  Selling, general and administrative
    expense                             173,225       155,499
  Amortization of goodwill and
    intangible assets                     9,839         5,943
                                       --------      --------
                                        864,951       789,268
                                       --------      --------

Operating earnings                       85,837        52,847
Interest expense                        (48,339)      (39,198)
Investment income                         4,502         4,351
                                       --------      --------
Earnings before provision for income
  taxes                                  42,000        18,000
Provision for income taxes               18,700         8,200
                                       --------      --------
Net Earnings                           $ 23,300      $  9,800
                                       ========      ========

Net Earnings per share of common
stock:
  Basic                                   $1.97         $ .97
                                          =====         =====
  Diluted                                 $1.94         $ .95
                                          =====         =====
Weighted Average Number of Shares:
  Basic                                  11,798        10,129
                                         ======        ======
  Diluted                                11,988        10,311
                                         ======        ======















The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    NORTEK, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                       (Amounts in thousands)


                                                For the
                                            Six Months Ended
                                            ----------------
                                           July 3,    July 4,
                                            1999        1998
                                          -------     -------
                                              (Unaudited)

Cash Flows from operating activities:

Net earnings                              $ 23,300      $ 9,800
                                          --------      -------

Adjustments to reconcile net earnings
  to cash:
Depreciation and amortization expense       26,812       19,876
Non-cash interest expense                    1,832        1,611
Deferred federal income tax provision       15,000        4,400

Changes in certain assets and
liabilities,
  net of effects from acquisitions and
  dispositions:
Accounts receivable, net                   (63,527)     (40,952)
Prepaids and other current assets            2,973       (2,501)
Inventories                                (29,060)     (11,761)
Net assets of discontinued operations          ---       (6,659)
Accounts payable                            43,503       32,618
Accrued expenses and taxes                  (5,882)      (4,281)
Long-term assets, liabilities and other,
  net                                       (1,659)      (3,640)
                                            ------       ------
    Total adjustments to net earnings      (10,008)     (11,289)
                                           -------      -------
     Net cash provided by (used in)
       operating activities               $ 13,292      $(1,489)
                                          --------      -------















The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    NORTEK, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                       (Amounts in thousands)
                             (Continued)


                                                For the
                                            Six Months Ended
                                            ----------------
                                           July 3,    July 4,
                                            1999        1998
                                          -------    -------
                                              (Unaudited)

Cash Flows from investing activities:
Capital expenditures                      $(25,349)   $(15,507)
Net cash paid for businesses acquired      (86,571)        ---
Purchase of investments and marketable
  securities                               (54,310)        ---
Proceeds from the sale of investments
  and marketable securities                145,538      23,978
Proceeds from businesses sold, net             ---      24,937
Change in restricted cash
  and investments                            3,798         ---
Other, net                                  (5,573)     (5,048)
                                            ------      ------
  Net cash(used in)provided by investing
    activities                             (22,467)     28,360
                                          --------    --------
Cash Flows from financing activities:
Net proceeds from the sale of Nortek
  Common Stock                                 ---      64,190
Payment of borrowings, net                  (2,734)    (10,312)
Purchase of Nortek Common and Special
  Common Stock                              (3,770)     (6,574)
Other, net                                     (54)      1,602
                                          --------    --------
  Net cash (used in) provided by            (6,558)     48,906
                                          --------     -------
    financing activities
Net  (decrease)increase  in unrestricted
cash and cash equivalents                  (15,733)     75,777
Unrestricted cash and cash equivalents
  at the beginning of the period            87,876     125,842
                                            ------     -------
Unrestricted cash and cash equivalents
  at the end of the period                $ 72,143    $201,619
                                          ========    ========

Interest paid                             $ 45,992    $ 40,301
                                          ========    ========

Income taxes paid, net                    $  7,736    $  3,856
                                          ========    ========








The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
FOR THE THREE MONTHS ENDED JULY 4, 1998

                                          Addi-                       Accumulated
                                Special   tional                         Other
                         Common  Common  Paid in  Retained  Treasury  Comprehensive Comprehensive
                         Stock   Stock   Capital  Earnings   Stock    Income(Loss)  Income(Loss)
                         -----   -----   -------  --------   -----    ------------  ------------
                                             (Dollar amounts in thousands)
                                                      (Unaudited)

Balance, April 4, 1998   $16,213   $865  $136,736  $60,266 $(84,356)    $(6,033)       $  ---
Net earnings                 ---    ---       ---    8,500      ---         ---         8,500
Other comprehensive
  income:
  Currency translation
    adjustment               ---    ---       ---      ---      ---        (940)         (940)
  Unrealized increase in
    the value of market-
    able securities          ---    ---       ---      ---      ---          70            70
                                                                                       ------
Comprehensive income                                                                   $7,630
                                                                                       ======
Sale of 2,182,500
  shares  of common stock  2,182    ---    62,207      ---      ---         ---
4,459 shares of special
  common stock converted
  into 4,459 shares of
  common stock                 5     (5)      ---      ---      ---         ---
8,996 shares of common
  stock issued upon
  exercise of stock
  options                      9    ---       (57)     ---      ---         ---
Other                        ---    ---       ---      ---       68         ---
                         -------   ----  --------  ------- --------     -------
Balance, July 4, 1998    $18,409   $860  $198,886  $68,766 $(84,288)    $(6,903)
                         =======   ====  ========  ======= ========     =======



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
FOR THE THREE MONTHS ENDED JULY 3, 1999



                                          Addi-                      Accumulated
                                 Special  tional                        Other
                         Common  Common  Paid in  Retained Treasury  Comprehensive  Comprehensive
                          Stock   Stock  Capital  Earnings   Stock   Income(Loss)   Income(Loss)
                          -----   -----  -------  --------   -----   ------------   -----------
                                             (Dollar amounts in thousands)
                                                      (Unaudited)

Balance, April 3, 1999   $18,680   $849  $207,796  $97,466 $(88,059)  $(12,592)        $   ---
Net earnings                 ---    ---       ---   19,800      ---        ---          19,800
Other comprehensive
  income:
  Currency translation
    adjustment               ---    ---       ---      ---      ---       (941)           (941)
  Unrealized increase in
    the value of market-
    able securities          ---    ---       ---      ---      ---         25              25
                                                                                       -------
Comprehensive income                                                                   $18,884
                                                                                       =======
2,893 shares of
  special common stock
  converted into 2,893
  shares of common stock       3     (3)      ---      ---      ---        ---
9,750 shares of common
  stock issued upon
  exercise of stock
  options                      9    ---        61      ---      ---        ---
50,742 shares of
  treasury stock
  acquired                   ---    ---       ---      ---   (1,380)       ---
                         _______   ____  ________  _______ ________   ________
Balance, July 3, 1999    $18,692   $846  $207,857 $117,266 $(89,439)  $(13,508)
                         =======   ====  ======== ======== ========   ========


The accompanying notes are an integral part of these unaudited statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
FOR THE SIX MONTHS ENDED JULY 4, 1998

                                           Addi-                      Accumulated
                                 Special  tional                         Other
                         Common   Common  Paid in Retained  Treasury  Comprehensive  Comprehensive
                          Stock   Stock   Capital  Earnings   Stock    Income(Loss)   Income(Loss)
                          -----   -----   -------- --------   -----    ------------   ------------
                                             (Dollar amounts in thousands)
                                                      (Unaudited)

Balance, December 31,
  1997                   $16,051    $767  $135,345 $58,966  $(77,714)    $(5,327)       $  ---
Net earnings                 ---     ---       ---   9,800      ---         ---         9,800
Other comprehensive
  income:
  Currency translation
    adjustment               ---     ---       ---     ---       ---      (1,597)       (1,597)
  Unrealized increase in
    the value of market-
    able securities          ---     ---       ---     ---       ---         121           121
  Minimum pension
    liability  net  of $65
    tax benefit              ---     ---       ---     ---       ---        (100)         (100)
                                                                                        ------
Comprehensive income                                                                    $8,224
                                                                                        ======
Sale of  2,182,500
shares of common stock     2,182     ---    62,207     ---      ---         ---
8,156 shares of special
  common stock converted
  into 8,156 shares of
  common stock                 8      (8)      ---     ---      ---         ---
167,982 shares of common
  stock and 100,991
  shares of special
  common stock issued
  upon exercise of stock
  options                    168     101     1,334     ---      ---         ---
205,423 shares of
 treasury stock acquired     ---     ---       ---     ---   (6,574)        ---
                         -------    ----  -----    ------- --------     -------
Balance, July 4, 1998    $18,409    $860  $198,886 $68,766 $(84,288)    $(6,903)
                         =======    ====  ======== ======= ========     =======


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
FOR THE SIX MONTHS ENDED JULY 3, 1999

                                          Addi-                      Accumulated
                                 Special  tional                        Other
                         Common  Common  Paid in  Retained Treasury  Comprehensive  Comprehensive
                          Stock   Stock  Capital  Earnings   Stock   Income(Loss)   Income(Loss)
                          -----   -----  -------  --------   -----   ------------   ------------
                                             (Dollar amounts in thousands)
                                                     (Unaudited)
Balance, December 31,
  1998                   $18,428   $855  $201,626  $93,966  $(85,669)   $(11,596)      $   ---
Net earnings                 ---    ---       ---   23,300       ---         ---        23,300
Other comprehensive
  income:
  Currency translation
    adjustment               ---    ---       ---      ---       ---      (2,149)       (2,149)
  Unrealized increase in
    the value of market-
    able securities          ---    ---       ---      ---       ---        237            237
                                                                                       -------
Comprehensive income                                                                   $21,388
                                                                                       =======
9,175 shares of
  special common stock
  converted into 9,175
  shares of common stock       9     (9)      ---      ---      ---         ---
20,615 shares of common
   Stock issued upon
   exercise           of
stock
   options                    20    ---       151
140,250 shares of
  treasury stock
  acquired                   ---    ---       ---      ---   (3,770)        ---
235,000 shares of common
   stock issued as
   partial consideration
   for an acquisition        235    ---     6,080      ---      ---         ---
                         _______    ____ ________  _______  _______       ______
Balance, July 3, 1999    $18,692   $846  $207,857 $117,266 $(89,439)   $(13,508)
                         =======   ====  ========  =======  ========    ========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    NORTEK, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    JULY 3, 1999 AND JULY 4, 1998

(A) The unaudited condensed consolidated financial statements (the "Unaudited Financial Statements") presented have been prepared by Nortek, Inc. and include the accounts of Nortek, Inc., and all of its significant wholly owned subsidiaries (the "Company") after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, the Company believes that the disclosures included are adequate to make the information presented not misleading. Certain amounts in the Unaudited Financial Statements for prior periods have been reclassified to conform to the July 3, 1999 presentation. It is suggested that these Unaudited Financial Statements be read in conjunction with the financial statements and the notes included in the Company's latest Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

(B) During the second quarter of 1998, the Company sold, in a public offering, 2,182,500 shares of its common stock for net proceeds of approximately $64,190,000 (the "Common Stock Offering").

(C) Acquisitions are accounted for as purchases and, accordingly, have been included in the Company's consolidated results of operations since the acquisition date. Purchase price allocations are subject to refinement until all pertinent information regarding the acquisitions is obtained.

(D) On July 31, 1998, the Company, through a wholly owned subsidiary, purchased all of the issued and outstanding capital stock of NuTone Inc. ("NuTone"), a wholly owned subsidiary of Williams plc ("Williams") for an aggregate purchase price of $242,500,000 in cash plus approximately $5,500,000 in expenses and fees. The purchase price was funded through the use of the net proceeds from the sale of $210,000,000 principal amount of 8 7/8% Senior Notes due August 1, 2008 (the "8 7/8% Notes") at a slight discount, which occurred on July 31, 1998, together with approximately $44,800,000 of the cash proceeds received from the Common Stock Offering.

(E) The following presents the approximate unaudited Pro Forma net sales, depreciation and amortization expense (other than amortization of deferred debt expense and debt discount), operating earnings, earnings from continuing operations and diluted earnings per share from continuing operations of the

                    NORTEK, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    JULY 3, 1999 AND JULY 4, 1998
                             (Continued)

     Company for the three months and six months ended July 4, 1998 and the year ended December 31, 1998 and gives pro forma effect to the Common Stock Offering, the sale of the 8 7/8% Notes and the acquisition of NuTone on July 31, 1998, and reflects the estimated cost reductions directly attributable to the NuTone acquisition as described below as if such transactions had occurred on January 1, 1998. The Pro Forma results for the year ended December 31, 1998 below include the actual results of NuTone since July 31, 1998 in accordance with the purchase method of accounting for an acquisition. Pro Forma operating results do not give pro forma effect to dispositions of businesses that occurred in 1998, the acquisition of Napco, Inc. which occurred on October 9, 1998 or acquisitions in 1999. (See Notes I, J and K).

                          Three Months    Six Months       Year
                               Ended         Ended          Ended
                               July 4,       July 4,     December 31,
                                1998          1998          1998
                                ----         ----           ----
                                (In thousands except per share
                                           amounts)
                                         (unaudited)

    Pro Forma
    Net sales                 $495,000      $937,000    $1,849,000
    Depreciation and
      amortization expense      12,100        24,300        47,400
    Operating earnings          38,000        61,000       142,500
    Earnings from continuing
      operations                 8,000         8,600        31,400
    Diluted earnings per
      share from continuing
      operations                  $ .67        $ .72         $2.63

     At the date of the NuTone acquisition, the Company achieved cost reductions directly attributable to the acquisition from the elimination of fees and charges paid by NuTone to Williams and related entities. The unaudited Pro Forma operating earnings have been increased for the year ended December 31, 1998 and six months ended July 4, 1998 by approximately $354,000 and $384,000, respectively, and have been decreased for the three months ended July 4, 1998 by approximately $98,000 to reflect the elimination of such fees. Subsequent to the NuTone acquisition, the Company expects to realize approximately $15,000,000 in unaudited estimated annual cost reductions ("NuTone Cost Reductions")

                          NORTEK, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          JULY 3, 1999 AND JULY 4, 1998
                                   (Continued)

     that can be achieved as a result of integrating NuTone into the Company's operations. Pro Forma earnings have not been increased for the NuTone Cost Reductions for the periods presented, except for NuTone Cost Reductions actually achieved since the date of acquisition. The NuTone Cost Reductions are estimates and actual savings achieved could differ materially.

     In computing the Pro Forma earnings, earnings have been reduced by the net interest income on the aggregate cash portion of the purchase price of the NuTone acquisition at the historical rate earned by the Company and interest expense on indebtedness incurred in connection with the acquisition of NuTone. Earnings have also been reduced by amortization of goodwill and intangible assets and reflect net adjustments to depreciation expense as a result of an increase in the estimated fair market value of property and equipment and changes in depreciable lives. Interest expense was included on the 8 7/8% Notes at the applicable coupon rate plus amortization of deferred debt expense and debt discount, net of tax effect. The Pro Forma information presented does not purport to be indicative of the results which would have been reported if these transactions had occurred on January 1, 1998, or which may be reported in the future.

(F) The Company's Board of Directors has authorized a number of programs to purchase shares of the Company's Common and Special Common Stock. The most recent of these programs was announced on May 20, 1999, and allows the Company to purchase up to 500,000 shares of the Company's Common and Special Common Stock in open market or negotiated transactions, subject to market conditions, cash availability and provisions of the Company's outstanding debt instruments. As of August 6, 1999, the Company has purchased approximately 21,100 shares of its Common and Special Common Stock under this program for approximately $691,800 and accounted for such share purchases as Treasury Stock.

     At August 6, 1999 and approximately $80,584,000 was available for the payment of cash dividends, stock purchases or other restricted payments as defined under the terms of the Company's most restrictive Indenture.

(G) Basic earnings per share amounts have been computed using the weighted average number of common and common equivalent shares outstanding during each period. Special Common Stock is treated as the equivalent of Common Stock in determining

                          NORTEK, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          JULY 3, 1999 AND JULY 4, 1998
                                   (Continued)

     earnings per share results. Diluted earnings per share amounts have been computed using the weighted average number of common and common equivalent shares and the dilutive potential common and special common shares outstanding during each period.

     A reconciliation between basic and diluted earnings per share from continuing operations is as follows:

                               Three                  Six
                            Months Ended           Months Ended
                            ------------           ------------
                          July 3,  July 4,       July 3,  July 4,
                           1999      1998         1999     1998
                           ----      ----         ----     ----
                              (In thousands except per share
                                       amounts)

 Net earnings             $19,800  $ 8,500       $23,300  $ 9,800
 Basic EPS:
   Basic common shares     11,850   10,718        11,798   10,129
                           ======   ======        ======   ======
   Basic EPS                $1.67    $ .79         $1.97   $  .97
                            =====    =====         =====   ======
 Diluted EPS:
   Basic common shares     11,850   10,718        11,798   10,129
   Plus:  Impact of stock
          options             201      187           190      182
                           ------   ------        ------   ------
 Diluted common shares     12,051   10,905        11,988   10,311
                           ======   ======        ======   ======
 Diluted EPS                $1.64    $ .78         $1.94    $ .95
                            =====    =====         =====    =====


(H) In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     SFAS 133 is effective for fiscal years beginning after June 15, 2000. A company may also implement the Statement as of

                          NORTEK, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          JULY 3, 1999 AND JULY 4, 1998
                                   (Continued)

     the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998).

     The Company is in the process of  quantifying  the impacts of adopting SFAS
     133 on its financial statements and has not determined the timing of or method of adoption.

(I) On March 8, 1999, the Company acquired Webco, Inc. ("Webco"), a designer and manufacturer of custom air handling equipment for industrial, institutional and commercial customers. For the fiscal year ended October 31, 1998, Webco had net sales of approximately $13,900,000.

(J) On April 23, 1999, the Company completed the acquisition of three businesses from Caradon plc of the United Kingdom: Peachtree Doors and Windows, Thermal-Gard and CWD Windows and Doors (the "Caradon Acquired Companies"). Peachtree Doors and Windows, based in Norcross, Georgia, is a national supplier of premium residential windows, entry doors and patio doors that target custom and high-end home markets. Thermal-Gard, based in Punxsutawney, Pennsylvania, manufactures premium replacement windows, patio doors and sunrooms. CWD Windows and Doors, headquartered in Calgary, Alberta, is a leading provider of complete window and door systems for new homes in Western Canada. For the year ended December 31, 1998, the Caradon Acquired Companies had combined net sales of approximately $169,700,000.

(K) On May 28, 1999, the Company acquired Multiplex Technologies, Inc. ("Multiplex"), a leading manufacturer and designer of high-performance, multi-room video distribution equipment for home automation/home entertainment. Multiplex had net sales of approximately $10,000,000 for the year ended December 31, 1998.

(L)  Effective  in 1998,  the  Company  adopted  SFAS  131,  "Disclosures  About
     Segments of an Enterprise and Related Information". This statement introduced a new model for segment reporting, called the "management approach." The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. The presentation for the three months

                    NORTEK, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    JULY 3, 1999 AND JULY 4, 1998
                             (Continued)

     and six months ended July 3, 1999 and July 4, 1998 is consistent with the presentation in the Company's 1998 Form 10-K. There have been no changes in the Company's segment reporting in 1999.

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

                    NORTEK, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    JULY 3, 1999 AND JULY 4, 1998
                               (Continued)

     Summarized financial information for the Company's reportable segments is presented in the tables that follow for the three months and six months ended July 3, 1999 and July 4, 1998.


                                    Three                    Six
                                 Months Ended           Months Ended
                                 ------------           ------------
                               July 3,  July 4,       July 3,    July 4,
                                1999      1998         1999       1998
                                ----      ----         ----       ----
                                     (Amounts in thousands)

Net Sales:
Residential building products $161,074  $ 96,079     $315,368   $201,158
Air conditioning and heating
  products                     157,312   133,794      273,746    234,670
Windows, doors and siding      205,540   141,142      322,971    240,371
Other                           20,162    17,239       38,703     33,083
                              --------  --------     --------   --------
                               544,088   388,254      950,788    709,282
Businesses sold                    ---    61,393          ---    132,833
                              --------  --------     --------   --------
    Consolidated net sales    $544,088  $449,647     $950,788   $842,115
                              ========  ========     ========   ========


Operating Earnings (Loss):
Residential building products  $23,434   $ 9,727      $42,581    $20,714
Air conditioning and heating
  products                      19,540    16,437       31,255     27,219
Windows, doors and siding       21,370    10,096       21,151      7,955
Other, net                     ( 6,124)   (4,940)     ( 9,150)    (7,717)
                               -------   -------      -------    -------
                                58,220    31,320       85,837     48,171
Businesses sold                    ---     1,834          ---      4,676
                               -------   -------      -------    -------
    Consolidated operating
      earnings                  58,220    33,154       85,837     52,847

Unallocated:
Interest expense               (24,373)  (19,740)     (48,339)   (39,198)
Investment income                1,653     2,086        4,502      4,351
                               -------   -------      -------    -------
Earnings before provision
forincome taxes                $35,500   $15,500      $42,000    $18,000
                               =======   =======      =======    =======

                    NORTEK, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    JULY 3, 1999 AND JULY 4, 1998
                             (Continued)


                                    Three                    Six
                                 Months Ended            Months Ended
                                 ------------            ------------
                               July 3,  July 4,       July 3,   July 4,
                                1999      1998         1999      1998
                                ----      ----         ----      ----
                                         (Amounts in thousands)


Depreciation and Amortization:
Residential building products $ 5,038 $2,667 $10,060 $ 5,387 Air conditioning and heating
  products                       2,627     2,282        5,212      4,494
Windows, doors and siding        5,609     4,001       10,558      8,156
Other                              497       347          982        682
                               -------    ------      -------    -------
                                13,771     9,297       26,812     18,719
Businesses sold                    ---       601          ---      1,157
                               -------    ------      -------    -------
Consolidated depreciation
  and amortization             $13,771    $9,898      $26,812    $19,876
                               =======    ======      =======    =======


(M) The Company's plans for eliminating certain activities of the 1998 and 1999 acquisitions were not completely finalized as of July 3, 1999. The Company expects to finalize its plans with respect to the 1998 and 1999 acquisitions within one year of the respective acquisition dates and, accordingly, additional liabilities will be recorded as adjustments to the purchase price allocation for certain of the acquired businesses. For the six months ended July 3, 1999, the Company recorded liabilities of approximately $3,400,000 related primarily to employee termination costs. The Company estimates that it will record additional liabilities associated with these integration plans for the 1998 acquisitions in the range of between $6,000,000 and $12,000,000 for acquisitions prior to 1999 relating principally to additional employee terminations and other exit costs from the elimination of certain products and the consolidation of certain functions and operations at the acquired businesses. The Company is in the process of finalizing its acquisition accounting for businesses acquired in 1999 and expects to incur minimal exit costs.

     Charges to the liabilities for employee terminations include payroll, payroll taxes and insurance benefits related to severance packages and were approximately $1.4 million and $2.6 million for the three months and six months ended July 3, 1999, respectively. Charges to the liabilities for other exit costs relate principally to other costs of exiting or closing

                          NORTEK, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          JULY 3, 1999 AND JULY 4, 1998
                                   (Continued)


     facilities and legal and consulting fees that were incurred due to the implementation of the company's exit strategies. Charges to the liabilities for other exit costs were approximately $200,000 and $400,000 for the three months and six months ended July 3, 1999, respectively.

                          NORTEK, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1999
            AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 4, 1998


Effective in 1998, the Company adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" and, accordingly, the information for all periods presented has been reclassified to conform to the presentation for July 3, 1999.

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

The Residential Building Products Segment manufactures and distributes built-in products primarily for the residential new construction, do-it-yourself and professional remodeling and renovation markets including kitchen range hoods, bath fans and combination units (fan, heater and light combinations). The Air Conditioning and Heating Products Segment manufactures and sells heating, ventilating, and air conditioning ("HVAC") systems for custom-designed commercial applications and for manufactured and site-built residential housing. The Windows, Doors and Siding Segment manufactures and distributes vinyl and wood windows, entry doors, patio doors, vinyl siding, aluminum trim coil, soffit, skirting and shutters for use in the residential construction, DIY and professional renovation markets.

The Company acquired NuTone on July 31, 1998, Napco on October 9, 1998, Webco on March 8, 1999, Peachtree Windows and Doors, Thermal-Gard and CWD Windows and Doors (the "Caradon Acquired Companies") on April 23, 1999 and Multiplex on May 28, 1999. (See Notes D, I, J and K). These acquisitions have been accounted for under the purchase method of accounting. Accordingly, the results of NuTone, Napco, Webco, the Caradon Acquired Companies and Multiplex are included in the Company's consolidated results since the date of their acquisition.

                          NORTEK, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1999
            AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 4, 1998
                                   (Continued)

The tables that follow exclude the results of operations for the plumbing products business, which was sold on July 10, 1998 and had been accounted for as a discontinued operation.

During 1998, the Company made several dispositions of non-strategic assets acquired in the 1997 acquisition of Ply Gem Industries, Inc. ("Ply Gem"). On May 8, 1998, the Company sold Studley Products, Inc. ("Studley"). Studley was treated as an operation held for sale since the acquisition of Ply Gem and accordingly Studley's operating results are not included in the Company's consolidated financial results. Four additional Ply Gem subsidiaries were sold during 1998. On May 22, 1998, the Company sold Sagebrush Sales; Inc., on July 2, 1998, the Company sold Goldenberg Group; Inc., on July 31, 1998 the Company sold the Ply Gem Manufacturing division of Ply Gem; and on December 10, 1998, the Company sold Allied Plywood Corporation. Additionally, on December 30, 1998 the Company sold its M&S Systems LP subsidiary and Moore-O-Matic, Inc. The operating results of these 1998 dispositions are included in the Company's 1998 consolidated results to the date of sale. For the second quarter of 1998, the combined net sales, operating earnings and earnings before provision for income taxes of these dispositions were approximately $61,393,000, $1,834,000 and $1,834,000, respectively. For the first six months of 1998, the combined net sales, operating earnings and earnings before provision for income taxes of these dispositions were approximately $132,833,000, $4,676,000 and $4,676,000, respectively.

The Company does not expect the effect of Businesses sold during 1998 to be significant to the Company's future operations.

                          NORTEK, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1999
            AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 4, 1998
                                   (Continued)


Results of Operations
---------------------
The tables that follow present the unaudited net sales and operating earnings for the Company's principal segments for the second quarter and six months ended July 3, 1999 and July 4, 1998, and the dollar amount and percentage change of such results as compared to the prior comparable period. The amounts in the tables for the prior comparable period have been reclassified to conform to the presentation for 1999.

                                                        Change in
                            Second Quarter         Second Quarter 1999
                           July 3,   July 4,       as Compared to 1998
                             1999      1998            $         %
                             ----      ----          ----       ----
                                     (Dollar amounts in thousands)
Net Sales:
----------
Residential building
  products                 $161,074    $96,079       $64,995    67.6%
Air conditioning and
  heating products          157,312    133,794        23,518    17.6
Windows, doors and siding   205,540    141,142        64,398    45.6
Other                        20,162     17,239         2,923    17.0
                           --------   --------       -------
                            544,088    388,254       155,834    40.1
Businesses sold                 ---     61,393       (61,393) (100.0)
                           --------   --------       -------
                           $544,088   $449,647       $94,441    21.0%
                           ========   ========       =======

Operating Earnings:
-------------------
Residential building
  products                 $23,434     $9,727        $13,707   140.9%
Air conditioning and
  heating products          19,540     16,437          3,103    18.9
Windows, doors and siding   21,370     10,096         11,274   111.7
Other                       (6,124)    (4,940)        (1,184)   24.0
                           -------    -------        -------
                            58,220     31,320         26,900    85.9
Businesses sold                ---      1,834         (1,834) (100.0)
                           -------    -------        -------
                           $58,220    $33,154        $25,066    75.6%
                           =======    =======        =======

                          NORTEK, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1999
            AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 4, 1998
                                   (Continued)


                                                      Change in
                           Six Months Ended       First Six Months 1999
                           July 3,  July 4,       as Compared to 1998
                            1999      1998             $         %
                            ----      ----          -----     ------
                                  (Dollar amounts in thousands)
Net Sales:
----------
Residential building
  products                 $315,368  $201,158      $114,210    56.8%
Air conditioning and
  heating products          273,746   234,670        39,076    16.7
Windows, doors and siding   322,971   240,371        82,600    34.4
Other                        38,703    33,083         5,620    17.0
                           --------  --------      --------
                            950,788   709,282       241,506    34.0
Businesses sold                 ---   132,833      (132,833) (100.0)
                           --------  --------      --------
                           $950,788  $842,115      $108,673    12.9%
                           ========  ========      ========

Operating Earnings:
-------------------
Residential building
  products                 $42,581  $20,714         $21,867   105.6%
Air conditioning and
  heating products          31,255   27,219           4,036    14.8
Windows, doors and siding   21,151    7,955          13,196   165.9
Other                       (9,150)  (7,717)         (1,433)   18.6
                           -------  -------         -------
                            85,837   48,171          37,666    78.2
Businesses sold                ---    4,676          (4,676) (100.0)
                           -------  -------         -------
                           $85,837  $52,847         $32,990    62.4%
                           =======  =======         =======

                          NORTEK, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1999
            AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 4, 1998
                                   (Continued)


The tables that follow, set forth, for the periods presented, (a) certain unaudited consolidated operating results, (b) the change in the amount and the percentage change of such results as compared to the prior comparable period,
(c) the percentage which such results bear to net sales, and (d) the change of such percentages as compared to the prior comparable period. The results of operations for the second quarter and six months ended July 3, 1999 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

                                                       Change in
                           Second Quarter Ended     Second Quarter 1999
                            July 3,    July 4,      as Compared to 1998
                              1999      1998             $        %
                              ----      ----          ------    ------
                                    (Dollar amounts in millions)

Net sales                   $544.1    $449.6          $94.5      21.0%
Cost of products sold        385.0     333.5          (51.5)    (15.4)
Selling, general and
  administrative expense      95.8      79.9          (15.9)    (20.0)
Amortization of goodwill
  and intangible assets        5.1       3.1           (2.0)    (64.5)
                            ------    ------          -----
Operating earnings            58.2      33.1           25.1      75.8
Interest expense             (24.4)    (19.7)          (4.7)    (23.9)
Investment income              1.7       2.1            (.4)    (19.0)
                            ------    ------          -----
Earnings before provision
  for income taxes            35.5      15.5           20.0     129.0
Provision for income taxes    15.7       7.0           (8.7)   (124.3)
                            ------    ------          -----
Net earnings                $ 19.8    $  8.5          $11.3     132.9%
                            ======    ======          =====

                          NORTEK, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1999
            AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 4, 1998
                                   (Continued)



                        Percentage of Net Sales    Change in Percentage
                           Second Quarter Ended   for the Second Quarter
                            July 3,    July 4,            1999
                             1999      1998       as Compared to 1998
                             ----      ----       -------------------

Net sales                    100.0%    100.0%              ---%
Cost of products sold         70.8      74.2               3.4
Selling, general and
  administrative expense      17.6      17.7                .1
Amortization of goodwill
  and intangible assets         .9        .7               (.2)
                             -----     -----              ----
Operating earnings            10.7       7.4               3.3
Interest expense              (4.5)     (4.4)              (.1)
Investment income               .3        .5               (.2)
                             -----     -----              ----
Earnings before provision
  for income taxes             6.5       3.5               3.0
Provision for income taxes     2.9       1.6              (1.3)
                             -----     -----              ----
Net earnings                   3.6%      1.9%              1.7%
                             =====     =====              ====



                                                      Change in
                           Six Months Ended     First Six Months 1999
                           July 3,  July 4,      as Compared to 1998
                            1999      1998            $        %
                            ----      ----          -----    -----
                              (Dollar amounts in
                                   millions)

Net sales                   $950.8     $842.1    $108.7     12.9%
Cost of products sold        681.9      627.8     (54.1)    (8.6)
Selling, general and
  administrative expense     173.3      155.5     (17.8)   (11.4)
Amortization of goodwill
  and intangible assets        9.8        6.0      (3.8)   (63.3)
                            ------     ------    ------
Operating earnings            85.8       52.8      33.0     62.5
Interest expense             (48.3)     (39.2)     (9.1)   (23.2)
Investment income              4.5        4.4        .1      2.3
                            ------     ------    ------
Earnings before provision
  for income taxes            42.0       18.0      24.0    133.3
Provision for income taxes    18.7       8.2      (10.5)  (128.0)
                            ------     ------    ------
Net earnings                $ 23.3     $  9.8    $ 13.5    137.8%
                            ======     ======    ======

                    NORTEK, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1999
      AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 4, 1998
                             (Continued)


                          Percentage of Net        Change in
                                 Sales             Percentage
                           Six Months Ended      for the First
                           July 3,  July 4,     Six Months 1999
                            1999      1998    as Compared to 1998
                          -------   -------   -------------------
Net sales                   100.0%   100.0%          ---%
Cost of products sold        71.7     74.6           2.9
Selling, general and
  administrative expense     18.3     18.4            .1
Amortization of goodwill
  and intangible assets       1.0       .7           (.3)
                            -----    -----         -----
Operating earnings            9.0      6.3           2.7
Interest expense             (5.1)    (4.7)          (.4)
Investment income              .5       .5           ---
                            -----    -----         -----
Earnings before provision
  for income taxes            4.4      2.1           2.3
Provision for income          1.9       .9          (1.0)
                            -----    -----         -----
taxes
Net earnings                  2.5%     1.2%          1.3%
                            =====    =====         =====



Net sales increased approximately $94,500,000 or approximately 21.0%(or increased approximately $95,300,000 or approximately 21.2% excluding the effect of changes in foreign exchange rates) for the second quarter of 1999, as compared to 1998 and increased approximately $108,700,000 or approximately 12.9%(or increased approximately $109,700,000 or approximately 13.0% excluding the effect of changes in foreign exchange rates) for the first six months of 1999, as compared to 1998, principally as a result of acquisitions and higher sales volume, partially offset by the effect of Businesses sold. Acquisitions contributed, approximately $54,500,000 of the total increase in net sales of approximately $65,000,000 in the second quarter and approximately $102,600,000 of the total increase in net sales of approximately $114,200,000 in the first six months in the Residential Building Products Segment. Increased domestic sales volume, partially offset by the effects of changes in foreign exchange rates accounted for the balance of the increase in this segment. Net sales in the Air Conditioning and Heating Products Segment increased approximately $23,500,000 or 17.6% in the second quarter of 1999 and increased approximately $39,100,000 or 16.7% in the first six months of 1999. The increase is principally as a result of higher sales volume in this Segment. In addition,

                          NORTEK, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1999
            AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 4, 1998
                                   (Continued)



approximately $3,500,000 and $5,300,000 in the second quarter and first six months of 1999, respectively, of the increase in net sales in this segment was from an acquisition. Acquisitions contributed approximately $67,700,000 in the second quarter and approximately $86,400,000 in the first six months in net sales to the Windows, Doors, and Siding Segment. This increase was partially offset by the effect of lower sales volume of lower margin vinyl windows, due to delays in the relocation (and ramp up of the production) of low margin vinyl windows to a lower cost manufacturing facility by this segment. These increases in net sales were partially offset by the effect of approximately $61,400,000 and $132,800,000 of lower net sales attributable to Businesses sold in 1998 in the second quarter and first six months, respectively.


Cost of products sold as a percentage of net sales decreased from approximately 74.2% in the second quarter of 1998 to approximately 70.8% in the second quarter of 1999, and decreased from approximately 74.6% in the first six months of 1998 to approximately 71.7% in the first six months of 1999. Changes in the percentages were, in large part, affected by acquisitions and Businesses sold in 1998. Excluding the effect of Businesses sold, cost of products sold as a percentage of net sales decreased from approximately 73.5% in the second quarter of 1998 to approximately 70.8% in the second quarter of 1999 and decreased from approximately 73.9% in the first six months of 1998 to approximately 71.7% in the first six months of 1999. These decreases in the percentages principally resulted from acquisitions (which have a lower level of cost of sales than the overall group of businesses owned prior to such acquisitions). To a lesser extent, a reduction in the level of costs in the window operations of the Company's Windows, Doors and Siding Segment and the effect of higher sales levels in the Residential Building Products Segment without a proportionate increase in costs also contributed to the decreases in the percentages.

                          NORTEK, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1999
            AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 4, 1998
                                   (Continued)


Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, material costs and changes in productivity levels.

Selling, general and administrative expense as a percentage of net sales decreased slightly from approximately 17.7% in the second quarter of 1998 to approximately 17.6% in the second quarter of 1999 and from approximately 18.4% in the first six months of 1998 to approximately 18.3% in the first six months of 1999. These decreases in the percentages were principally affected as a result of acquisitions and Businesses sold in 1998. Excluding the effect of Businesses sold, selling, general and administrative expense as a percentage of net sales remained flat at approximately 17.6% in the second quarter of 1998 and 1999 and decreased from approximately 18.5% in the first six months of 1998 to approximately 18.3% in the first six months of 1999. The decrease in the percentage in the first six months is principally as a result of an increase in net sales in the Air Conditioning and Heating Products Segment without a proportionate increase in expense. The effect of the Windows, Doors and Siding segment acquisitions (which have a lower level of expense as a percentage of net sales than the overall group of businesses owned prior to such acquisitions) was offset by the effect of the acquisitions in the Residential Building Products Segment (which have a higher level of expense as a percentage of net sales than the overall group of businesses owned prior to such acquisitions.)

Amortization of goodwill and intangible assets, as a percentage of net sales, increased from approximately .7% of net sales in the second quarter of 1998 to approximately .9% of net sales in the second quarter of 1999 and increased from approximately .7% of net sales in the first six months of 1998 to approximately 1.0% of net sales in the first six months of 1999, principally as a result of acquisitions.

Consolidated operating earnings increased approximately $25,100,000 from approximately $33,100,000 in the second quarter of 1998 as compared to approximately $58,200,000 in the second quarter of 1999 and increased approximately $33,000,000 from approximately $52,800,000 in the first six months of 1998 as compared to approximately $85,800,000 for the first six months of 1999. Businesses acquired in 1998 and 1999 contributed approximately $17,900,000

                          NORTEK, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1999
            AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 4, 1998
                                   (Continued)

of the increase in the second quarter, of which approximately $8,600,000 was in the Windows, Doors and Siding Segment, $250,000 was in the Air Conditioning and Heating Products Segment and $9,050,000 was in the Residential Building Products Segment. Businesses acquired in 1998 and 1999 contributed approximately $25,900,000 of the increase in the first six months (including approximately $6,500,000 of estimated synergies and cost reductions realized from the integration of NuTone into the Company's existing businesses), of which approximately $8,900,000 was in the Windows, Doors and Siding Segment, $700,000 was in the Air Conditioning and Heating Products Segment and $16,300,000 was in the Residential Building Products Segment. Consolidated operating earnings have been reduced by depreciation and amortization expense of approximately $13,800,000 and approximately $9,900,000 for the second quarter of 1999 and 1998, respectively, and have been reduced by depreciation and amortization expense of approximately $26,800,000 and approximately $19,900,000 for the first six months of 1999 and 1998, respectively. Businesses acquired contributed approximately $3,600,000 of the increase in depreciation and amortization expense in the second quarter of 1999, of which approximately $1,400,000 was in the Windows, Doors and Siding Segment and $2,100,000 was in the Residential Building Products Segment. Businesses acquired contributed approximately $6,400,000 of the increase in depreciation and amortization expense in the first six months of 1999, of which approximately $2,100,000 was in the Windows, Doors and Siding Segment and $4,200,000 was in the Residential Building Products Segment. Depreciation and amortization expense relating to the operating results of Businesses sold in 1998 was approximately $600,000 and $1,200,000 for the second quarter and first six months of 1998, respectively. The increase in operating earnings was also due, in part, to lower costs and expenses (approximately $2,700,000 in the second quarter and $4,300,000 in the first six months, excluding the contribution from acquisitions) in the Windows, Doors and Siding Segment, increased sales volume without a proportionate increase in costs and expenses in the Residential Building Products Segment (approximately $4,700,000 in the second quarter and $5,600,000 in the first six months, excluding the contribution from acquisitions) and the Air Conditioning and Heating Products Segment (approximately $2,900,000 in the second quarter and $3,300,000 in the first six months, excluding the contribution from acquisitions). These increases in operating earnings were partially offset by the effect of approximately $1,800,000 and $4,600,000 for Businesses sold in 1998, in the second quarter and first six months of 1998, respectively.

                          NORTEK, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1999
            AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 4, 1998
                                   (Continued)

Operating earnings of foreign operations, consisting primarily of the results of operations of the Company's Canadian and European subsidiaries which manufacture built-in ventilation products and window and door systems, were approximately 5.9% and 4.9% of operating earnings (before corporate overhead) in the second quarter of 1999 and 1998, respectively, and were approximately 5.3% and 6.4% of operating earnings (before corporate overhead) in the first six months of 1999 and 1998, respectively. The decline in foreign operating earnings as a percentage of net sales in the first six months of 1999 as compared to 1998 is principally a result of the increased domestic sales and operating earnings from acquisitions. Sales and earnings derived from the international market are subject to the risks of currency fluctuations.

Interest expense in the second quarter of 1999 increased approximately $4,700,000 or approximately 23.9% as compared to the second quarter of 1998, and increased approximately $9,100,000 or approximately 23.2% in the first six months of 1999 as compared to the first six months of 1998 primarily as a result of the sale of the 8 7/8% Notes on July 31, 1998. This increase was partially offset by the paydown of approximately $27,700,000 of debt with a portion of the proceeds from the sale of businesses in 1998.

Investment income decreased approximately $400,000 or approximately 19.0% in the second quarter of 1999 as compared to the second quarter of 1998 and increased approximately $100,000 or approximately 2.3% in the first six months of 1999 as compared to the first six months of 1998. The decrease in the second quarter of 1999 is principally due to lower average invested balances and lower yields earned on short-term investments and marketable securities. The slight increase in the first six months is principally the result of higher invested balances primarily in the first quarter of 1999. This increase was partially offset by lower yields earned on short-term investments and marketable securities.

The provision for income taxes was approximately $15,700,000 for the second quarter of 1999, as compared to $7,000,000 for the second quarter of 1998 and approximately $18,700,000 for the first six months of 1999, as compared to $8,200,000 for first six months of 1998. The income tax rates differed from the United States Federal statutory rate of 35% principally as a result of state income tax provisions, nondeductible amortization expense (for tax purposes), changes in tax reserves, the effect of foreign income tax on foreign source income and the effect of product development tax credits from foreign operations.

                          NORTEK, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1999
            AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 4, 1998
                                   (Continued)


Liquidity and Capital Resources
-------------------------------

The Company is highly leveraged and expects to continue to be highly leveraged for the foreseeable future. At July 3, 1999, the Company had consolidated debt of approximately $1,021,400,000 consisting of (i) $15,000,000 of short-term borrowings and current maturities of long-term debt, (ii) $111,300,000 of notes, mortgage notes and other indebtedness,(iii) $209,300,000 of the 8 7/8% Notes,
(iv)  $174,100,000  of the 9 1/4% Senior  Notes due 2007 ("9 1/4%  Notes"),  (v)
$203,900,000 of the 9 7/8% Senior Subordinated Notes due 2004 ("9 7/8% Notes") and (vi) $307,800,000 of the 9 1/8% Senior Notes due 2007 ("9 1/8% Notes"). At
July 3, 1999, the Company had consolidated unrestricted cash, cash equivalents and marketable securities of approximately $102,900,000 as compared to approximately $209,600,000 at December 31, 1998 and the Company's debt to equity ratio was approximately 4.2:1 at July 3, 1999 as compared to 4.7:1 at December 31, 1998.

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

The indentures and other agreements governing the Company and its subsidiaries' indebtedness (including the indentures for the 8 7/8% Notes, the 9 1/4% Notes, the 9 7/8% Notes and the 9 1/8% Notes and a credit agreement for the Ply Gem credit facility) contain restrictive financial and operating covenants including covenants that restrict the ability of the Company and its subsidiaries to

                          NORTEK, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1999
            AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 4, 1998
                                   (Continued)

complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions.

The Company expects to meet its cash flow requirements through fiscal 1999 from cash generated from operations, existing cash, cash equivalents and marketable securities, and financings, which may include securitization of accounts receivable and mortgage or capital lease financings.

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

On May 28, 1999, the Company acquired Multiplex, a leading manufacturer and designer of high-performance, multi-room video distribution equipment for home automation/home entertainment. Multiplex had net sales of approximately $10,000,000 for the year ended December 31, 1998.

As the Company integrates the 1998 and 1999 acquisitions into its businesses, it expects to achieve significant synergies, cost savings and reductions during 1999, partially offset by certain costs and expenses. The Company estimates that it will record additional liabilities associated with the Company's integration plans for the 1998 acquisitions in the range of $6,000,000 and $12,000,000 relating principally to additional employee terminations and other exit costs of certain products and the consolidation of certain functions and operations at the acquired businesses. The total expenditures associated with exit costs related to the integration effort at July 3, 1999 are estimated to range between approximately $11,000,000 and $17,000,000 for acquisitions prior to 1999 and are expected to be funded from the Company's 1999 operating cash flow. If

                          NORTEK, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1999
            AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 4, 1998
                                   (Continued)


significant difficulty is encountered during the integration process, or if such synergies and cost savings are not realized, the results of operations, cash flow and financial condition of the Company likely will be adversely affected. There can be no assurance that the Company will be able to successfully manage and integrate the 1998 and 1999 acquisitions. (See Note D, I, J, K and M of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

Unrestricted cash and cash equivalents decreased from approximately $87,876,000 at December 31, 1998 to approximately $72,143,000 at July 3, 1999. Marketable securities available for sale decreased from approximately $121,757,000 at December 31, 1998 to approximately $30,803,000 at July 3, 1999. The Company's investment in marketable securities at July 3, 1999 consisted primarily of certificates of deposit, commercial paper and bank issued money market instruments. At July 3, 1999, approximately $9,970,000 of the Company's cash and investments were pledged as collateral for insurance and other requirements and were classified as restricted in current assets in the Company's accompanying condensed consolidated balance sheet.

Capital   expenditures  were  approximately   $41,400,000  for  the  year  1998,
approximately $25,300,000 in the first six months of 1999 and are expected to range between approximately $45,000,000 and $50,000,000 for all of 1999.

The Company's Board of Directors has authorized a number of programs to purchase shares of the Company's Common and Special Common Stock. The most recent of these programs was announced on May 20, 1999, and allows the Company to purchase up to 500,000 shares of the Company's Common and Special Common Stock in open market or negotiated transactions, subject to market conditions, cash availability and provisions of the Company's outstanding debt instruments. As of August 6, 1999, the Company has purchased approximately 21,100 shares of its Common and Special Common Stock under this program for approximately $691,800 and accounted for such share purchases as Treasury Stock.

At August 6, 1999, approximately $80,584,000 was available for the payment of cash dividends, stock purchases or other restricted payments as defined under the terms of the Company's most restrictive Indenture. (See Note F of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

                          NORTEK, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1999
            AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 4, 1998
                                   (Continued)

The Company's working capital and current ratio decreased from approximately $337,207,000 and 2.0:1, respectively, to approximately $321,361,000 and 1.8:1, respectively, between December 31, 1998 and July 3, 1999, principally as a result of payments related to acquisitions partially offset by working capital acquired from such acquisitions and net of the factors described below.

Accounts receivable increased approximately $85,961,000 or approximately 41.9%, between December 31, 1998 and July 3, 1999, while net sales increased approximately $106,053,000 or approximately 24.2% in the second quarter of 1999 as compared to the fourth quarter of 1998. These increases are a result of acquisitions, which contributed approximately $44,000,000 to net sales and approximately $29,300,000 to accounts receivable in the first six months of 1999. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on July 3, 1999 as compared to December 31, 1998. The Company has not experienced any significant overall changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in 1999.

Inventories increased approximately $48,907,000 or approximately 30.1%, between December 31, 1998 and July 3, 1999. Acquisitions contributed approximately $19,700,000 to the increase in inventory for the first six months of 1999.

Accounts payable  increased  approximately  $46,769,000 or approximately  38.9%,
between   December  31,  1998  and  July  3,  1999.   Acquisitions   contributed
approximately $5,900,000 to the increase in accounts payable.

                          NORTEK, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1999
            AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 4, 1998
                                   (Continued)

Unrestricted cash and cash equivalents decreased approximately $15,733,000 from December 31, 1998 to July 3, 1999, principally as a result of the following:

                                                  Condensed
                                                Consolidated
                                                 Cash Flows
                                                 ----------
Operating Activities--
 Cash flow from operations, net                 $ 66,944,000
 Increase in accounts receivable, net            (63,527,000)
 Increase in inventories                         (29,060,000)
 Decrease in prepaids and
 other current assets                              2,973,000
 Increase in accounts payable                     43,503,000
 Decrease in accrued expenses and taxes           (5,882,000)
Investing Activities---
 Net cash paid for businesses acquired           (86,571,000)
 Proceeds from the sale of marketable
   securities, net                                91,228,000
 Capital expenditures                            (25,349,000)
 Decrease in restricted cash and investments       3,798,000
Financing Activities---
 Payment of borrowings, net                       (2,734,000)
 Purchase of Nortek Common and Special
   Common Stock                                   (3,770,000)
Other, net                                        (7,286,000)
                                                  ----------
                                                $(15,733,000)
                                                ============

The impact of changes in foreign currency exchange rates on cash was not material and has been included in other, net.

The Company's debt-to-equity ratio decreased from approximately 4.7:1 at December 31, 1998 to 4.2:1 at July 3, 1999, primarily as a result of the increase in equity due to net earnings for the first six months of 1999, the issuance of Common Stock as partial consideration for an acquisition and the net payment of borrowings, partially offset by the effect of the purchase of Nortek Common and Special Common Stock and changes in currency translation. (See the Consolidated Statement of Stockholders' Investment included elsewhere herein.)

At December 31, 1998, the Company's wholly owned subsidiary, Ply Gem, had a net operating loss carry forward of approximately $61,300,000 that expires in 2011 and is subject to certain limitations imposed by the Internal Revenue Code. The Company expects to utilize approximately $40,000,000 of this net operating loss

                    NORTEK, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1999
      AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 4, 1998
                             (Continued)


in its 1999 federal tax return, which will result in lower federal tax payments of approximately $14,000,000 for 1999.

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

Market Risk
-----------
As discussed more specifically below, the Company is exposed to market risks related to changes in interest rates, foreign currencies and commodity pricing. The Company uses derivative financial instruments on a limited basis to hedge economic exposures. The Company does not enter into derivative financial instruments or other financial instruments for trading purposes.

                          NORTEK, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1999
            AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 4, 1998
                                   (Continued)

There have been no significant changes in market risk from the December 31, 1998 disclosures included in the Company's Annual Report on Form 10-K.

A. Interest Rate Risk
-----------------------

The Company is exposed to market risk from changes in interest rates primarily through its investing and borrowing activities. In addition, the Company's ability to finance future acquisition transactions may be impacted if the Company is unable to obtain appropriate financing at acceptable interest rates.

The Company's strategy for managing interest rate exposure is to invest in short-term, highly liquid investments and marketable securities. Short-term investments primarily consist of money market accounts, certificates of deposit and, corporate commercial paper with original maturities of 90 days or less.

The Company manages its borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities. In addition, the Company has hedged its exposure on a substantial portion of its variable rate debt by entering into interest rate swap agreements to lock in a fixed rate.

B. Foreign Currency Risk
------------------------
The Company's results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Italian Lira and the Canadian Dollar. For the first six months of 1999, the net impact of foreign currency changes was not material to the Company's financial condition or results of operations. The Company manages its exposure to foreign currency exchange risk principally by trying to minimize the Company's net investment in foreign assets through the use of strategic short and long-term borrowings at the foreign subsidiary level. The Company generally does not enter into derivative financial instruments to manage foreign currency exposure. At July 3, 1999, the notional amounts of outstanding foreign currency hedging contracts, all of which expire in 1999, were not material. The Company does not expect the settlement of such contracts to have a material impact on financial condition or results of operations in fiscal 1999.

The Company's operations in Europe are not significant and, therefore, the Company does not expect to be materially impacted by the European single currency, the Euro.

                          NORTEK, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1999
            AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 4, 1998
                                   (Continued)


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

The Company generally does not enter into derivative financial instruments to manage commodity-pricing exposure. At July 3, 1999, the Company did not have any outstanding commodity forward contracts.

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

A. The Company's Readiness:
---------------------------
To manage its Y2K program, the Company established a corporate-wide initiative and has divided its efforts into five areas: awareness (communication to employees, vendors and suppliers of the Y2K issue), assessment (a complete inventory of all aspects of the business that might be affected), remediation/validation (develop plans to correct all issues identified from the assessment stage), implementation (corrective measures taken to solve the Y2K issues identified) and contingency (alternative actions developed in the event that all corrective measures are not implemented by Y2K). Further, the Company has identified three key areas of concentration: information technology ("IT")

                          NORTEK, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1999
            AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 4, 1998
                                   (Continued)


systems, non-IT systems and third parties (suppliers and customers). The Company's subsidiaries are in various stages of completion of this initiative, including the implementation and contingency stages, for the Y2K issue. Certain of the Company's subsidiaries are simultaneously working on the implementation and contingency stages of this initiative. During the third fiscal quarter of 1999, the Company's subsidiaries expect to make significant progress in the implementation and contingency stages. Overall the Company believes that it is in the implementation stage and is making progress in the contingency stage of addressing the Y2K issue. Although the Company believes that all IT and non-IT systems material to the Company's business will be Y2K compliant on or before December 31, 1999, it cannot predict the outcome or the success of its Y2K program, or that third party systems are or will be Y2K compliant, or that the costs required to address the Y2K initiative, or that the impact of a failure to achieve substantial Y2K compliance, will not have a material adverse effect on the Company's business, financial condition or results of operations.

1. IT systems: The Company has conducted a comprehensive review of its computer systems to identify those that could be affected by the Y2K issue. The Company's operating systems and database systems are not all Y2K compliant. The Company presently believes that with minor modifications (conversion and testing in progress) to existing software and replacement of others, the Y2K problem will not pose significant operational problems for the Company's computer systems as so modified.

2. Non-IT systems: Non-IT systems are those that typically include "embedded" technology such as microcontrollers and chips. The Company has evaluated the effect of the Y2K problem on all non-IT systems including all telecommunications equipment, shop-floor controls, alarm systems and any other equipment that can potentially use microcontrollers, chips or other systems affected by the Y2K problem.

                          NORTEK, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1999
            AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 4, 1998
                                   (Continued)

3. Third parties: Due to the pervasive use of computers by the Company's suppliers, customers, financial institutions, and other third parties, the Y2K problem could have a material impact on the Company if not timely addressed by such third parties. To assess third party readiness, the Company is surveying its principal suppliers and financial institutions and receiving responses that indicate that such parties are in the process of adequately addressing the problem. In cases where key suppliers have not responded or are not adequately addressing the issue, the Company will determine what contingency plans will be necessary to protect the Company's interests. While the Company has not surveyed all its customers, it has received surveys from many of its principal customers that indicate that they are also addressing the problem. See the discussion under Contingency Plan/Risks.

The Company operates in a decentralized environment and major computer systems are, therefore, in various states of readiness. The Company has 25 businesses with various IT systems that support 100% of the Company's anticipated net sales for 1999 including the five businesses acquired in 1999 and one business started in 1999. One business acquired in 1999 has not been fully evaluated for its state of readiness. Until this review is completed, the Company is unable to make an assessment of the Y2K readiness of this acquisition. The anticipated 1999 sales for this acquisition represent less than 1% of the Company's total. The Company estimates that the remediation effort for IT systems Y2K issues of 16 business units representing approximately 67% of net sales for 1999 are approximately 80-95% complete. The Company estimates that the remediation effort for the IT systems Y2K issues of eight business units representing approximately 32% of net sales for 1999 are approximately 60-75% complete.

Substantially all of the non-IT systems, including telephone systems and office equipment, have been tested. Those found not to be Y2K compliant are in the process of being replaced or repaired. Machinery and equipment testing and remediation are in process. Third party inquiry and contingency efforts are also in progress. Combined, the Company estimates the non-IT systems efforts are approximately 75% complete overall, while third party evaluations, including contingency planning, are 50% complete overall.

                    NORTEK, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1999
      AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 4, 1998
                             (Continued)

B. Cost:
--------
The Company's estimate for remediation directly related to correcting Y2K issues is approximately $6,500,000, including businesses acquired in 1999. The total estimated expenditures of approximately $6,500,000 consist of approximately $2,000,000 of IT computer hardware equipment costs, approximately $3,000,000 of IT software and non-IT computer hardware expenditures and approximately $1,500,000 of other non-IT expenditures. The Company has spent approximately $4,700,000 through July 3, 1999. All of the Company's Y2K compliance expenditures have been or are expected to be funded from the Company's operating cash flow.

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

C. Contingency Plans/Risks:
---------------------------
The Company is in the process of preparing appropriate contingency plans for significant internal or external exposures that are identified. While the Company is not presently aware of any such significant exposure, there can be no guarantee that the systems of third parties on which the Company relies will be converted in a timely manner, or that a failure to properly convert by another company would not have a material adverse effect on the Company. The Company's contingency plans for IT systems are being evaluated and addressed on an individual subsidiary by subsidiary basis. As all testing of all systems is not expected to be completed until early in the fourth quarter, not all contingency plans have been completed. In planning for issues not resolved or contemplated for IT systems, the Company plans to allocate internal resources and may retain dedicated consultants and vendor representatives to be available to take corrective action, if necessary. However, the Company will adjust existing and adopt additional plans if situations arise

                          NORTEK, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1999
            AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 4, 1998
                                   (Continued)

requiring modifications to existing contingency plans or new contingency plans, as required.

The Company's contingency plans for non-IT systems are also being continuously evaluated and have also not been completed. The Company's subsidiaries do, however, have various business interruption contingency plans in place. These plans are in the process of being evaluated for Y2K scenarios and will be adjusted as appropriate. As discussed below, the Company will develop, if necessary, appropriate contingency plans to address additional issues the Company discovers will have an adverse impact on the Company's ability to conduct business.

Based on current information, the Company believes that the Y2K problem will not have a material adverse effect on the Company, its business or its financial condition as a result of those issues directly under its control. However, there can be no assurance that Y2K remediation by the Company or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on the Company, its business and its financial condition. The Company believes that the greatest risk presented by the Y2K problem is from third parties, such as suppliers, financial institutions, utility providers and customers, among others, who may not have adequately addressed the problem. A failure of any such third party's computer or other applicable systems in sufficient magnitude could materially and adversely affect the Company. The Company is not presently able to quantify this risk especially with respect to utility providers.

The Company does not consider that catastrophic events resulting in massive and prolonged disruption of service such as a world-wide disruption of the financial system, failure of government, both domestic (local, state and federal) and foreign or a national disruption of electrical power are a reasonable most likely worst case Y2K scenario. Accordingly, the Company will not develop any plans for such catastrophic events. The Company recognizes the risks in its ability to conduct business if other key suppliers in utilities, communications, transportation, banking and government, both domestic (local, state and federal) and foreign, are not Y2K ready. The Company is monitoring news and progress reports pertaining to those critical services to determine the effect on the Company's ability to conduct business as a result of Y2K issues on the economy if those and other key suppliers in utilities, communications, transportation, banking and government, both domestic (local, state and federal) and foreign, cease to function.

                          NORTEK, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1999
            AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 4, 1998
                                   (Continued)

It is the Company's opinion that the most likely worst case scenario it faces for which it can make reasonable contingency plans are in two areas. One area of concern is the temporary loss of utilities, specifically power in certain areas of the country. The other area is the inability of certain key suppliers of materials to deliver goods when a subsidiary needs them. Each of the Company's subsidiaries have or are making contingency plans to address both situations on an individual basis.

Contingency plans for the temporary loss of power in a specific area are being addressed by each facility within each subsidiary. In some cases this type of disruption is expected to have a negligible impact as a specific subsidiary or facility may have plant shutdowns planned during this period or because this period has traditionally been a time of low customer shipments. In other cases where the business is not seasonal, the use of generators is being investigated to power specific portions of specific facilities where available and reasonably priced. Increased inventory levels for the fourth quarter of 1999 are being investigated. In certain cases where generator usage is not a feasible alternative, production and shipments to customers may be scheduled during a period other than early January 2000 when a temporary loss of power might occur. All subsidiaries are planning to have spot generators on-site to power specific areas of each building including all computer systems. In many cases, a central computer system handles computer processing and LAN systems of the remote facilities of the subsidiary. For those subsidiaries with facilities in geographical areas where cold weather dominates the early part of each year, the risk of freezing temperatures is a concern. In those cases, spot-heating equipment is planned to maintain Company facilities at a temperature above which building damage can occur.

                          NORTEK, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1999
            AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 4, 1998
                                   (Continued)


Another major risk that the Company has identified as most likely is the loss of a critical supplier of materials. This risk has the potential to disrupt the Company's subsidiaries ability to deliver goods to its customers. Each subsidiary is performing an ongoing assessment of its critical suppliers to determine this risk. Each subsidiary's contingency plan will address each supplier identified as being critical and at risk. In some cases suppliers are being asked to stockpile a supply of materials specifically for the subsidiary. In other cases alternative suppliers are being evaluated and qualified. In some cases, as a last resort, a subsidiary will stockpile materials if the supplier is unable to perform that service for the subsidiary. In all cases, the working capital needs and requirements of the Company are being considered as part of the subsidiary's contingency plan. The Company's policy is not to increase working capital requirements as part of a particular contingency plan except where no other alternative contingency plan is expected to work. Contingency plans are continually evaluated and adjusted or new plans made as each individual situation changes.

Forward-Looking Statements
--------------------------
This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this discussion and throughout this document, words, such as "intends," "plans," "estimates," "believes," "anticipates" and "expects" or similar expressions are intended to identify forward-looking statements. These statements are based on the Company's current plans and expectations and involve risks and uncertainties, over which the Company has no control, that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and operating results to differ include the availability and cost of certain raw materials costs, (including, among others, steel, copper, packaging materials, plastics resins, glass, wood and aluminum) and purchased components, the level of domestic and foreign construction and remodeling activity affecting residential and commercial markets, interest rates, employment, inflation, Y2K readiness, currency translation, consumer spending levels, operating in international economies, the rate of sales growth, price, and product and warranty liability claims. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation

                          NORTEK, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1999
            AND THE SECOND QUARTER AND SIX MONTHS ENDED JULY 4, 1998
                                   (Continued)

to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Readers are also urged to carefully review and consider the various disclosures made by the Company, in this document, as well as the Company's periodic reports on Forms 10-K, 10-Q and 8-K, filed with the SEC.


                     PART II. OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K
             (a)  Exhibits

                  27 Financial Data Schedule (filed herewith).

             (b)  Reports on Form 8-K or Form 8-K/A.

                  The following reports on Form 8-K or Form 8-K/A were filed by the registrant during the period:

                       April 8, 1999, Item 5, Other

                       April 23, 1999, Item 5, Other

                       April 26, 1999, Item 5, Other

                       June  16,   1999,   Item  7,   Financial
                         Statements,    Pro   Forma   Financial
                         Information and Exhibits

                              SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                NORTEK, INC.
                                (Registrant)


                                /s/ Almon C. Hall
                                -----------------
                                Almon C. Hall, Vice President and
                                Controller and Chief Accounting Officer




August 17,1999
(Date)