Form 10-Q/A
period 1999-07-03
NORTEK INC
filed 1999-11-10
CIK 72423

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


______________________________NORTEK, INC.________________________________
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

Yes [X]    No

The number of shares of Common Stock outstanding as of October 29, 1999 was 11,189,190. The number of shares of Special Common Stock outstanding as of October 29, 1999 was 552,900.

                   PART II.  OTHER INFORMATION


Item 4.      Submission of Matters to a Vote of Security Holders

       At the Annual Meeting of Stockholders held on May 20, 1999 the following actions were taken by the following votes:

Proposal 1:  Election of Directors

Director elected by the holders of Common Stock voting separately as a class --

Name                      For      Against   Withheld   Broker
                                             Authority Non-Votes

Class I (for a term
expiring at the 2002
Annual Meeting)

   J. Peter Lyons      9,285,509      --      496,957     --


Director  elected  by  the holders of Common  Stock  and  Special
Common Stock voting together as a class -


Name                      For      Against   Withheld   Broker
                                             Authority Non-Votes

Class I (for a term
expiring at the 2002
Annual Meeting)

  William I. Kelly     13,691,653     --      471,973     --


Proposal 2:  Approval of the 1999 Equity and Cash Incentive Plan


                       For        Against    Withheld   Broker
                                            Authority  Non-Votes
                    11,185,657   2,861,802   116,167      --


                            SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NORTEK, INC.
                                   (Registrant)




                                   /s/ Kevin W. Donnelly
                                   Kevin W. Donnelly
                                   Vice President, General
                                      Counsel and Secretary




November 10, 1999
(Date)