Form 10-Q
period 1999-10-02
NORTEK INC
filed 1999-11-16
CIK 72423

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                For the quarterly period ended October 2, 1999
                                      OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the transition period from_____________________ to ______________________
Commission File No.                       1-6112
--------------------------------------------------------------------------------
                                  NORTEK, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        DELAWARE                                    05-0314991
--------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                      Identification No.)

                50  KENNEDY  PLAZA,   PROVIDENCE,   RI  02903-2360
--------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                               (401) 751-1600
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                    N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year
                          if changed since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES       X    NO

The number of shares of Common Stock outstanding as of November 5, 1999 was 11,039,190. The number of shares of Special Common Stock outstanding as of November 5, 1999 was 552,900.

                         NORTEK, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                         (Dollar amounts in thousands)

                                                OCTOBER 2,    DEC. 31,
                                                   1999         1998
                                                ----------    --------
                                                (Unaudited)

ASSETS

CURRENT ASSETS:
Unrestricted:
  Cash and cash equivalents                      $  71,998   $   87,876
  Marketable securities available for sale          24,985      121,757
Restricted:
  Cash and cash equivalents                          2,631          ---
  Investments and marketable securities
    at cost, which approximates market              20,397       13,818
Accounts receivable, less allowances
  of $12,350 and $10,657                           290,726      205,359
Inventories:
  Raw materials                                     95,469       69,247
  Work in process                                   18,077       13,010
  Finished goods                                    95,038       80,450
                                                ----------   ----------
                                                   208,584      162,707
                                                ----------   ----------
Prepaid expenses                                    12,581       10,938
Other current assets                                12,490       15,513
Prepaid income taxes                                68,145       54,163
                                                ----------   ----------
      TOTAL CURRENT ASSETS                         712,537      672,131
                                                ----------   ----------
PROPERTY AND EQUIPMENT, AT COST:
Land                                                16,373       12,628
Buildings and improvements                         116,296      102,455
Machinery and equipment                            342,901      294,551
                                                ----------   ----------
                                                   475,570      409,634
Less accumulated depreciation                      153,908      130,010
                                                ----------   ----------
      TOTAL PROPERTY AND EQUIPMENT, NET            321,662      279,624
                                                ----------   ----------
OTHER ASSETS:
Goodwill, less accumulated amortization
  of $52,867 and $41,204                           599,315      598,823
Intangible assets, net                             106,429       73,441
Deferred debt expense                               22,935       24,845
Other                                               45,619       41,129
                                                ----------   ----------
                                                   774,298      738,238
                                                ----------   ----------
                                                $1,808,497   $1,689,993
                                                ==========   ==========

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                         NORTEK, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                         (Dollar amounts in thousands)
                                  (Continued)

                                                OCTOBER 2,    DEC. 31,
                                                   1999         1998
                                               ----------    --------
                                               (Unaudited)

LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
Notes payable and other short-term
  obligations                                    $  10,298   $   10,962
Current maturities of long-term debt                 5,725        6,776
Accounts payable                                   163,502      120,101
Accrued expenses and taxes, net                    201,129      197,085
                                                 ---------   ----------
      TOTAL CURRENT LIABILITIES                    380,654      334,924
                                                 ---------   ----------
OTHER LIABILITIES:
Deferred income taxes                               53,915       26,040
Other                                               91,656      104,306
                                                 ---------   ----------
                                                   145,571      130,346
                                                 ---------   ----------
NOTES, MORTGAGE NOTES AND OBLIGATIONS
  PAYABLE, LESS CURRENT MATURITIES               1,021,392    1,007,113
                                                 ---------   ----------

STOCKHOLDERS' INVESTMENT:
Preference stock, $1 par value; authorized
  7,000,000 shares, none issued                        ---          ---
Common stock, $1 par value; authorized
  40,000,000 shares; 18,734,777 and
  18,427,595 shares issued                          18,735       18,428
Special common stock, $1 par value;
  authorized 5,000,000 shares; 843,451
  and 854,935 shares issued                            843          855
Additional paid-in capital                         208,859      201,626
Retained earnings                                  137,866       93,966
Accumulated other comprehensive loss               (12,606)     (11,596)
Less --treasury common stock at cost,
       7,520,817 and 7,290,335 shares              (90,750)     (83,711)
     --treasury special common stock
       at cost, 290,021 and
       286,009 Shares                               (2,067)      (1,958)
                                                ----------   ----------
      TOTAL STOCKHOLDERS' INVESTMENT               260,880      217,610
                                                ----------   ----------
                                                $1,808,497   $1,689,993
                                                ==========   ==========

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                         NORTEK, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands except per share amounts)

                                                       For The
                                                   Three Months Ended
                                                 October 2,   October 3,
                                                   1999          1998
                                                 ----------   ---------
                                                      (Unaudited)

Net sales                                         $553,493     $458,193
Costs and expenses:
  Cost of products sold                            396,014      331,192
  Selling, general and
    administrative expense                          93,323       78,723
  Amortization of goodwill and
    intangible assets                                5,074        3,991
                                                  --------     --------
                                                   494,411      413,906
                                                  --------     --------
Operating earnings                                  59,082       44,287
Interest expense                                   (24,225)     (22,928)
Investment income                                    1,643        3,141
                                                  --------     --------
Earnings from continuing
  operations before provision
  for income taxes                                  36,500       24,500
Provision for income taxes                          15,900       11,200
                                                  --------     --------
Earnings from continuing operations
  before extraordinary loss                         20,600       13,300
Earnings from discontinued operations                  ---          600
Extraordinary loss from debt retirements               ---         (100)
                                                  --------     --------
Net earnings                                      $ 20,600     $ 13,800
                                                  ========     ========

Net Earnings (Loss) Per Share:
Earnings from continuing operations
  before extraordinary loss:
  Basic                                              $1.74        $1.13
  Diluted                                            $1.70        $1.11

Earnings from discontinued operations:
  Basic                                                ---        $ .05
  Diluted                                              ---        $ .05

Extraordinary loss from debt retirements:
  Basic                                                ---        $(.01)
                                                     -----        -----
  Diluted                                              ---        $(.01)
                                                     -----        -----
Net Earnings:
  Basic                                              $1.74        $1.17
                                                     =====        =====
  Diluted                                            $1.70        $1.15
                                                     =====        =====

Weighted Average Number of Shares:
  Basic                                             11,808       11,721
                                                    ======       ======
  Diluted                                           12,104       11,951
                                                    ======       ======

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                         NORTEK, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                   (In thousands except per share amounts)


                                                        For The
                                                   Nine Months Ended
                                               October 2,      October 3,
                                                   1999        1998
                                               ----------     ---------
                                                       (Unaudited)

Net sales                                       $1,504,281   $1,300,308
Costs and Expense:
  Cost of products sold                          1,077,901      959,018
  Selling, general and
    administrative expense                         266,548      234,222
  Amortization of goodwill and
    intangible assets                               14,913        9,934
                                                 ---------    ---------
                                                 1,359,362    1,203,174
                                                 ---------    ---------
Operating earnings                                 144,919       97,134
Interest expense                                   (72,564)     (62,126)
Investment income                                    6,145        7,492
                                                 ---------    ---------
Earnings from continuing
  operations before provision
  for income taxes                                  78,500       42,500
Provision for income taxes                          34,600       19,400
                                                 ---------    ---------
Earnings from continuing operations
  before extraordinary loss                         43,900       23,100
Earnings from discontinued operations                  ---          600
Extraordinary loss from debt retirements               ---         (100)
                                                 ---------    ---------
Net Earning                                      $  43,900    $  23,600
                                                 =========    =========

Net Earnings (Loss) Per Share:
Earnings from continuing operations
  before extraordinary loss:
  Basic                                              $3.72        $2.17
  Diluted                                            $3.65        $2.13

Earnings from discontinued operations:
  Basic                                                ---       $ .05
  Diluted                                              ---       $ .05

Extraordinary loss from debt retirements:
  Basic                                                ---       $(.01)
                                                       ---       -----
  Diluted                                              ---       $(.01)
                                                       ---       -----
Net Earnings:
  Basic                                              $3.72        $2.21
                                                     =====        =====
  Diluted                                            $3.65        $2.17
                                                     =====        =====
Weighted Average Number of Shares:
  Basic                                             11,802       10,660
                                                    ======       ======
  Diluted                                           12,027       10,858
                                                    ======       ======

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                         NORTEK, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Amounts in thousands)

                                                             For The
                                                        Nine Months Ended
                                                      October 2,   October 3,
                                                        1999         1998
                                                      ----------   ----------
                                                           (Unaudited)

Cash flows from operating activities:
Earnings from continuing operations                      $43,900    $  23,100
Earnings from discontinued operations                        ---          600
Extraordinary loss from debt retirements                     ---         (100)
                                                         -------    ---------
Net earnings                                              43,900       23,600
                                                         -------    ---------
Adjustments to reconcile net earnings to cash:
Depreciation and amortization expense                     40,133       31,043
Non-cash interest expense                                  2,828        2,497
Loss on sale of a discontinued operation
  before income taxes                                        ---        2,500
Loss on debt retirements before income taxes                 ---          150
Deferred federal income tax provision                     18,000        7,300
Deferred federal income tax credit from
  discontinued operations                                    ---       (2,300)
Changes in certain assets and liabilities, net
  of effects from acquisitions and dispositions:
Accounts receivable, net                                 (54,968)     (36,315)
Prepaid and other current assets                           2,276       (4,492)
Inventories                                              (23,480)     (12,269)
Net assets of discontinued operations                        ---       (6,659)
Accounts payable                                          35,385       24,346
Accrued expenses and taxes                               (13,092)      (9,536)
Long-term assets, liabilities and other, net                (453)      (3,150)
                                                        --------    ---------
  Total adjustments to net earnings                        6,629       (6,885)
                                                        --------    ---------
  Net cash provided by operating activities               50,529       16,715
                                                        --------    ---------

Cash flows from investing activities:
Capital expenditures                                     (34,400)     (24,185)
Net cash paid for businesses acquired                   (113,018)    (242,500)
Purchase of investments and marketable
  securities                                             (79,295)    (100,512)
Proceeds from the sale of investments
  and marketable securities                              176,339       36,123
Net proceeds from businesses sold or
  discontinued                                               ---       68,947
Change in restricted cash and investments                 (3,968)         ---
Other, net                                                (6,863)      (7,088)
                                                        --------    ---------
  Net cash used in investing activities                $ (61,205)   $(269,215)
                                                       ---------    ---------


         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                         NORTEK, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (amounts in thousands)
                                  (continued)

                                                             For The
                                                         Nine Months Ended
                                                      October 2,    October 3,
                                                         1999        1998
                                                      ----------   ----------
                                                           (Unaudited)

  CASH FLOWS FROM FINANCING ACTIVITIES:

  Sale of notes, net                                    $   ---     $203,492
  Purchase of notes                                         ---      (10,511)
  Net increase (decrease) in borrowings                   1,395      (26,141)
  Net proceeds from the sale of Nortek
     Common Stock                                           ---       64,190
  Purchase of Nortek Common and Special
     Common Stock                                        (6,982)      (6,760)
  Other, net                                                385        1,589
                                                         ------      -------
  Net cash (used in)provided by financing
     activities                                          (5,202)     225,859
                                                        -------      -------
  Net decrease in unrestricted
     cash and cash equivalents                          (15,878)     (26,641)
  Unrestricted cash and cash equivalents
     at the beginning of the period                      87,876      125,842
                                                        -------      -------
  Unrestricted cash and cash equivalents
     at the end of the period                           $71,998     $ 99,201
                                                        =======     ========
  Interest paid                                         $90,380     $ 76,880
                                                        =======     ========
  Income taxes paid, net                                $ 8,993     $  2,617
                                                        =======     ========






         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
FOR THE THREE MONTHS ENDED OCTOBER 3, 1998
(Dollar amounts in thousands)

                                                 Addi-                          Accumulated
                                     Special    tional                             Other
                            Common   Common    Paid-in    Retained   Treasury Comprehensive  Comprehensive
                            Stock   Stock      Capital    Earnings   Stock    Income (loss)      Income
                            ------    ------    -------   --------   --------  -------------  -------------
                                                           (Unaudited)

Balance, July 4, 1998       $18,409   $ 860     $198,886   $68,766   $(84,288)   $ (6,903)        $   ---
Net earnings                    ---     ---          ---    13,800        ---         ---          13,800
Other comprehensive
 income:
 Currency translation           ---     ---          ---       ---        ---         416             416
    adjustment
 Unrealized increase
    in the value of
    marketable
    securities                  ---     ---          ---       ---        ---         474            474
                                                                                                  -------
Comprehensive income                                                                              $14,690
                                                                                                  =======
2,675 shares of
 special common stock
 converted into
 2,675 shares of
 common stock                     3      (3)         ---       ---        ---         ---
4,947 shares of
 common stock
 issued upon exercise
 of stock options                 5     ---           (5)      ---        ---         ---
15,620 shares of
 treasury stock
 acquired                       ---     ---          ---       ---       (186)        ---
Other                           ---     ---        1,948       ---        ---         ---
                            -------   -----     --------   -------   --------     -------

Balance, October 3,1998     $18,417   $ 857     $200,829   $82,566   $(84,474)    $(6,013)
                            =======   =====     ========   =======   ========     =======


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
FOR THE THREE MONTHS ENDED OCTOBER 2, 1999
(Dollar amounts in thousands)

                                               Addi-                            Accumulated
                                     Special    tional                             Other
                            Common   Common    Paid-in    Retained   Treasury Comprehensive  Comprehensive
                            Stock   Stock      Capital    Earnings   Stock    Income (loss)      Income
                            ------    ------    -------   --------   --------  -------------  -------------
                                                              (Unaudited)

Balance, July 3, 1999        $18,692    $846    $207,857  $117,266  $(89,439)     $(13,508)      $   ---
Net earnings                     ---     ---       ---      20,600       ---           ---        20,600
Other comprehensive
  income (loss):
  Currency translation
    adjustment                   ---     ---         ---       ---       ---           952           952
  Unrealized decrease in
    the value of market-
    able securities              ---     ---         ---       ---       ---           (50)          (50)
                                                                                                 -------
Comprehensive income                                                                             $21,502
                                                                                                 =======
2,309 shares of
  special common stock
  converted into 2,309
  shares of common stock           3      (3)        ---       ---       ---           ---
40,083 shares of common
  stock issued upon
  exercise of stock
  options                         40     ---         913       ---       ---           ---
94,244 shares of
  treasury stock
  acquired                       ---     ---         ---       ---    (3,378)          ---
Other                            ---     ---          89       ---       ---           ---
                             -------    ----    --------  --------  --------      --------
Balance, October 2, 1999     $18,735    $843    $208,859  $137,866  $(92,817)     $(12,606)
                             =======    ====    ========  ========  ========      ========


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
FOR THE NINE MONTHS ENDED OCTOBER 3, 1998
(Dollar amounts in thousands)

                                                  Addi-                            Accumulated
                                       Special    tional                             Other
                               Common   Common    Paid-in    Retained   Treasury Comprehensive  Comprehensive
                               Stock   Stock      Capital    Earnings     Stock   Income (loss)   Income
                              ------    ------    -------   --------   --------  -------------  -------------
                                                              (Unaudited)

Balance, December 31, 1997     $16,051   $ 767    $135,345    $58,966   $(77,714)   $(5,327)        $   ---
Net earnings                       ---     ---         ---     23,600        ---        ---          23,600
Other comprehensive
income (loss):
 Currency translation
  adjustment                       ---     ---         ---        ---        ---     (1,181)         (1,181)
 Unrealized increase
  in the value of
  marketable securities            ---     ---         ---        ---        ---        595             595
 Minimum pension liability
  Net of $65 tax benefit           ---     ---         ---        ---        ---       (100)           (100)
                                                                                                    -------
Comprehensive income                                                                                $22,914
                                                                                                    =======
Sale of 2,182,500 shares
  of common stock                2,182     ---      62,207        ---        ---       ---
10,831 shares of
 special common stock
 converted into
 10,831 shares of
 common stock                       11     (11)        ---        ---        ---       ---
172,875 shares of
 common stock and
 100,991 shares of
 special common stock
 issued upon exercise
 of stock options                  173     101       3,277        ---        ---       ---
221,043 shares of
 Treasury stock acquired           ---     ---         ---        ---     (6,760)      ---
                               -------  ------    --------    -------   --------   -------
Balance, October 3, 1998       $18,417  $  857    $200,829    $82,566   $(84,474)  $(6,013)
                               =======  ======    ========    =======   ========   =======


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
FOR THE NINE MONTHS ENDED OCTOBER 2, 1999
(Dollar amounts in thousands)

                                                Addi-                            Accumulated
                                     Special    tional                             Other
                            Common   Common    Paid-in    Retained   Treasury Comprehensive  Comprehensive
                            Stock    Stock      Capital    Earnings   Stock    Income (loss)      Income
                            ------    ------    -------   --------   --------  -------------  -------------
                                                              (Unaudited)


Balance, December 31, 1998   $18,428    $855   $201,626    $93,966  $(85,669)     $(11,596)      $   ---
Net earnings                     ---     ---        ---     43,900       ---           ---        43,900
Other comprehensive
  income (loss):
  Currency translation
    adjustment                   ---     ---        ---        ---       ---        (1,197)       (1,197)
  Unrealized increase in
    the value of market-
    able securities              ---     ---        ---        ---       ---           187           187
                                                                                                 -------
Comprehensive income                                                                             $42,890
                                                                                                 =======
11,484 shares of
  special common stock
  converted into 11,484
  shares of common stock           12     (12)      ---        ---       ---           ---
60,698 shares of common
   stock issued upon
   exercise  of
  stock   options                  60    ---      1,064        ---       ---           ---
234,494 shares of
  treasury stock
  acquired                       ---     ---        ---        ---    (7,148)          ---
235,000 shares of common
   stock issued as
   partial consideration
   for an acquisition            235     ---      6,080        ---       ---           ---
Other                            ---     ---         89        ---       ---           ---
                             -------     ---   --------   --------  --------      --------
BALANCE, OCTOBER 2, 1999     $18,735    $843   $208,859   $137,866  $(92,817)     $(12,606)
                             =======    ====   ========   ========  ========      ========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                         NORTEK, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 2, 1999 AND OCTOBER 3, 1998

(A) The unaudited condensed consolidated financial statements (the "Unaudited Financial Statements") presented have been prepared by Nortek, Inc. and include the accounts of Nortek, Inc., and all of its significant wholly owned subsidiaries (the "Company") after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, the Company believes that the disclosures included are adequate to make the information presented not misleading. Certain amounts in the Unaudited Financial Statements for prior periods have been reclassified to conform to the October 2, 1999 presentation. It is suggested that these Unaudited Financial Statements be read in conjunction with the financial statements and the notes included in the Company's latest Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

(E) The following presents the approximate unaudited Pro Forma net sales, depreciation and amortization expense (other than amortization of deferred debt expense and debt discount), operating earnings, earnings from continuing operations and diluted earnings per share from continuing operations of the Company for the three months and nine months ended

                         NORTEK, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 2, 1999 AND OCTOBER 3, 1998
                                  (Continued)

     October 3, 1998 and the year ended December 31, 1998 and gives pro forma effect to the Common Stock Offering, the sale of the 8 7/8% Notes and the acquisition of NuTone on July 31, 1998, and reflects the estimated cost reductions directly attributable to the NuTone acquisition as described below as if such transactions had occurred on January 1, 1998. The Pro Forma results for the periods presented below include the actual results of NuTone since July 31, 1998 in accordance with the purchase method of accounting for an acquisition. Pro Forma operating results do not give pro forma effect to dispositions of businesses that occurred in 1998, the acquisition of Napco, Inc. which occurred on October 9, 1998 or acquisitions which occurred in 1999. (See Notes I, J, K and L).

                               Three Months   Nine Months      Year
                                  Ended          Ended         Ended
                                October 3,     October 3,    December 31,
                                   1998          1998          1998
                                ----------     ----------    ------------
                               (In thousands except per share amounts)
                                             (Unaudited)
      Pro Forma:
      Net sales                    $473,600      $1,411,000   $1,849,000
      Depreciation and
        amortization expense         11,900          36,200       47,400
      Operating earnings             45,800         106,600      142,500
      Earnings from continuing
       operations                    12,900          21,400       31,400
      Diluted earnings per
        share from continuing
        operations                    $1.08           $1.80        $2.63

      At the date of the NuTone acquisition, the Company achieved cost reductions directly attributable to the acquisition from the elimination of fees and charges paid by NuTone to Williams and related entities. The unaudited Pro Forma operating earnings have been increased by approximately $354,000 for the nine months ended October 3, 1998 and the year ended December 31, 1998 and decreased by approximately $30,000 for the three months ended October 3, 1998 to reflect the elimination of such fees. Subsequent to the NuTone acquisition, the Company expects to realize approximately $15,000,000 in unaudited estimated annual cost reductions ("NuTone Cost Reductions") that can be achieved as a

                         NORTEK, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 2, 1999 AND OCTOBER 3, 1998
                                  (Continued)

      result of integrating NuTone into the Company's operations. Pro Forma earnings have not been increased for the NuTone Cost Reductions for the periods presented, except for NuTone Cost Reductions actually achieved since the date of acquisition. The NuTone Cost Reductions are estimates and actual savings achieved could differ materially.

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

(F) The Company's Board of Directors has authorized a number of programs to purchase shares of the Company's Common and Special Common Stock. The most recent of these programs was announced on May 20, 1999, and allows the Company to purchase up to 500,000 shares of the Company's Common and Special Common Stock in open market or negotiated transactions, subject to market conditions, cash availability and provisions of the Company's outstanding debt instruments. As of November 5, 1999, the Company has purchased approximately 280,600 shares of its Common and Special Common Stock under this program for approximately $8,600,000 and accounted for such share purchases as Treasury Stock.

      At November 5, 1999, approximately $87,000,000 was available for the payment of cash dividends, stock purchases or other restricted payments as defined under the terms of the Company's most restrictive Indenture.

(G) Basic earnings per share amounts have been computed using the weighted average number of common and common equivalent shares outstanding during each period. Special Common Stock is treated as the equivalent of Common Stock in determining

                         NORTEK, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 2, 1999 AND OCTOBER 3, 1998
                                  (Continued)

      earnings per share results. Diluted earnings per share amounts have been computed using the weighted average number of common and common equivalent shares and the dilutive potential common and special common shares outstanding during each period.

      A reconciliation between basic and diluted earnings per share from continuing operations is as follows:

                                         Three                 Nine
                                     Months ended          Months ended
                                   Oct. 2,    Oct. 3,   Oct. 2,    Oct. 3,
                                    1999       1998       1999       1998
                                   -------    -------   -------    -------
                                   (In thousands except per share amounts)
     Earnings from continuing
       operations                  $20,600     $13,300   $43,900    $23,100
     Basic EPS:
       Basic common shares          11,808      11,721    11,802     10,660
                                    ======      ======    ======     ======
       Basic EPS                     $1.74       $1.13     $3.72      $2.17
                                     =====       =====     =====      =====

     Diluted EPS:

       Basic common shares          11,808      11,721    11,802     10,660
       Plus: Impact of stock
             options                   296         230       225        198
                                    ------      ------    ------     ------
     Diluted common shares          12,104      11,951    12,027     10,858
                                    ======      ======    ======     ======
     Diluted EPS                     $1.70       $1.11     $3.65      $2.13
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

      SFAS 133 is effective for fiscal years beginning after June 15, 2000. A company may also implement the Statement as of

                         NORTEK, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 2, 1999 AND OCTOBER 3, 1998
                                  (Continued)

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

(L) On September 9, 1999 the Company acquired Kroy Building Products, Inc., ("Kroy") a leading manufacturer of vinyl fencing, railing profiles and vinyl decking systems for residential and light commercial applications. Kroy is located in York, Nebraska and had net sales of approximately $26,000,000 during the twelve months ended June 30, 1999.

                         NORTEK, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 2, 1999 AND OCTOBER 3, 1998
                                  (Continued)

(M)   Effective  in 1998,  the Company  adopted  SFAS 131,  "Disclosures  About
      Segments of an Enterprise and Related Information". This statement introduced a new model for segment reporting, called the "management approach." The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. The presentation for the three months and nine months ended October 2, 1999 and October 3, 1998 is consistent with the presentation in the Company's 1998 Form 10-K. There have been no changes in the Company's segment reporting in 1999.

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

                          NORTEK, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       OCTOBER 2, 1999 AND OCTOBER 3, 1998

                                   (Continued)

      Summarized financial information for the Company's reportable segments is presented in the tables that follow for the three months and nine months ended October 2, 1999 and October 3, 1998.

                                          Three                  Nine
                                      Months Ended           Months Ended
                                 October 2,  October 3,  October 2,  October 3,
                                    1999       1998        1999        1998
                                  ---------  ---------   ---------   ---------
                                              (Amounts in thousands)
Net sales:
----------
Residential building products      $162,402   $130,743  $  477,770   $  331,901
Air conditioning and heating
  products                          144,152    121,975     417,898      356,645
Windows, doors and siding           226,346    150,306     549,317      390,677
Other                                20,593     19,481      59,296       52,564
                                   --------  ---------  ----------   ----------
                                    553,493    422,505   1,504,281    1,131,787
Businesses sold                         ---     35,688         ---      168,521
                                   --------  ---------   ----------  ----------
    Consolidated net sales         $553,493  $ 458,193  $1,504,281   $1,300,308
                                   ========  =========  ==========   ==========


Operating earnings (loss):
--------------------------
Residential building products       $27,297    $16,275    $69,878       $36,989
Air conditioning and heating
  products                           19,342     16,345     50,597        43,564
Windows, doors and siding            17,711     14,519     38,862        22,474
Other, net                           (5,268)    (3,602)   (14,418)      (11,319)
                                   --------   --------    -------     ---------
                                     59,082     43,537    144,919        91,708
Businesses sold                         ---        750        ---         5,426
                                   --------   --------    -------     ---------
    Consolidated operating
      earnings                       59,082     44,287    144,919        97,134
Unallocated:
Interest expense                    (24,225)   (22,928)   (72,564)      (62,126)
Investment income                     1,643      3,141      6,145         7,492
                                   --------   --------   --------     ---------
    Earnings before provision
      for income taxes             $ 36,500   $ 24,500   $ 78,500     $  42,500
                                   ========   ========   ========     =========


                         NORTEK, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 2, 1999 AND OCTOBER 3, 1998
                                (Continued)


                                          Three                  Nine
                                      Months Ended           Months Ended
                                 October 2,  October 3,  October 2,  October 3,
                                    1999       1998        1999        1998
                                  ---------  ---------   ---------   ---------
                                              (Amounts in thousands)

Depreciation and amortization:
------------------------------
Residential building products        $4,651     $4,169    $14,711    $  9,556
Air conditioning and heating
  products                            2,734      2,217      7,946       6,711
Windows, doors and siding             5,644      4,175     16,202      12,331
Other                                   292        326      1,274       1,008
                                     ------     ------    -------    --------
                                     13,321     10,887     40,133      29,606
Businesses sold                         ---        280        ---       1,437
                                     ------   --------    -------    --------
    Consolidated depreciation
      and amortization              $13,321  $  11,167    $40,133    $ 31,043
                                    =======  =========    =======    ========


(N) The Company's plans for eliminating certain activities of acquisitions acquired through the first quarter of 1999 have been finalized. The Company expects to finalize its plans with respect to the remaining 1999 acquisitions within one year of the respective acquisition dates and, accordingly, additional liabilities may be recorded as adjustments to the purchase price allocation for certain of the acquired businesses. For the nine months ended October 2, 1999, the Company recorded a liability of approximately $3,400,000 related to employee termination costs, an approximate $3,200,000 benefit from the curtailment of a pension plan relating to severed employees, and approximately $2,000,000 related primarily to the exit of certain facilities and operations of the acquired companies. The change in these liabilities and adjustments, since the end of the second quarter of 1999, resulted in a net decrease in goodwill of approximately $1,200,000 in the third quarter. The Company expects to record an additional estimated $1,000,000 to $2,000,000 of liabilities and adjustments, for acquisition plans not yet finalized relating principally to additional employee terminations and other exit costs arising from the elimination of certain products and the consolidation of certain functions and operations at the acquired businesses.

                         NORTEK, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 2, 1999 AND OCTOBER 3, 1998
                                  (Continued)

      Charges to the liabilities for employee terminations include payroll, payroll taxes and insurance benefits related to severance packages and were approximately $700,000 and $3,300,000 for the three months and nine months ended October 2, 1999, respectively. Charges to the liabilities for other exit costs relate principally to other costs of exiting or closing facilities and legal and consulting fees that were incurred due to the implementation of the Company's exit strategies. Charges to the liabilities for other exit costs were approximately $530,000 and $930,000 for the three months and nine months ended October 2, 1999, respectively.

                         NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 2, 1999
          AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 3, 1998

Effective in 1998, the Company adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" and, accordingly, the information for all periods presented has been reclassified to conform to the presentation for October 2, 1999.

The Company is a diversified manufacturer of residential and commercial building products, operating within three principal segments: the Residential Building Products Segment, the Air Conditioning and Heating Products Segment, and the Windows, Doors and Siding Segment. Other includes corporate related items; results of insignificant operations and certain income and expense items not allocable to reportable segments. The results of operations and other data relating to Businesses sold have been presented separately. Through these principal segments, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the residential and commercial construction, manufactured housing and the do-it-yourself ("DIY") and professional remodeling and renovation markets.

The Residential Building Products Segment manufactures and distributes built-in products primarily for the residential new construction, do-it-yourself and professional remodeling and renovation markets including kitchen range hoods, bath fans and combination units (fan, heater and light combinations). The Air Conditioning and Heating Products Segment manufactures and sells heating, ventilating, and air conditioning ("HVAC") systems for custom-designed commercial applications and for manufactured and site-built residential housing. The Windows, Doors and Siding Segment manufactures and distributes vinyl and wood windows, entry doors, patio doors, vinyl siding, aluminum trim coil, soffit, skirting, shutters and vinyl fences and decks for use in the residential construction, DIY and professional renovation markets.

The Company acquired NuTone on July 31, 1998, Napco on October 9, 1998, Webco on March 8, 1999, Peachtree Windows and Doors, Thermal-Gard and CWD Windows and Doors (the "Caradon Acquired Companies") on April 23, 1999, Multiplex on May 28, 1999 and Kroy on September 9, 1999. (See Notes D, I, J, K and L). These acquisitions have been accounted for under the purchase method of accounting. Accordingly, the results of NuTone, Napco, Webco, the Caradon Acquired Companies, Multiplex and Kroy are included in the Company's consolidated results since the date of their acquisition.

                         NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 2, 1999
          AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 3, 1998
                                  (Continued)

The tables that follow exclude the results of operations for the plumbing products business, which was sold on July 10, 1998 and had been accounted for as a discontinued operation.

During 1998, the Company made several dispositions of non-strategic assets acquired in the 1997 acquisition of Ply Gem Industries, Inc. ("Ply Gem"). On May 8, 1998, the Company sold Studley Products, Inc. ("Studley"). Studley was treated as an operation held for sale since the acquisition of Ply Gem and accordingly Studley's operating results are not included in the Company's consolidated financial results. Four additional Ply Gem subsidiaries were sold during 1998: on May 22, 1998, the Company sold Sagebrush Sales Inc.; on July 2, 1998, the Company sold Goldenberg Group Inc.; on July 31, 1998 the Company sold the Ply Gem Manufacturing division of Ply Gem; and on December 10, 1998, the Company sold Allied Plywood Corporation. Additionally, on December 30, 1998 the Company sold its M&S Systems LP and Moore-O-Matic, Inc. subsidiaries. The operating results of these 1998 dispositions are included in the Company's 1998 consolidated results to the date of sale. For the third quarter of 1998, the combined net sales, operating earnings and earnings before provision for income taxes of these dispositions were approximately $35,700,000, $750,000 and $750,000, respectively. For the first nine months of 1998, the combined net sales, operating earnings and earnings before provision for income taxes of these dispositions were approximately $168,500,000, $5,400,000 and $5,400,000, respectively.

The Company does not expect the effect of Businesses sold during 1998 to be significant to the Company's future operations.

                         NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 2, 1999
          AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 3, 1998

                                  (Continued)

RESULTS OF OPERATIONS
---------------------
The tables that follow present the unaudited net sales and operating earnings for the Company's principal segments for the third quarter and nine months ended October 2, 1999 and October 3, 1998, and the dollar amount and percentage change of such results as compared to the prior comparable period. The amounts in the tables for the prior comparable period have been reclassified to conform to the presentation for 1999.

                                                           Change in
                                Third Quarter         Third Quarter 1999
                            October 2,   October 3,    As Compared To 1998
                               1999        1998           $          %
                           -----------   ----------   --------   --------
                                  (Dollar amounts in thousands)
Net sales:
----------
Residential building
  products                   $162,402    $130,743     $ 31,659     24.2
Air conditioning and
  heating products            144,152     121,975       22,177     18.2
Windows, doors and siding     226,346     150,306       76,040     50.6
Other                          20,593      19,481        1,112      5.7
                             --------    --------     --------
                              553,493     422,505      130,988     31.0
Businesses sold                   ---      35,688      (35,688)  (100.0)
                             --------    --------     --------
                             $553,493    $458,193     $ 95,300     20.8
                             ========    ========     ========
Operating earnings (loss):
--------------------------
Residential building
  products                   $ 27,297    $ 16,275     $ 11,022     67.7
Air conditioning and
  heating products             19,342      16,345        2,997     18.3
Windows, doors and siding      17,711      14,519        3,192     22.0
Other, net                     (5,268)     (3,602)      (1,666)    46.3
                              --------   --------      --------
                               59,082      43,537       15,545     35.7
Businesses sold                   ---         750         (750)  (100.0)
                             --------    --------     --------
                             $ 59,082    $ 44,287     $ 14,795     33.4
                             ========    ========     ========


                         NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 2, 1999
          AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 3, 1998
                                  (Continued)

                                                            Change in
                               Nine Months               Nine Months 1999
                            October 2,   October 3,    As Compared To 1998
                               1999        1998           $          %
                           -----------   ----------   --------   --------
                                  (Dollar amounts in thousands)

Net sales:
----------
Residential building
  products                   $  477,770      $331,901  $145,869      43.9
Air conditioning and
  heating products              417,898       356,645    61,253      17.2
Windows, doors and siding       549,317       390,677   158,640      40.6
OTher                            59,296        52,564     6,732      12.8
                             ----------    ----------  --------
                              1,504,281     1,131,787   372,494      32.9
Businesses sold                     ---       168,521  (168,521)   (100.0)
                             ----------    ----------  --------
                             $1,504,281    $1,300,308  $203,973      15.7
                             ==========    ==========  ========

Operating earnings(loss):
-------------------------
Residential building
  products                   $   69,878    $   36,989   $32,889      88.9
Air conditioning and
  heating products               50,597        43,564     7,033      16.1
Windows, doors and siding        38,862        22,474    16,388      72.9
Other, net                      (14,418)      (11,319)   (3,099)    (27.4)
                             ----------    ----------  --------
                                144,919        91,708    53,211      58.0
Businesses sold                     ---         5,426    (5,426)   (100.0)
                             ----------    ----------  --------
                             $  144,919    $   97,134  $ 47,785      49.2
                             ==========    ==========  ========


                         NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 2, 1999
          AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 2, 1998
                                  (Continued)

The tables that follow, set forth, for the periods presented, (a) certain unaudited consolidated operating results, (b) the change in the amount and the percentage change of such results as compared to the prior comparable period,
(c) the percentage which such results bear to net sales, and (d) the change of such percentages as compared to the prior comparable period. The results of operations for the third quarter and nine months ended October 2, 1999 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

                                                           Change in
                                Third Quarter          Third Quarter 1999
                            October 2,   October 3,    As Compared To 1998
                               1999        1998           $          %
                           -----------   ----------   --------   --------
                                    (Dollar amounts in millions)

Net sales                     $553.5     $458.2       $95.3        20.8%
Cost of products sold          396.0      331.2       (64.8)      (19.6)
Selling, general and
 administrative expense         93.3       78.7       (14.6)      (18.6)
Amortization of goodwill
  and intangible assets          5.1        4.0        (1.1)      (27.5)
                              ------      -----       -----
Operating earnings              59.1       44.3        14.8        33.4
Interest expense               (24.3)     (22.9)       (1.4)       (6.1)
Investment income                1.7        3.1        (1.4)      (45.2)
                              ------      -----       -----
Earnings from continuing
 operations before pro-
 vision for income taxes        36.5       24.5        12.0        49.0
Provision for income
 Taxes                                     11.2        (4.7)      (42.0)
                              ------      -----       -----
Earnings from continuing
 operations                     20.6       13.3         7.3        54.9
Earnings from
 discontinued operations         ---         .6        (0.6)     (100.0)
Extraordinary loss from
 Debt retirements                ---        (.1)        0.1       100.0
                              ------     ------       -----
Net earnings                  $ 20.6     $ 13.8       $ 6.8        49.3%
                              ======     ======       =====

                         NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 2, 1999
          AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 3, 1998
                                  (Continued)

                                                              Change in
                               Percentage of net sales       Percentage
                                 Third Quarter Ended        For the Third
                                 October 2,  October 3,    Quarter 1999 as
                                    1999       1998        Compared to 1998
                                ----------   ----------    ----------------

Net sales                            100.0%      100.0%            0.0%
Cost of products sold                 71.5        72.3             0.8
Selling, general and
  administrative expense              16.9        17.2             0.3
Amortization of goodwill
  and intangible assets                 .9          .8            (0.1)
                                      ----        ----            ----
Operating earnings                    10.7         9.7             1.0
Interest expense                      (4.4)       (5.0)            0.6
Investment income                       .3          .6            (0.3)
                                      ----        ----            ----
Earnings from continuing
  operations before provision
  for income taxes                     6.6         5.3             1.3
Provision for income taxes             2.9         2.4            (0.5)
                                      ----        ----            ----
Earnings from continuing
  operations                           3.7         2.9             0.8
Earnings from
  discontinued operations              ---          .1            (0.1)
Extraordinary loss from debt
  Retirements                          ---         ---             ---
                                      ----        ----            ----
Net earnings                           3.7%        3.0%            0.7%
                                      ====        ====            ====

                         NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 2, 1999
          AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 3, 1998
                                  (Continued)



                                                           Change in
                              Nine Months Ended        Nine Months 1999 as
                            October 2,   October 3,     Compared To 1998
                               1999        1998           $          %
                           -----------   ----------   --------   --------
                                    (Dollar amounts in millions)


Net sales                       $1,504.3     $1,300.3     $204.0    15.7%
Cost of products sold            1,077.9        959.1     (118.8)  (12.4)
Selling, general and
 administrative expense            266.6        234.2      (32.4)  (13.8)
Amortization of goodwill
 and intangible assets              14.9          9.9       (5.0)  (50.5)
                                --------     --------      -----
Operating earnings                 144.9         97.1       47.8    49.2
Interest expense                   (72.6)       (62.1)     (10.5)  (16.9)
Investment income                    6.2          7.5       (1.3)  (17.3)
                                --------     --------      -----
Earnings from continuing
 operations before pro-
 vision for income taxes            78.5         42.5       36.0    84.7
Provision for income taxes          34.6         19.4      (15.2)  (78.4)
                                  --------     --------      -----
Earnings from continuing
 operations                         43.9         23.1       20.8    90.0
Earnings from
 discontinued operations             ---           .6        (.6) (100.0)
Extraordinary loss from
  debt retirements                   ---          (.1)       0.1   100.0
                                --------     --------     ------
Net earnings                    $   43.9     $   23.6     $ 20.3    86.0%
                                ========     ========     ======

                         NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 2, 1999
          AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 3, 1998
                                  (Continued)


                                                              Change in
                               Percentage of net sales       Percentage
                                 Nine Months Ended          For the Nine
                                 October 2,  October 3,     Months 1999 as
                                    1999       1998        Compared to 1998
                                ----------   ----------    ----------------

Net sales                           100.0%     100.0%            0.0%
Cost of products sold                71.7       73.7            2.0
Selling, general and
 administrative expense              17.7       18.0             0.3
Amortization of goodwill
  and intangible assets               1.0         .8            (0.2)
                                    -----     ------          ------
Operating earnings                    9.6        7.5             2.1
Interest expense                     (4.8)      (4.8)            ---
Investment income                      .4         .6            (0.2)
                                    -----     ------          ------
Earnings from continuing
 operations before provision
 for income taxes                     5.2        3.3             1.9
Provision for income taxes            2.3        1.5            (0.8)
                                    -----     ------          ------
Earnings from continuing
 operations                           2.9        1.8             1.1
Earnings from discontinued
 operations                           ---        ---             ---
EXtraordinary loss from debt
 retirements                          ---        ---             ---
                                    -----     ------           -----
Net earnings                          2.9%       1.8%            1.1%
                                    =====    =======           =====



Net sales increased approximately $95,300,000 or approximately 20.8%(or increased approximately $95,800,000 or approximately 20.9% excluding the effect of changes in foreign exchange rates) for the third quarter of 1999, as compared to 1998 and increased approximately $204,000,000 or approximately 15.7%(or increased approximately $205,500,000 or approximately 15.8% excluding the effect of changes in foreign exchange rates) for the first nine months of 1999, as compared to 1998, principally, as a result of acquisitions and higher sales volume, partially offset by the effect of Businesses sold. Acquisitions contributed approximately $18,900,000 of the total increase in net sales of approximately $31,700,000 in the third quarter and approximately $121,500,000 of the total increase in net sales of approximately $145,900,000 in the first nine months in the Residential Building Products Segment. Increased domestic sales volume, partially offset by the effects of changes in foreign exchange rates accounted for the balance of the increase in this segment. Net sales in the Air Conditioning and Heating Products Segment increased approximately $22,200,000 or 18.2% in the third quarter of 1999 and increased approximately $61,300,000 or 17.2% in the first nine months of 1999. The increase in net sales in this

                         NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 2, 1999
          AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 3, 1998
                                  (Continued)

segment is principally, as a result of higher sales volume of products sold to customers serving the residential site built and commercial markets partially offset by lower sales of products to customers serving the manufactured housing market in this segment. In the third quarter of 1999, this segment began to feel the impact of a slowdown in the manufactured housing industry. It is anticipated that the weakness in the manufactured housing industry will continue and will have an adverse effect on this segments sales over the next several quarters. This segments sales of air conditioning products sold to manufactured housing customers will improve as the industry takes steps to reduce its retail inventories of manufactured homes. Approximately $2,800,000 and $8,100,000 in the third quarter and first nine months of 1999, respectively, of the increase in net sales in this segment was from an acquisition. Net sales of the Windows, Doors and Siding Segment increased approximately $76,000,000 and $158,600,000 for the third quarter and first nine months, respectively. These increases arose primarily from net sales of acquisitions which contributed approximately
$84,500,000 and $170,900,000 for the third quarter and first nine months, respectively, partially offset by the effect of lower sales volume of certain lower margin vinyl windows relocated to a low cost manufacturing facility as this operation closely controlled its sales as it continues the implementation of improved operating systems and cost-control measures. These overall net increases in net sales in the Company's three principal segments were partially offset by the effect of lower net sales attributable to Businesses sold in 1998 of approximately $35,700,000 and $168,500,000 in the third quarter and first nine months, respectively. As a result of the acquisitions in the second and third quarters of 1999 in the Windows, Doors and Siding Segment, the performance of this segment will be more seasonal than in prior years due to the effect of winter weather conditions normally expected in the fourth and first quarters in the U.S. and Canada.

Cost of products sold as a percentage of net sales decreased from approximately 72.3% in the third quarter of 1998 to approximately 71.5% in the third quarter of 1999, and decreased from approximately 73.7% in the first nine months of 1998 to approximately 71.7% in the first nine months of 1999. Changes in the percentages were, in large part, affected by acquisitions and Businesses sold in 1998. Excluding the effect of Businesses sold, cost of products sold as a percentage of net sales decreased from approximately 72.0% in the third quarter of 1998 to approximately 71.5% in the third quarter of 1999 and decreased from approximately 73.2% in the first nine months of 1998 to approximately 71.7% in the first nine months of 1999. These decreases in the percentages principally

                         NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 2, 1999
          AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 3, 1998
                                  (Continued)

resulted from acquisitions (which, for the most part, have a lower level of cost of sales than the overall group of businesses owned prior to such acquisitions). To a lesser extent, the effect of higher sales levels in the Residential Building Products Segment without a proportionate increase in costs also contributed to the decreases in the percentages. These decreases in the percentages were partially offset by the effect of higher vinyl resin cost, due to higher oil prices, without a proportionate increase in sales prices, in the Windows, Doors and Siding Segment. The rising cost of vinyl resin is also expected to adversely impact cost of sales percentages in the fourth quarter of 1999. This situation should be mitigated, as price increases for this segments vinyl products are implemented over the next several quarters.

Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, material costs and changes in productivity levels.

Selling, general and administrative expense as a percentage of net sales decreased from approximately 17.2% in the third quarter of 1998 to approximately 16.9% in the third quarter of 1999 and from approximately 18.0% in the first nine months of 1998 to approximately 17.7% in the first nine months of 1999. These decreases in the percentages were principally affected as a result of acquisitions and Businesses sold in 1998. Excluding the effect of Businesses sold, selling, general and administrative expense as a percentage of net sales increased from approximately 16.8% in the third quarter of 1998 to approximately 16.9% in the third quarter of 1999, and decreased from approximately 17.8% in the first nine months of 1998 to approximately 17.7% in the first nine months of 1999. The decrease in the percentage in the first nine months is principally as a result of an increase in net sales in the Air Conditioning and Heating Products Segment without a proportionate increase in expense. The effect of the Windows, Doors and Siding segment acquisitions (which, for the most part, have a lower level of expense as a percentage of net sales than the overall group of businesses owned prior to such acquisitions) was offset by the effect of the acquisitions in the Residential Building Products Segment (which have a higher level of expense as a percentage of net sales than the overall group of businesses owned prior to such acquisitions.)

Amortization of goodwill and intangible assets, as a percentage of net sales, increased from approximately 0.8% of net sales in the third quarter of 1998 to approximately 0.9% of net sales in the third quarter of 1999 and increased from

                         NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 2, 1999
          AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 3, 1998
                                  (Continued)

approximately   0.8%  of  net  sales  in  the  first  nine  months  of  1998  to approximately 1.0% of net sales in the first nine months of 1999, principally as a result of acquisitions.

Consolidated operating earnings increased approximately $14,800,000 from approximately $44,300,000 in the third quarter of 1998 as compared to approximately $59,100,000 in the third quarter of 1999 and increased approximately $47,800,000 from approximately $97,100,000 in the first nine months of 1998 as compared to approximately $144,900,000 for the first nine months of 1999. Businesses acquired in 1998 and 1999 contributed approximately $9,000,000 of the increase in the third quarter, of which approximately $6,300,000 was in the Windows, Doors and Siding Segment, and $2,700,000 was in the Residential Building Products Segment. Businesses acquired in 1998 and 1999 contributed approximately $34,900,000 of the increase in the first nine months of which approximately $15,300,000 was in the Windows, Doors and Siding Segment, $18,900,000 was in the Residential Building Products Segment and $700,000 was in the Air Conditioning and Heating Products Segment. The increase in operating earnings for the first nine months of 1999 includes approximately $10,300,000 of estimated synergies and cost reductions realized from the integration of NuTone into the Company's Residential Building Products Segment, net of approximately $2,600,000 of costs and expenses. Consolidated operating earnings have been reduced by depreciation and amortization expense of approximately $13,400,000 and approximately $11,100,000 for the third quarter of 1999 and 1998, respectively, and have been reduced by depreciation and amortization expense of approximately $40,100,000 and approximately $31,000,000 for the first nine months of 1999 and 1998, respectively. Businesses acquired contributed approximately $2,300,000 of the increase in depreciation and amortization expense in the third quarter of 1999, of which approximately $1,400,000 was in the Windows, Doors and Siding Segment, $800,000 was in the Residential Building Products Segment and $100,000 was in the Air Conditioning and Heating Products Segment. Businesses acquired contributed approximately $8,700,000 of the increase in depreciation and amortization expense in the first nine months of 1999, of which approximately $3,500,000 was in the Windows, Doors and Siding Segment, $5,000,000 was in the Residential Building Products Segment and $200,000 was in the Air Conditioning and Heating Products Segment. Depreciation and amortization expense relating to the operating results of Businesses sold in 1998 was approximately $300,000 and $1,400,000 for the third quarter and first nine months of 1998, respectively. The increase in operating earnings was also due, in part, to lower costs and expenses of approximately $1,100,000 in the first nine months, excluding the contribution from acquisitions, in the

                         NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 2, 1999
          AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 3, 1998
                                  (Continued)

Windows, Doors and Siding Segment; increased sales volume without a proportionate increase in costs and expenses in the Residential Building Products Segment of approximately $8,400,000 in the third quarter and
$14,000,000 in the first nine months, excluding the contribution from acquisitions; and increased sales volume without a proportionate increase in costs and expenses in the Air Conditioning and Heating Products Segment of approximately $3,000,000 in the third quarter and $6,300,000 in the first nine months, excluding the contribution from acquisitions. These increases in operating earnings in the Air Conditioning and Heating Products Segment arose from higher sales levels of commercial and site-built residential products, partially offset in the third quarter of 1999, by lower operating earnings of air conditioning and heating products sold to the manufactured housing market as compared to the prior year due to a slow-down in the manufactured housing industry as noted above. The slowdown in the manufactured housing industry is expected to adversely effect this segment's operating earnings over the next several quarters. It is anticipated that this segment's operating earnings will begin to improve from increased sales of air conditioning products once the industry takes steps to reduce its retail inventories of manufactured homes.It is also expected, that over the next several quarters, the effect of this slowdown will continue to be somewhat offset by increased site-built residential air conditioning product sales in this segment. Operating earnings in the third quarter of 1999 in the Windows, Doors and Siding Segment decreased approximately $3,100,000 as compared to 1998, excluding the contribution from acquisitions, principally as a result of higher vinyl resin costs and lower sales levels of certain vinyl windows as noted above. The overall increases in operating earnings were partially offset by the effect of approximately $750,000 and $5,400,000 of operating earnings of Businesses sold in 1998 in the third quarter and first nine months of 1998, respectively. The integration of the recently acquired Caradon Acquired Companies is taking longer than expected and resulted in a lower contribution to earnings in the third quarter of 1999 than anticipated. The Company anticipates lower earnings levels then previously expected over the next several quarters in the Windows, Doors and Siding Segment due to the seasonality of this segment's 1999 acquisitions and as the effects of the integration of the Caradon Acquired Companies and the lower sales levels of certain vinyl windows, noted above, continue to be felt. The Company also expects future operating earnings in this segment to be adversely affected by higher vinyl resin costs until increases in sales prices to customers can be implemented over the next several quarters.

Operating earnings of foreign operations, consisting primarily of the results of operations of the Company's Canadian and European subsidiaries which manufacture

                         NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 2, 1999
          AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 3, 1998
                                  (Continued)

built-in ventilation products and window and door systems, were approximately 8.6% and 5.2% of operating earnings (before corporate overhead) in the third quarter of 1999 and 1998, respectively, and were approximately 6.5% and 5.9% of operating earnings (before corporate overhead) in the first nine months of 1999 and 1998, respectively. The increase in foreign operating earnings as a percentage of operating earnings in the first nine months of 1999 as compared to 1998 is principally a result of the increased operating earnings from foreign acquisitions. Sales and earnings derived from the international market are subject to the risks of currency fluctuations.

Interest expense in the third quarter of 1999 increased approximately $1,400,000 or approximately 6.1% as compared to the third quarter of 1998, and increased approximately $10,500,000 or approximately 16.9% in the first nine months of 1999 as compared to the first nine months of 1998 primarily as a result of the sale of the 8 7/8% Notes on July 31, 1998. This increase was partially offset by the paydown of approximately $27,700,000 of debt with a portion of the proceeds from the sale of businesses in 1998.

Investment income decreased approximately $1,400,000 or approximately 45.2% in the third quarter of 1999 as compared to the third quarter of 1998 and decreased approximately $1,300,000 or approximately 17.3% in the first nine months of 1999 as compared to the first nine months of 1998. The decrease in the third quarter and the first nine months of 1999 is principally due to lower average invested balances as a result of funds used for acquisitions and lower yields earned on short-term investments and marketable securities.

The provision for income taxes was approximately $15,900,000 for the third quarter of 1999, as compared to $11,200,000 for the third quarter of 1998 and approximately $34,600,000 for the first nine months of 1999, as compared to $19,400,000 for first nine months of 1998. The income tax rates differed from the United States Federal statutory rate of 35% principally as a result of state income tax provisions, nondeductible amortization expense (for tax purposes), the effect of foreign income tax on foreign source income, changes in tax reserves and the effect of product development tax credits from foreign operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company is highly leveraged and expects to continue to be highly leveraged for the foreseeable future. At October 2, 1999, the Company had consolidated debt of approximately $1,037,400,000 consisting of (i) $16,000,000 of short-term

                         NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 2, 1999
          AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 3, 1998
                                  (Continued)

borrowings and current maturities of long-term debt, (ii) $126,200,000 of notes, mortgage notes and other indebtedness,(iii) $209,300,000 of the 8 7/8% Notes,
(iv)  $307,800,000  of the 9 1/8%  Senior  Notes due 2007 ("9 1/8%  Notes")  (v)
$174,200,000  of the 9 1/4%  Senior  Notes  due 2007 ("9 1/4%  Notes")  and (vi)
$203,900,000 of the 9 7/8% Senior Subordinated Notes due 2004 ("9 7/8% Notes"). At October 2, 1999, the Company had consolidated unrestricted cash, cash equivalents and marketable securities of approximately $96,983,000 as compared to approximately $209,633,000 at December 31, 1998 and the Company's debt to equity ratio was approximately 4.0:1 at October 2, 1999 as compared to 4.7:1 at December 31, 1998.

The Company's ability to pay interest on or to refinance its indebtedness depends on the successful integration of the operations of recent acquisitions and the Company's future performance, which is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. There can be no assurance that the Company will generate sufficient cash flow from the operation of its subsidiaries or that future financings will be available on acceptable terms or in amounts sufficient to enable the Company to service or refinance its indebtedness, or to make necessary capital expenditures.

The Company has evaluated and expects to continue to evaluate possible acquisition transactions and possible dispositions of certain of its businesses on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions. Acquisitions in 1999 were principally funded through the use of unrestricted cash and investments.

The indentures and other agreements governing the Company and its subsidiaries' indebtedness (including the indentures for the 8 7/8% Notes, the 9 1/8% Notes, the 9 1/4% Notes, the 9 7/8% Notes and the credit agreement covering the Ply Gem credit facility) contain restrictive financial and operating covenants including covenants that restrict the ability of the Company and its subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions.

The Company expects to meet its cash flow requirements through fiscal 1999 from cash generated from operations, existing cash, cash equivalents and marketable securities, and financings, which may include securitization of accounts receivable and mortgage or capital lease financings.

                         NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 2, 1999
          AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 3, 1998
                                  (Continued)

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

On September 9, 1999 the Company acquired Kroy Building Products, Inc., ("Kroy") a leading manufacturer of vinyl fencing, railing profiles and vinyl decking systems for residential and light commercial applications. Kroy is located in York, Nebraska and had net sales of approximately $26,000,000 during the twelve months ended June 30, 1999.

As the Company integrates the 1998 and 1999 acquisitions into its businesses, it expects to achieve significant synergies, cost savings and reductions during 1999, partially offset by certain costs and expenses. The Company's plans for eliminating certain activities for acquisitions acquired through the first quarter of 1999 have been finalized. The Company expects to record an estimated additional $1,000,000 to $2,000,000 of liabilities or adjustments for acquisition plans not yet finalized. Acquisition integration liabilities and adjustments relate principally to additional employee terminations and other exit costs of certain products and the consolidation of certain functions and operations at the acquired businesses. The total expenditures associated with exit costs related to the integration effort at October 2, 1999 are expected to be funded from the Company's operating cash flow. If significant difficulty is encountered during the integration process, or if such synergies and cost savings are not realized, the results of operations, cash flow and financial condition of the Company likely will be adversely affected. There can be no assurance that the Company will be able to successfully manage and integrate the

                         NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 2, 1999
          AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 3, 1998
                                  (Continued)

1998 and  1999  acquisitions.(See  Note D, I, J, K, L and N of the  Notes to the
Unaudited  Condensed   Consolidated   Financial  Statements  included  elsewhere
herein.)

Unrestricted cash and cash equivalents decreased from approximately $87,876,000 at December 31, 1998 to approximately $71,998,000 at October 2, 1999. Marketable securities available for sale decreased from approximately $121,757,000 at December 31, 1998 to approximately $24,985,000 at October 2, 1999. The Company's investment in marketable securities at October 2, 1999 consisted primarily of certificates of deposit, commercial paper and bank issued money market instruments. At October 2, 1999, approximately $23,028,000 of the Company's cash and investments were pledged as collateral for insurance, employee benefits and other requirements and were classified as restricted in current assets in the Company's accompanying condensed consolidated balance sheet.

Capital   expenditures  were  approximately   $41,400,000  for  the  year  1998,
approximately $34,400,000 in the first nine months of 1999 and are expected to range between approximately $45,000,000 and $50,000,000 for all of 1999.

The Company's Board of Directors has authorized a number of programs to purchase shares of the Company's Common and Special Common Stock. The most recent of these programs was announced on May 20, 1999, and allows the Company to purchase up to 500,000 shares of the Company's Common and Special Common Stock in open market or negotiated transactions, subject to market conditions, cash availability and provisions of the Company's outstanding debt instruments. As of November 5, 1999, the Company has purchased approximately 280,600 shares of its Common and Special Common Stock under this program for approximately $8,600,000 and accounted for such share purchases as Treasury Stock.

At November 5, 1999, approximately $87,000,000 was available for the payment of cash dividends, stock purchases or other restricted payments as defined under the terms of the Company's most restrictive Indenture.

The Company's working capital and current ratio decreased from approximately $337,207,000 and 2.0:1, respectively, to approximately $331,883,000 and 1.9:1, respectively, between December 31, 1998 and October 2, 1999, principally as a result of payments related to acquisitions partially offset by working capital acquired from such acquisitions and net of the factors described below.

                         NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 2, 1999
          AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 3, 1998
                                  (Continued)

Accounts receivable increased approximately $85,367,000 or approximately 41.6%, between December 31, 1998 and October 2, 1999, while net sales increased approximately $115,458,000 or approximately,26.4% in the third quarter of 1999 as compared to the fourth quarter of 1998. These increases are a result of the 1999 acquisitions, which contributed approximately $62,100,000 to net sales and approximately $37,247,000 to accounts receivable in the first nine months of 1999. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on October 2, 1999 as compared to December 31, 1998. The Company has not experienced any significant overall changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in 1999.

Inventories increased approximately $45,877,000 or approximately 28.2%, between December 31, 1998 and October 2, 1999. Acquisitions contributed approximately $27,047,000 to the increase in inventory for the first nine months of 1999.

Accounts payable increased approximately $43,401,000 or approximately 36.1%, between December 31, 1998 and October 2, 1999. Acquisitions contributed approximately $17,471,000 to the increase in accounts payable.

                         NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 2, 1999
          AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 3, 1998
                                  (Continued)

Unrestricted cash and cash equivalents decreased approximately $15,878,000 from December 31, 1998 to October 2, 1999, principally as a result of the following:

                                                         Condensed
                                                        Consolidated
                                                         Cash Flows
                                                       -------------
Operating Activities--
 Cash flow from operations, net..................       $104,861,000
 Increase in accounts receivable, net............        (54,968,000)
 Increase in inventories.........................        (23,480,000)
 Decrease in prepaids and other current assets...          2,276,000
 Increase in accounts payable....................         35,385,000
 Decrease in accrued expenses and taxes..........        (13,092,000)
Investing Activities---
 Net cash paid for businesses acquired...........       (113,018,000)
 Proceeds from the sale of marketable
   securities, net...............................         97,044,000
 Capital expenditures............................        (34,400,000)
 Increase in restricted cash and investments.....         (3,968,000)
Financing Activities---
 Increase in borrowings, net.....................          1,395,000
 Purchase of Nortek Common and Special
   Common Stock..................................         (6,982,000)
Other, net.......................................         (6,931,000)
                                                        ------------
                                                        $(15,878,000)
                                                        ============

The impact of changes in foreign currency exchange rates on cash was not material and has been included in other, net.

The Company's debt-to-equity ratio decreased from approximately 4.7:1 at December 31, 1998 to 4.0:1 at October 2, 1999, primarily as a result of the increase in equity due to net earnings for the first nine months of 1999 and the issuance of Common Stock as partial consideration for an acquisition. This was partially offset by the effect of the purchase of Nortek Common and Special Common Stock, changes in currency translation and the net increase in borrowings. (See the Consolidated Statement of Stockholders' Investment included elsewhere herein.)

At December 31, 1998, the Company's wholly owned subsidiary, Ply Gem, had a net operating loss carry forward of approximately $61,300,000 that expires in 2011 and is subject to certain limitations imposed by the Internal Revenue Code. The Company expects to utilize approximately $40,000,000 of this net operating loss in its 1999 federal tax return, which will result in lower than expected federal income tax payments of approximately $14,000,000 for 1999.

                         NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 2, 1999
          AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 3, 1998
                                  (Continued)

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

The demand for the Company's products is seasonal, particularly in the Northeast and Midwest regions of the United States and in Canada where inclement weather during the winter months usually reduces the level of building and remodeling activity in both the home improvement and new construction markets. The Company's lower sales levels usually occur during the first and fourth quarters. Since a high percentage of the Company's manufacturing overhead and operating expenses are relatively fixed throughout the year, operating income and net earnings tend to be lower in quarters with lower sales levels. As a result of the recent acquisitions in the Windows, Doors and Siding Segment the performance of this group will be more seasonal than in prior years due to the number of businesses that are affected by winter weather conditions. In addition, the demand for cash to fund the working capital of the Company's subsidiaries is greater from late in the first quarter until early in the fourth quarter.

MARKET RISK
-----------
As discussed more specifically below, the Company is exposed to market risks related to changes in interest rates, foreign currencies and commodity pricing. The Company uses derivative financial instruments periodically on a limited basis to hedge economic exposures. The Company does not enter into derivative financial instruments or other financial instruments for trading purposes.

                         NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 2, 1999
          AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 3, 1998
                                  (Continued)

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

B.    Foreign currency risk

The Company's results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Italian Lira and the Canadian Dollar. For the first nine months of 1999, the net impact of foreign currency changes was not material to the Company's financial condition or results of operations. The Company manages its exposure to foreign currency exchange risk principally by trying to minimize the Company's net investment in foreign assets through the use of strategic short and long-term borrowings at the foreign subsidiary level. The Company generally does not enter into derivative financial instruments to manage foreign currency exposure. At October 2, 1999, no foreign currency hedging contracts were outstanding.

The Company's operations in Europe have not been materially impacted by the introduction of the European single currency, the Euro.

                         NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 2, 1999
          AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 3, 1998
                                  (Continued)

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

The Company generally does not enter into derivative financial instruments to manage commodity-pricing exposure. At October 2, 1999, the Company did not have any outstanding commodity forward contracts.

YEAR 2000 DISCLOSURE
--------------------
The Year 2000 ("Y2K") issue refers to and arises from deficient computer programs and related products, such as embedded chips, which do not properly distinguish between a year that begins with "20" instead of "19" beginning on January 1, 2000. If not corrected, many businesses and processes could fail or create erroneous results. The extent of the potential impact of the Y2K problem is not yet known, and if not timely corrected, it could affect the global economy. As required by recent guidance from the Securities and Exchange Commission ("SEC") applicable to all public companies, the following disclosure provides detail regarding the Company's Y2K compliance.

A.    The Company's Readiness:

To manage its Y2K program, the Company established a corporate-wide initiative and has divided its efforts into five areas: awareness (communication to employees, vendors and suppliers of the Y2K issue), assessment (a complete inventory of all aspects of the business that might be affected), remediation/validation (develop plans to correct all issues identified from the assessment stage), implementation (corrective measures taken to solve the Y2K issues identified) and contingency (alternative actions developed in the event that corrective measures are not implemented by Y2K or are not effective). Further, the Company has identified three key areas of concentration:

                         NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 2, 1999
          AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 3, 1998
                                  (COntinued)

information technology ("IT") systems, non-IT systems and third parties (suppliers and customers). The Company's subsidiaries are in various stages of completion of this initiative, including the implementation and contingency stages, for the Y2K issue. Certain of the Company's subsidiaries are simultaneously working on the implementation and contingency stages of this initiative. In the third quarter of 1999, the Company's subsidiaries made significant progress in the implementation and contingency stages. Overall the Company believes that it is in the contingency stage of addressing the Y2K issue. Although the Company believes that all IT and non-IT systems material to the Company's business will be Y2K compliant on or before December 31, 1999, it cannot predict the outcome or the success of its Y2K program, or that third party systems are or will be Y2K compliant, or that the costs required to address the Y2K initiative, or that the impact of a failure to achieve substantial Y2K compliance, will not have a material adverse effect on the Company's business, financial condition or results of operations.

1. IT systems: The Company has, previously conducted a comprehensive review of its computer systems to identify those that could be affected by the Y2K issue. Substantially all of the Company's operating systems and database systems that were identified as not Y2K compliant have been replaced or modified. The Company presently believes that with minor replacement and modifications (conversion and testing in progress) to the remaining non Y2K compliant software, the Y2K problem will not pose significant operational problems for the Company's computer systems as so modified.

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

3. Third parties: Due to the pervasive use of computers by the Company's suppliers, customers, financial institutions, and other third parties, the Y2K problem could have a material impact on the Company if not timely addressed by such third parties. To assess third party readiness, the Company is surveying its principal suppliers and financial institutions and receiving responses that indicate that such parties are

                         NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 2, 1999
          AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 3, 1998
                                  (Continued)

     in the process of adequately addressing the problem. In cases where key suppliers have not responded or are not adequately addressing the issue, the Company will determine what contingency plans will be necessary to protect the Company's interests. While the Company has not surveyed all its customers, it has received surveys from many of its principal customers that indicate that they are also addressing the problem. See the discussion under Contingency Plans/Risks.

The Company operates in a decentralized environment and major computer systems are, therefore, in various states of readiness. The Company has 26 businesses with various IT systems that support 100% of the Company's anticipated net sales for 1999 including the six businesses acquired in 1999 and one business started in 1999. The Company estimates that the remediation effort for IT systems Y2K issues of 16 business units representing approximately 60% of net sales for 1999 are approximately 95% complete. The Company estimates that the remediation effort for the IT systems Y2K issues of nine business units representing approximately 29% of net sales for 1999 are approximately 85% complete, and one business unit representing approximately 11% of net sales for 1999 is approximately 75% complete.

Substantially all of the non-IT systems, including telephone systems and office equipment, have been tested. Those found not to be Y2K compliant are in the process of being or have been replaced or repaired. Machinery and equipment testing and remediation are in process. Third party inquiry and contingency efforts are also in progress. Combined, the Company estimates the non-IT systems efforts are approximately 90% complete overall, while third party evaluations, including contingency planning, are 80% complete overall.

B.    Cost:

The Company's estimate of expenditures for remediation directly related to correcting Y2K issues is approximately $6,000,000, including businesses acquired in 1999. The total estimated expenditures of approximately $6,000,000 consist of approximately $2,000,000 of IT computer hardware equipment costs, approximately $3,000,000 of IT software and non-IT computer hardware expenditures and approximately $1,000,000 of other non-IT expenditures. The Company has spent approximately $5,200,000 through October 2, 1999. All of the Company's Y2K compliance expenditures have been or are expected to be funded from the Company's operating cash flow.

                         NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 2, 1999
          AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 3, 1998
                                  (Continued)

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

C.    Contingency Plans/Risks:

The Company is in the process of preparing appropriate contingency plans for significant internal or external exposures that are identified. While the Company is not presently aware of any such significant exposure, there can be no guarantee that the systems of third parties on which the Company relies will be converted in a timely manner, or that a failure to properly convert by another company would not have a material adverse effect on the Company. The Company's contingency plans for IT systems are being evaluated and addressed on an individual subsidiary by subsidiary basis. As all testing of all systems is not expected to be completed until early in the fourth quarter, not all contingency plans have been completed. In planning for issues not resolved or contemplated for IT systems, the Company plans to allocate internal resources and may retain dedicated consultants and vendor representatives to be available to take corrective action, if necessary. However, the Company will adjust existing and adopt additional plans if situations arise requiring modifications to existing contingency plans or new contingency plans, as required.

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

Based on current information, the Company believes that the Y2K problem will not have a material adverse effect on the Company, its business or its financial

                         NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 2, 1999
          AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 3, 1998
                                  (COntinued)

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

It is the Company's opinion that the most likely worst case scenario it faces for which it can make reasonable contingency plans are in two areas. One area of concern is the temporary loss of utilities, specifically power in certain areas of North America and Europe. The other concern is the inability of certain key suppliers of materials to deliver goods when a subsidiary needs them. Each of the Company's subsidiaries have or are making contingency plans to address both situations on an individual basis.

Contingency plans for the temporary loss of power in a specific area are being addressed by each facility within each subsidiary. In some cases this type of disruption is expected to have a negligible impact as a specific subsidiary or facility may have plant shutdowns planned during this period or because this

                         NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 2, 1999
          AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 3, 1998
                                  (Continued)

period has traditionally been a time of low customer shipments. In other cases where the business is not seasonal, the use of generators is being investigated to power specific portions of specific facilities where available and reasonably priced. Increased inventory levels for the fourth quarter of 1999 are being investigated. In certain cases where generator usage is not a feasible alternative, production and shipments to customers may be scheduled during a period other than early January 2000 when a temporary loss of power might occur. Most subsidiaries are planning to have spot generators on-site to power specific areas of each building including computer systems. In many cases, a central computer system handles computer processing and LAN systems of the remote facilities of the subsidiary. For those subsidiaries with facilities in geographical areas where cold weather dominates the early part of each year, the risk of freezing temperatures is a concern. In those cases, spot-heating equipment is planned to maintain Company facilities at a temperature above which building damage can occur.

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

FORWARD-LOOKING STATEMENTS
--------------------------
This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this discussion and throughout this document, words, such as "intends," "plans," "estimates," "believes," "anticipates" and "expects" or similar expressions are intended to identify forward-looking statements. These statements are based on the Company's current plans and expectations and involve risks and uncertainties, over which

                         NORTEK, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 2, 1999
          AND THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 3, 1998
                                  (Continued)

the Company has no control, that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and operating results to differ include the availability and cost of certain raw materials costs, (including, among others, steel, copper, packaging materials, plastics resins, glass, wood and aluminum) and purchased components, the level of domestic and foreign construction and remodeling activity affecting residential and commercial markets, interest rates, employment, inflation, Y2K readiness, currency translation, consumer spending levels, operating in international economies, the rate of sales growth, price, and product and warranty liability claims. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Readers are also urged to carefully review and consider the various disclosures made by the Company, in this document, as well as the Company's periodic reports on Forms 10-K, 10-Q, 10-Q/A and 8-K, filed with the SEC.

                          PART II. OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)    Exhibits
                     27   Financial Data Schedule (filed herewith).

              (b)   No reports on Form 8-K were filed by
                    the registrant during the period

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

November 16, 1999