Form 10-K405
period 1999-12-31
NORTEK INC
filed 2000-03-09
CIK 72423

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                          -----------------
                            Form 10-K 405
                    (Mark One) ------------------

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 1999
                                 OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________ to ____________
                   Commission file number: 1-6112

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 25, 2000 was $216,942,255. (See Item 12.)

The number of shares of Common Stock outstanding asof February 25, 2000 was 10,947,164. The number of shares of Special Common Stock outstanding as of February 25, 2000 was 549,780

Documents Incorporated byReferencePortions of the registrant's Proxy Statement for use at its 2000 Annual Meeting of Shareholders are incorporated by reference into Part III.

NORTEK, INC. AND SUBSIDIARIES

PART  I

ITEM 1.  BUSINESS

General
-------
The Company is a diversified manufacturer of residential and commercial building products, operating within three principal segments: the Residential Building Products Segment; the Air Conditioning and Heating Products Segment; and the Windows, Doors and Siding Products Segment. Through these segments, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the residential and commercial construction, manufactured housing, and the do-it-yourself and professional remodeling and renovation markets. (As used in this report, the terms "Company" and "Nortek" refer to Nortek, Inc., together with its subsidiaries, unless the context indicates otherwise. Such terms as "Company" and "Nortek" are used for convenience only and are not intended as a precise description of any of the separate corporations, each of which manages its own affairs.)

The Company's performance is dependent to a significant extent upon the levels of residential replacement and remodeling, new residential construction and non-residential construction, which are affected by such factors as interest rates, inflation seasonality, consumer spending habits and unemployment.

Additional information concerning the Company's business is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7 of Part II of this report, incorporated herein by reference. Information on foreign and domestic operations is set forth in Note 10 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference.

Residential   Building  Products Segment
--------------------------------
The Residential Building Products Segment manufactures and distributes built-in products primarily for the residential new construction, do-it-yourself and professional remodeling and renovation markets. The principal products sold by the Segment are kitchen range hoods, built-in exhaust fans (such as bath fans and fan, heater and light combination units), indoor air quality products, bath cabinets, radio intercoms and central vacuum systems. The Segment is the largest supplier in North America of range hoods, bath fans and combination units, indoor air quality products (such as continuous-ventilation systems and energy-recovery ventilators)

NORTEK, INC. AND SUBSIDIARIES

and one of the leading suppliers in Western Europe, South America and the Middle East of luxury "Eurostyle" range hoods. Products are sold under the Broan(R), NuTone(R), Nautilus(R), Venmar(R), vanEE(R), Rangaire(R) and Best(R) brand names, among others, to distributors and dealers of electrical and lighting products, kitchen and bath dealers, retail home centers and original equipment manufacturers (OEMs). Customers for the Segment's products include residential and electrical contractors, professional remodelers and do-it-yourself homeowners. Other products sold by this Segment include, among others, wireless security products, audio speakers, door chimes, ceiling fans, multi-room video distribution equipment and infrared control equipment. The Company's sales of kitchen range hoods and exhaust fans accounted for approximately 10.2% and 10.5%, respectively, of the Company's consolidated net sales in 1999.

A key component of the Segment's operating strategy is the introduction of new products which capitalize on the strong Broan(R), NuTone(R), Nautilus(R), Venmar(R), vanEE(R), Rangaire(R) and Best(R) brand names and the extensive distribution system of the Segment's businesses. Products sold under these brand names include the Broan Allure(TM) and Rangemaster(R) range hoods, Sensaire(R), Solitaire(R) and Solitaire Ultra Silent(R) fans and fan lights, LoSone(R) and Select(TM) fans, the Best by Broan(R) "Eurostyle" luxury range hoods, the Venmar(R) and vanEE(R) Super Compact line of indoor air quality systems, NuTone SenSonic(TM) stereo speakers and Whispaire(TM) range hoods and the Broan 12" wide trash compactor.

With respect to certain product lines, several private label customers account for a substantial portion of net sales. In 1999, approximately 7.6% of the total sales of the Segment were made to private label customers.

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

NORTEK, INC. AND SUBSIDIARIES

The Segment's primary products compete with many domestic and international suppliers in their various markets. The Segment competes with suppliers of competitive products primarily on the basis of quality, distribution, delivery and price. Although the Segment believes it competes favorably among other suppliers of the Segment's products, certain of these suppliers have greater financial and marketing resources than the Segment.

The Segment had 18 manufacturing plants and employed approximately 3,750 full-time people as of December 31, 1999, 180 of whom are covered by collective bargaining agreements which expire in 2000 and 2001 and 729 of whom are covered by collective bargaining agreements which expire in 2004 and 2005. The Company believes that the Segment's relationships with its employees are satisfactory.

Air Conditioning and Heating Products Segment
---------------------------------------------
The Air Conditioning and Heating Products Segment manufactures and sells heating, ventilating and air conditioning systems ("HVAC") for custom-designed commercial applications and for manufactured and site-built residential housing.

Commercial Products

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

NORTEK, INC. AND SUBSIDIARIES

Unlike standard equipment, the Segment's commercial HVAC equipment can be designed to match the exact space, capacity and performance requirements of the customer. The Segment's packaged rooftop and self-contained walk-in equipment rooms maximize a building's rentable floor space because they are located outside the building. In addition, factors relating to the manner of construction and timing of installation of commercial HVAC equipment can often favor custom-designed rather than standard systems. As compared with site-built and factory built HVAC systems, the Segment's systems are factory assembled according to customer specifications and then installed by the customer or third parties, rather than assembled on site, permitting extensive testing prior to shipment. As a result, the Segment's commercial systems can be installed later in the construction process than site-built systems, thereby saving the owner or developer construction and labor costs. The Segment sells its commercial products primarily to contractors, owners and developers of commercial office buildings, manufacturing and educational facilities, hospitals, retail stores and governmental buildings. The Segment seeks to maintain strong relationships nationwide with design engineers, owners and developers, and the persons who are most likely to value the benefits and long-term cost efficiencies of the Segment's custom-designed equipment.

The Company estimates that about half of the Segment's commercial sales in 1999 were attributable to replacement and retrofit activity, which typically is less cyclical than new construction activity and generally commands higher margins. The Segment continues to develop product and marketing programs to increase penetration in the growing replacement and retrofit market.

The Segment's commercial products are marketed through independently-owned manufacturers' representatives and an in-house sales, marketing and engineering group of approximately 185 persons as of December 31, 1999. The independent representatives are typically HVAC engineers, a factor which is significant in marketing the Segment's commercial products because of the design intensive nature of the market segment in which the Segment competes.

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

NORTEK, INC. AND SUBSIDIARIES

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

Residential Products

The Segment manufactures air conditioners, heat pumps and furnaces for the residential and light commercial markets. For site-built homes and light commercial structures, the Segment markets its products under the licensed names, Frigidaire(R), Tappan(R), Philco(R), Kelvinator(R) and Gibson(R) names. Within the residential market the Segment is one of the largest suppliers of these products for manufactured homes in the United States and Canada. In the manufactured housing market, the Segment markets its products under the Intertherm(R) and Miller(R) brand names.

The principal factors affecting the market for the Segment's residential HVAC products are the demand for replacement and modernization of existing equipment and the levels of manufactured housing shipments and housing starts. The Company anticipates that the replacement market will continue to expand as a large number of previously installed heating and cooling products become outdated or reach the end of their useful lives. This growth may be accelerated by a tendency among consumers to replace older heating and cooling products with higher efficiency models prior to the end of such equipment's useful life. The market for residential cooling products, including those sold by the Segment, is affected by spring and summer temperatures. The Segment does not sell window air conditioners, a segment of the market which is highly seasonal and especially affected by spring and summer temperatures. The Company believes that the Segment's ability to offer both heating and cooling products helps offset the effects of seasonality of the Segment's sales.

The Segment sells its manufactured housing products to builders of manufactured housing and through distributors, to manufactured housing retailers and owners of such housing. The majority of sales to builders of manufactured housing consist of furnaces designed and engineered to meet or exceed certain standards

NORTEK, INC. AND SUBSIDIARIES

mandated by federal agencies, including HUD. These standards differ in several important respects from the standards for furnaces used in site-built residential homes. The after market channel of distribution includes sales of both new and replacement air conditioning units and heat pumps and replacement furnaces. The Company believes that the Segment has one major competitor in the furnace segment of this market, Evcon Industries, a subsidiary of York International Corporation, which markets its products primarily under the Coleman name. The Segment competes with most major industry manufacturers for the air conditioning segment of the market.

Residential HVAC products for use in site-built homes are sold through independently-owned distributors who sell to HVAC contractors. The site-built residential HVAC market is very competitive. In this market, the Segment competes with, among others, Carrier Corporation, Rheem Manufacturing Company, Lennox Industries, The Trane Company, York International Corporation, and Goodman Manufacturing. The Segment competes in both the manufactured housing and site-built markets on the basis of breadth and quality of its product line, distribution, product availability and price. The Segment believes that the Segment competes favorably with respect to these factors.

The Company estimates that more than half of the Segment's sales of residential HVAC products in 1999 were attributable to the replacement market, which tends to be less cyclical than the new construction market.

The Segment had 14 manufacturing plants and employed approximately 2,700 full-time people as of December 31, 1999, 245 of whom are covered by a collective bargaining agreement which expires in 2001. The Company believes that the Segment's relationships with its employees are satisfactory.

Windows, Doors and Siding Products Segment
------------------------------------------
The Windows, Doors and Siding Products Segment is a manufacturer and distributor of vinyl, wood and composite windows, vinyl, wood, steel and composite patio and entry doors, vinyl siding, skirting, soffit and accessories, aluminum trim coil, siding, soffit and accessories, blocks, vents, shutters, sunrooms and vinyl fencing, railings and decking for use in the residential construction, do-it-yourself and professional renovation markets. The Company's sales of windows accounted for approximately 16.2% of the Company's consolidated net sales in 1999. The Company's sales of siding and skirting products accounted for approximately 11.3% of the Company's consolidated net sales in 1999. The Segment competes with many other manufacturers in the sale of its products.

NORTEK, INC. AND SUBSIDIARIES

Windows and Doors

The Segment manufactures and sells wood, clad, composition (wood and vinyl) and vinyl windows and patio doors, steel and composite entry doors, glass and polycarbonate skylights, and wooden interior bifold doors and sunrooms under the Crestline(R), Vetter(R), Kenergy(R), AWC(R), Great Lakes Gold(R), PLY GEM(R), Uniframe(R), Monitor(TM), Napco(R), Napco Premium(TM), Napco Prime(TM), Peachtree(R), Vintage(TM), Image(TM), Thermal-Gard(R), CWD(TM), Ambassador(TM), Regency(TM), Diplomat(TM), Envoy(TM) and Consul(TM) brand names. The products are marketed to both the home improvement and new construction markets through wholesale, millwork and specialty distributors, large contractors, home centers and lumber yards.

The Segment differentiates itself from its competition with a multiple brand strategy, multiple channels of distribution, an established distribution network utilizing custom design and manufacturing capabilities, and a trained field sales and service support network. Its ability to sell in full truckload and less than truckload quantities is tailored to the desires of large home center chains which prefer to purchase windows directly from the manufacturer. The Segment's ability to offer a broad product line is also important to the Segment's sales and marketing strategy together with the Segment's focus on one of the fastest growing segments in the industry - home centers.

Siding and Exterior Products

The  Segment  is also a  manufacturer  of vinyl  siding,  skirting,  soffit  and accessories, aluminum trim coil, siding, soffit and accessories and vinyl fencing, railing and decking. These products are available in a variety of colors and/or woodgrains. Aluminum trim coil is a product that is used to cover wood products on the exterior areas of a home in which there is no vinyl substitute available. The Segment's products are used in both remodeling and new construction applications, including manufactured housing and light commercial. Vinyl siding's share of the overall exterior market continues to grow due to its low maintenance, durability, high performance and ease of installation compared to alternative siding materials (including wood, metal and masonry). The Segment's products are marketed under the Variform(R), Timber Oak(R), Varigrain Preferred(R), Camden Pointe(TM), Duragrain(R), Hampton III(R), Contractors Choice(R), Nostalgia Series(TM), Varitek(TM), Varibest(R), Proguard(TM), Georgia-Pacific(R), Chateau(R), Chateau Legacy(R), Chateau Nobility(R), Napco(R), American Splendor(TM), American Herald(R), American 76 Collection(R), Sunnybrook(R), Olde Providence(TM), Richwood(R), Kroy(R), Timberlast(TM), Classic Manor(TM) and Finyl Rail(TM) brand names.

NORTEK, INC. AND SUBSIDIARIES

Vinyl siding and accessories are sold to specialty distributors (one-step distribution) who, in turn, sell directly to remodeling contractors and builders, or to wholesale distributors of building materials (two-step distribution), who sell to home centers and lumberyards who, in turn, sell to remodeling contractors, builders and consumers. The Company believes that it is able to compete on favorable terms as a result of its distribution coverage, high quality, innovative products and production efficiency.

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

The Segment operates 16 manufacturing plants in the United States and employed approximately 5,400 full-time people as of December 31, 1999, 1,528 of whom are covered by collective bargaining agreements which expire in 2000 and 2001. The Company believes that the Segment's relationships with its employees are satisfactory.

Other Operations

The Company manufactures and distributes preservative and fire retardant treated lumber and plywood products. These products are marketed to cooperative buying groups, lumberyards and independent wholesale distributors for use generally in residential decking, roofing, siding and landscaping as well as various commercial construction applications.

GENERAL CONSIDERATIONS

Employees

The Company employed approximately 12,100 persons at December 31, 1999.

NORTEK, INC. AND SUBSIDIARIES

Backlog

Backlog expected to be filled during 2000 was approximately $168,415,000 at December 31, 1999 ($148,213,000 at December 31, 1998). Backlog is not regarded as a significant factor for operations where orders are generally for prompt delivery. While backlog stated for December 31, 1999 is believed to be firm, the possibility of cancellations makes it difficult to assess the firmness of backlog with certainty.

Research and Development

The Company's research and development activities are principally new product development and represent approximately .9% of net sales.

Patents and Trademarks

The Company holds numerous design and process patents that it considers important, but no single patent is material to the overall conduct of its business. It is the Company's policy to obtain and protect patents whenever such action would be beneficial to the Company. The Company owns or licenses numerous trademarks that it considers material to the marketing of its products, including Broan(R), NuTone(R), Nautilus(R), Venmar(R), vanEE(R), Rangaire(R), Best(R), Crestline(R), Vetter(R), AWC(R), Kenergy(R), Variform(R), Timber Oak(R), Varigrain Preferred(R), Camden Pointe(TM), Duragrain(R), Hampton III(R), Contractors Choice(R), Nostalgia Series(TM), Varitek(TM), Varibest(R), Proguard(TM), Georgia-Pacific(R), Chateau(R), Chateau Legacy(R), Chateau Nobility(R), Napco(R), American Splendor(TM), American Herald(R), American 76 Collection(R), Sunnybrook(R), Olde Providence(TM), Richwood(R), Kroy(R), Timberlast(TM), Classic Manor(TM), Finyl Rail(TM), Great Lakes Gold(R), PLY GEM(R), Uniframe(R), Monitor(TM), Napco Premium(TM), Napco Prime(TM), Peachtree(R), Vintage(TM), Image(TM), Thermal-Gard(R), CWD(TM), Ambassador(TM), Regency(TM), Diplomat(TM), Envoy(TM), Consul(TM), Governair(R), Mammoth(R), Temtrol(R), Miller(R), Intertherm(R), Frigidaire(R), Tappan(R), Philco(R), Kelvinator(R), Gibson(R), Ventrol(R), Webco(TM), Linear(R), Channel Plus(R), Multi-Code(R) and Xantech(R). The Company believes that its rights in these trademarks are adequately protected.

Raw Materials

The Company purchases raw materials and most components used in its various manufacturing processes. The principal raw materials purchased by the Company are rolled sheet, formed and galvanized steel, copper, aluminum, plate mirror glass, PVC, polypropylene, glass, vinyl extrusions, particle board, fiberboard, lumber, plywood, various chemicals, paints, resins, and plastics.

NORTEK, INC. AND SUBSIDIARIES

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

Working Capital

The carrying of inventories to support customers and to permit prompt delivery of finished goods requires substantial working capital. Substantial working capital is also required to carry receivables. During 1999, the Company experienced an increase in the level of working capital in the Air Conditioning and Heating Products Segment as a result of an expansion of distribution of HVAC residential site-built products. The Company expects further increases in working capital levels in the year 2000 as its distribution of these products continues to expand. The demand for the Company's products is seasonal, particularly in the Northeast and Midwest regions of the United States and in Canada where inclement weather during the winter months usually reduces the level of building and remodeling activity in both the home improvement and new construction markets. Many of the businesses in the Company's Windows, Doors and Siding Products Segment have in the past been more seasonal in nature than the Company's other businesses. As a result, the demand for working capital of the Company's subsidiaries is greater from late in the first quarter until early in the fourth quarter. See "Liquidity and Capital Resources" in Management's
Discussion and Analysis of Financial Condition and Results of Operations, incorporated herein by reference.

NORTEK, INC. AND SUBSIDIARIES

Executive Officers of the Registrant

Name                       Age           Position

Richard L. Bready          55       Chairman, President and
                                    Chief Executive Officer

Almon C. Hall              53       Vice President, Controller and
                                    Chief Accounting Officer

Richard J. Harris          63       Vice President and
                                    Treasurer

Kenneth J. Ortman          64       Senior Vice President -
                                    Segment Operations

Kevin W. Donnelly          45       Vice President, General
                                    Counsel and Secretary

The Executive Officers have served in the same or substantially similar executive positions with the Company for at least the past five years. Executive Officers are elected annually by the Board of Directors of the Company and serve until their successors are chosen and qualified. Mr. Bready has an employment agreement with the Company providing for his employment as Chief Executive Officer through January 1, 2003, and at the end of each year during the term of his employment the agreement will be extended for an additional year until either party gives notice it will not be further extended. The Company's executive officers include only those officers of the Company who perform policy-making functions for the Company as a whole and have managerial responsibility for major aspects of the Company's overall operations. A number of other individuals who serve as officers of the Company's subsidiaries perform policy-making functions and have managerial responsibilities for the subsidiary or division by which they are employed, although not for the Company overall. Certain of these individuals could, depending on earnings of such unit, be more highly compensated than some executive officers of the Company.

NORTEK, INC. AND SUBSIDIARIES

ITEM 2.  PROPERTIES

Set forth below is a brief description of the location and general character of the principal administrative and manufacturing facilities and other material real properties of the Company, all of which the Company considers to be in satisfactory repair. All properties are owned, except for those indicated by an asterisk, which are leased.

                                                               Approximate
Location                   Description                         Square Feet

Residential Building Products Segment:
--------------------------------------
Union, IL                  Manufacturing/Warehouse/Administrative  197,000
Hartford, WI               Manufacturing/Warehouse/Administrative  477,000
Mississauga, ONT           Manufacturing/Administrative            110,000
Brea, CA                   Manufacturing/Administrative             34,000*
Sylmar, CA                 Manufacturing/Administrative             35,000*
Carlsbad, CA               Administrative                           30,000
Xiang, Boaon, PRC          Manufacturing                           106,000*
Fabriano, Italy            Manufacturing/Administrative             97,500*
Cerreto D'Esi, Italy       Manufacturing/Administrative             56,000
Montefano, Italy           Manufacturing/Administrative            140,000
Cleburne, TX               Manufacturing/Administrative            210,000
Los Angeles, CA            Manufacturing/Administrative            177,000
Drummondville, QUE         Manufacturing/Administrative             76,000
Cincinnati, OH             Manufacturing                           836,000
Coppell, TX                Manufacturing                           144,000*
Saint-Ouen l'Aumone,
France                     Manufacturing/Administrative             43,000*

Air Conditioning and Heating Products Segment:
---------------------------------------------
St. Leonard d'Aston, QUE   Manufacturing/Administrative             86,000
St. Peters, MO             Warehouse/Administrative                250,000*
St. Louis, MO              Manufacturing                           214,000
St. Louis, MO              Manufacturing                           103,000*
Boonsville, MO             Manufacturing                           250,000
Tipton, MO                 Manufacturing                            50,000
Chaska, MN                 Manufacturing/Administrative            230,000*
Oklahoma City, OK          Manufacturing/Administrative            127,000
Okarche, OK                Manufacturing/Administrative            203,000
Saskatoon, Canada          Manufacturing                            49,000
Springfield, MO            Manufacturing                            47,000*
Montreal, QUE              Manufacturing                            66,000*

NORTEK, INC. AND SUBSIDIARIES
                                                               Approximate
Location                   Description                         Square Feet

Windows, Doors and Siding Products Segment:
-------------------------------------------
Calgary, Alberta           Manufacturing/Administrative            282,000
Toledo, OH                 Manufacturing/Warehouse/Administrative  258,000
Kearney, MO                Manufacturing/Administrative            145,000
Martinsburg, WV            Manufacturing                           162,000
Jasper, TN                 Manufacturing                           110,000
Mosinee, WI                Manufacturing/Warehouse/Administrative  825,000*
Stevens Point, WI          Manufacturing                           107,000
Huntington, WV             Manufacturing/Warehouse                 286,000*
Butler, PA                 Manufacturing                           110,000
York, NE                   Manufacturing/Administrative             94,000
Sarver, PA                 Manufacturing                           126,000
Valencia, PA               Manufacturing                           174,000
Gainsville, GA             Manufacturing/Administrative            430,000
Punxsutawney, PA           Manufacturing/Administrative            133,000
Commerce, TX               Manufacturing/Administrative             86,000

Other:
------
Pine Bluff, AR             Manufacturing                          35 Acres
Thomson, GA                Manufacturing                          29 Acres
Milford, VA                Manufacturing                          45 Acres
Detroit, MI                Manufacturing                          10 Acres
Providence, RI             Administrative                         23,900*

NORTEK, INC. AND SUBSIDIARIES

ITEM 3.  LEGAL PROCEEDINGS
--------------------------
The Company and its subsidiaries are subject to numerous federal, state and local laws and regulations, including environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company believes that it is in substantial compliance with the material laws and regulations applicable to it. The Company is involved in current, and may become involved in future, remedial actions under federal and state environmental laws and regulations which impose liability on companies to clean up, or contribute to the cost of cleaning up, sites at which their hazardous wastes or materials were disposed of or released. Such claims may relate to properties or business lines acquired by the Company after a release has occurred. In other instances, the Company may be partially liable under law or contract to other parties that have acquired businesses or assets from the Company for past practices relating to hazardous substances management. The Company believes that all such claims asserted against it, or such obligations incurred by it, will not have a material adverse effect upon the Company's financial condition or results of operations. Expenditures in 1998 and 1999 to evaluate and remediate such sites were not material. However, the Company is presently unable to estimate accurately its ultimate financial exposure in connection with identified or yet to be identified remedial actions due among other reasons to: (i) uncertainties surrounding the nature and application of environmental regulations, (ii) the Company's lack of information about additional sites to which it may be listed as a potentially responsible party ("PRP"), (iii) the level of clean-up that may be required at specific sites and choices concerning the technologies to be applied in corrective actions and (iv) the time periods over which remediation may occur. Furthermore, since liability for site remediation is joint and several, each PRP is potentially wholly liable for other PRPs that become insolvent or bankrupt. Thus, the solvency of other PRPs could directly affect the Company's ultimate aggregate clean-up costs. In certain circumstances, the Company's liability for clean-up costs may be covered in whole or in part by insurance or indemnification obligations of third parties.

In addition to the legal matters described above, the Company and its subsidiaries are parties to various legal proceedings incident to the conduct of their businesses. None of these proceedings is expected to have a material adverse effect, either individually or in the aggregate, on the Company's financial position or results of operations (See Note 8 of the Notes to the Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference).

NORTEK, INC. AND SUBSIDIARIES

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------
Stockholders of record of Nortek Common and Special Common Stock at February 25, 2000, numbered 2,666 and 2,162, respectively. There were no dividends declared on the Common and Special Common Stock in 1999 or 1998. The high and low sales prices of Nortek's Common Stock traded on the New York Stock Exchange in each quarter of 1999 and 1998 were:

1999

Quarter       High     Low
First         31 1/8   24 1/8
Second        32       25
Third         41       31 1/8
Fourth        35       22 1/4

1998

Quarter       High     Low
First         34 1/2   25
Second        33 1/4   28 3/4
Third         36 1/16  22 13/16
Fourth        30 3/8   20

See Note 6 of the Notes to the Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference.

NORTEK, INC. AND SUBSIDIARIES

 ITEM 6.  CONSOLIDATED SELECTED FINANCIAL DATA

                                For the Five Years Ended December 31,
                         -----------------------------------------------------
                          1999       1998       1997      1996       1995
                          ----       ----       ----      ----       ----
Consolidated Summary of   (In millions except ratios and per share amounts)
Operations:
Net sales                $1,992.8  $1,738.3   $1,134.1     $841.6   $656.8
Operating earnings          178.5     133.1       83.0       61.0     43.0
Gain on Businesses sold       ---       4.0        ---        ---      ---
Earnings from continuing
 operations before
 extraordinary loss          49.3      34.0       26.4       23.7     17.5
Earnings (loss) from
 discontinued operations      ---       1.2       (5.2)      (1.7)    (2.5)
Extraordinary loss from
debt retirements              ---       (.2)       ---        ---      ---
Net earnings                 49.3      35.0       21.2       22.0     15.0

Financial Position:
Unrestricted cash,
 investments and
 marketable securities   $  115.1    $209.6     $161.8     $ 92.1   $103.3
Working capital             324.5     337.2      341.8      163.1    180.2
Total assets              1,809.7   1,690.0    1,304.6      590.2    605.0
Total debt--
 Current                     14.0      17.7       17.7       36.5     41.9
 Long-term                1,023.6   1,007.1      835.8      243.8    240.1
Current ratio               1.9:1     2.0:1      2.3:1      1.9:1    1.9:1
Debt to equity ratio        4.0:1     4.7:1      6.7:1      2.4:1    2.1:1
Depreciation and amorti-
 tion expense including
 non-cash interest           59.2      45.3       28.4       21.0     16.2
Capital expenditures         42.5      41.4       22.5       19.8     15.7
Stockholders' investment    259.8     217.6      128.1      118.8    131.3
Common and Special
 Common shares
 outstanding                 11.5      11.7        9.5        9.9     12.1

Per Share:
 Earnings from
  continuing operations
    Basic                  $ 4.19    $ 3.11     $ 2.75     $ 2.26   $ 1.41
    Diluted                $ 4.11    $ 3.06     $ 2.68     $ 2.23   $ 1.39
 Net earnings
    Basic                  $ 4.19    $ 3.20     $ 2.21     $ 2.10   $ 1.21
    Diluted                $ 4.11    $ 3.15     $ 2.15     $ 2.07   $ 1.19
 Stockholders'
   investment              $22.60    $18.59     $13.48     $12.03   $10.87

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

NORTEK, INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
The Company is a diversified manufacturer of residential and commercial building products, operating within three principal segments: the Residential Building Products Segment, the Air Conditioning and Heating Products Segment, and the Windows, Doors and Siding Products Segment. In the results of operations presented below, Other includes corporate related items, results of insignificant operations and certain income and expense not allocable to reportable segments. The results of operations and other data relating to Businesses sold have been presented separately. (See Notes 2 and 10 of the Notes to the Consolidated Financial Statements included elsewhere herein.) Through its principal segments, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the residential and commercial construction, manufactured housing, the do-it-yourself ("DIY") and professional remodeling and renovation markets.

The Residential Building Products Segment manufactures and distributes built-in products primarily for the residential new construction, DIY and professional remodeling and renovation markets. The principal products sold by the Segment include, kitchen range hoods, bath fans and combination units (fan, heater and light combinations). The Air Conditioning and Heating Products Segment manufactures and sells heating, ventilating, and air conditioning systems ("HVAC") for custom-designed commercial applications and for manufactured and site-built residential housing. The Windows, Doors and Siding Products Segment principally manufactures and distributes vinyl, wood and composite windows, vinyl, wood, steel and composite patio and entry doors, vinyl siding, skirting, soffit and accessories, aluminum trim coil, siding, soffit and accessories, blocks, vents, shutters, sunrooms, fencing, railing and decking for use in the residential construction, DIY and professional renovation markets.

NORTEK, INC. AND SUBSIDIARIES

The Company acquired Webco, Inc. ("Webco") on March 8, 1999. On April 23, 1999, the Company acquired three businesses from Caradon plc of the United Kingdom:
Peachtree  Windows  and  Doors,  Thermal-Gard  and CWD  Windows  and Doors  (the
"Caradon Acquired Companies"). Other 1999 acquisitions included Multiplex Technologies, Inc. ("Multiplex") on May 28, 1999, Kroy Building Products, Inc. ("Kroy") on September 9, 1999 and Xantech Corporation ("Xantech") on December 3, 1999. During 1998 the Company acquired NuTone, Inc. ("NuTone") on July 31, 1998 and Napco, Inc. and an affiliate ("Napco") on October 9, 1998. The Company acquired Ply Gem Industries, Inc. ("Ply Gem") and its subsidiaries on August 26, 1997. These acquisitions have been accounted for under the purchase method of accounting. Accordingly, the results of Webco, the Caradon Acquired Companies, Multiplex, Kroy, Xantech, NuTone, Napco and Ply Gem are included in the Company's consolidated results since the date of their acquisition. (See "Liquidity and Capital Resources" and Note 2 of the Notes to the Consolidated Financial Statements included elsewhere herein).

In the fourth quarter of 1997, the Company adopted a plan to discontinue its plumbing products business. Accordingly, the results of the plumbing products business have been excluded from earnings from continuing operations and classified separately as discontinued operations for each of the three years ended December 31, 1999. On July 10, 1998, the Company sold its plumbing products business for approximately $33,700,000 in cash. (See Note 9 of the Notes to the Consolidated Financial Statements included elsewhere herein).

NORTEK, INC. AND SUBSIDIARIES

During 1998, the Company made several dispositions of non-strategic assets acquired in the 1997 acquisition of Ply Gem. On May 8, 1998, the Company sold Studley Products, Inc. ("Studley"). Studley was treated as an operation held for sale since the acquisition of Ply Gem and accordingly Studley's operating results are not included in the Company's consolidated financial results. Four additional Ply Gem subsidiaries were sold during 1998: on May 22, 1998, the Company sold Sagebrush Sales Inc.; on July 2, 1998, the Company sold Goldenberg Group Inc.; on July 31, 1998 the Company sold the Ply Gem Manufacturing division of Ply Gem; and on December 10, 1998, the Company sold Allied Plywood Corporation. Additionally, on December 30, 1998 the Company sold its M&S Systems LP and Moore-O-Matic, Inc. subsidiaries. The operating results of these 1998 dispositions are included in the Company's 1998 consolidated results to the date of sale. The combined net sales, operating earnings and earnings before provision for income taxes of these dispositions for the period from January 1, 1998 to the date of sale were approximately $192,000,000, $6,400,000 and $6,400,000, respectively. (See Notes 2, 9 and 10 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

NORTEK, INC. AND SUBSIDIARIES

Results of Operations
---------------------
The tables that follow present the net sales and operating earnings for the Company's principal segments for the three years ended December 31, 1999, and the dollar amount and percentage change of such results as compared to the prior year.

                                                        Net Change
                      Year Ended December 31,   1999 to 1998  1998 to 1997
                      -----------------------   ------------  ------------
                      1999     1998     1997      $     %       $      %
                      ----     ----     ----    ----- ------  -----  -----
                                (Dollar amounts in millions)
Net Sales:
Residential Building
  Products           $ 637.8  $  475.0 $  381.8 $162.8    34.3%  $ 93.2   24.4%
Air Conditioning and
  Heating Products     540.6     465.2    419.4   75.4    16.2     45.8   10.9
Windows, Doors and
  Siding Products      738.4     536.8    189.0  201.6    37.6    347.8  184.0
Other                   76.0      69.3     21.3    6.7     9.7     48.0  225.4
                      ------   -------- -------- ------        ------
                     1,992.8   1,546.3  1,011.5  446.5    28.9    534.8   52.9
Businesses sold          ---     192.0    122.6 (192.0) (100.0)    69.4   56.6
                     -------   -------- -------- ------         ------
                     $1,992.8 $1,738.3 $1,134.1 $254.5    14.6%  $604.2  53.3%
                     ======== ======== ======== ======         ======


Operating Earnings:
Residential Building
  Products              $94.7   $ 53.7 $   40.3  $41.0    76.4%   $13.4  33.3%
Air Conditioning and
  Heating Products       67.0     55.7     41.3   11.3    20.3     14.4  34.9
Windows, Doors and
  Siding Products        37.2     31.5      9.0    5.7    18.1     22.5 250.0
Other                   (20.4)   (14.2)   (14.5)  (6.2)  (43.7)     0.3   2.1
                       ------   ------   ------- -----           -----
                        178.5    126.7     76.1   51.8    40.9     50.6  66.5
Businesses sold           ---      6.4      6.9   (6.4) (100.0)    (0.5) (7.2)
                       ------   ------   -------  ----            -----
                       $178.5   $133.1  $   83.0 $45.4    34.1%   $50.1  60.4%
                       ======   ======  ======== =====            =====

NORTEK, INC. AND SUBSIDIARIES



  The tables that follow set forth, for the three years ended December 31, 1999,
  (a) certain consolidated operating results, (b) the percentage change of such results as compared to the prior year, (c) the percentage which such results bear to net sales and (d) the change of such percentages as compared to the prior year:

                                                      Percentage Change
                                                        1999     1998
                            Year Ended December 31,      To       to
                            1999      1998     1997     1998     1997
                          ------     ------   ------   -------   -------
                                    (Dollar amounts in millions)

Net sales                 $1,992.8  $1,738.3  $1,134.1   14.6%    53.3%
Cost of products sold      1,433.1   1,275.3     825.8  (12.4)   (54.4)
Selling, general and
  administrative expense     360.7     315.5     219.4  (14.3)   (43.8)
Amortization of goodwill
  and intangible assets       20.5      14.4       5.9  (42.4)  (144.1)
Operating earnings           178.5     133.1      83.0   34.1     60.4
Gain on Businesses sold        ---       4.0       --- (100.0)     ---
Interest expense             (96.5)    (86.3)    (50.2) (11.8)   (71.9)
Investment income              8.0      10.5       9.9  (23.8)     6.1
Earnings from continuing
  operations before
  provision for
  income taxes                90.0      61.3      42.7   46.8     43.6
Provision for income taxes    40.7      27.3      16.3  (49.1)   (67.5)
Earnings from continuing
  operations before
  extraordinary loss          49.3      34.0      26.4   45.0     28.8
Earnings (loss) from
  discontinued operations      ---       1.2      (5.2)(100.0)   123.1
Extraordinary loss from
  debt retirements             ---      (0.2)      ---  100.0      ---
Net earnings                 $49.3     $35.0     $21.2   40.9%    65.1%

NORTEK, INC. AND SUBSIDIARIES


                                                        Percentage
                                                          Change
                            Percentage of Net Sales    1999    1998
                            Year Ended December 31,     to      to
                             1999     1998     1997    1998    1997
                            ------   ------   ------   ----    ----
Net sales                    100.0%   100.0%   100.0%  ---%      ---%
Cost of products sold         71.9     73.4     72.8    1.5     (0.6)
Selling, general and
  administrative expense      18.1     18.1     19.4   ---       1.3
Amortization of goodwill
  and intangible assets        1.0      0.8      0.5   (0.2)    (0.3)
Operating earnings             9.0      7.7      7.3    1.3      0.4
Gain on Businesses sold        ---      0.2      ---   (0.2)     0.2
Interest expense              (4.9)    (5.0)    (4.4)   0.1     (0.6)
Investment income              0.4      0.6      0.9   (0.2)    (0.3)
Earnings from continuing
  operations before
  provision for
  income taxes                 4.5      3.5      3.8    1.0     (0.3)
Provision for income taxes     2.0      1.6      1.4   (0.4)    (0.2)
Earnings from continuing
  operations before
  extraordinary loss           2.5      1.9      2.4    0.6     (0.5)
Earnings (loss) from
  discontinued operations      ---      0.1     (0.5)  (0.1)     0.6
Extraordinary loss from
  debt retirements             ---      ---      ---   ---       ---
Net earnings                   2.5      2.0      1.9    0.5      0.1

NORTEK, INC. AND SUBSIDIARIES



Year Ended  December 31, 1999 as Compared to the Year Ended  December 31, 1998
------------------------------------------------------------------------------
Net sales increased approximately $254,500,000 or approximately 14.6%(or increased approximately $257,400,000 or approximately 14.8% excluding the effect of changes in foreign exchange rates) as compared to 1998. Net sales increased in 1999, principally as a result of acquisitions and higher sales volume, partially offset by the effect of Businesses sold. Acquisitions contributed approximately $127,400,000 of the total increase in net sales of approximately $162,800,000 ($165,700,000 increase excluding the effect of changes in foreign exchange rates) in the Residential Building Products Segment in 1999. Increased domestic sales volume, partially offset by the effects of changes in foreign exchange rates accounted for the balance of the increase in this segment. Net sales in the Air Conditioning and Heating Products Segment increased approximately $75,400,000 or 16.2% in 1999. The increase in net sales in this segment is principally as a result of higher sales volume of products sold to customers serving the residential site built and commercial markets partially offset by lower sales of products to customers serving the manufactured housing market in this segment. In the second half of 1999, this segment began to feel the impact of a slowdown in the manufactured housing industry. It is anticipated that the weakness in the manufactured housing industry will continue into the year 2000 and will have an adverse effect on this segment's sales during the next several quarters. This segment's sales of air conditioning and heating products sold to manufactured housing customers should improve as the manufactured housing industry takes steps to reduce its retail inventories of manufactured homes. Approximately $12,100,000 of the increase in net sales in this segment in 1999 was from an acquisition. Net sales of the Windows, Doors and Siding Products Segment increased approximately $201,600,000 in 1999. The increase arose primarily from net sales of acquired companies which contributed approximately $215,900,000 in 1999. The increase in net sales in this segment was partially offset by the effect of lower sales volume of certain lower margin vinyl window products which were relocated to a lower cost manufacturing facility as this operation closely controlled its sales as it continues to implement cost control measures and improve operating systems. These overall net increases in net sales in the Company's three principal segments were partially offset by the effect of approximately $192,000,000 of net sales attributable to Businesses sold in 1998. As a result of the acquisitions in the second and third quarters of 1999 in the Windows, Doors and Siding Products Segment, the performance of this segment will be more seasonal than in prior years due to the effect of winter weather conditions normally experienced in the fourth and first quarters in the U.S. and Canada.

The Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition including both broad conceptual discussions as well as certain industry-specific guidance. The Company is in the process of accumulating the information necessary to quantify the potential impact, if any, of this new guidance.

NORTEK, INC. AND SUBSIDIARIES

Cost of products sold as a percentage of net sales decreased from approximately 73.4% in 1998 to approximately 71.9% in 1999. Changes in the percentages were, in large part, as a result of acquisitions and Businesses sold in 1998. Excluding the effect of Businesses sold, cost of products sold as a percentage of net sales decreased from approximately 72.9% in 1998 to approximately 71.9% in 1999. The decrease in the percentage principally resulted from acquisitions in the Residential Building Products Segment partially offset by acquisitions in the Windows, Doors and Siding Products Segment (which, on a combined basis had a net lower level of cost of sales than the overall group of businesses owned prior to such acquisitions). To a lesser extent, the effect of higher sales levels in the Residential Building Products Segment without a proportionate increase in costs also contributed to the decrease in the percentage. These decreases in the percentages were partially offset by the effect of higher vinyl resin cost, due to higher oil prices, without a proportionate increase in sales prices, in the Windows, Doors and Siding Products Segment. In the year 2000, the rising cost of vinyl resin is also expected to adversely impact cost of sales percentages. This situation should be mitigated as price increases for this segment's vinyl products are implemented over the next several quarters. Had all year-end inventory values been stated on a FIFO basis, year-end inventory would have been approximately $2,252,000 higher in 1999, $3,640,000 higher in 1998 and $5,041,000 higher in 1997. Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors, including changes in the relative mix of products sold, the effect of changes in sales prices, material costs and changes in productivity levels.

Selling, general and administrative expense as a percentage of net sales remained unchanged at approximately 18.1% in 1998 and 1999. Excluding the effect of Businesses sold, selling, general and administrative expense as a percentage of net sales increased slightly from approximately 18.0% in 1998 to approximately 18.1% in 1999. This increase in the percentage is principally as a result of acquisitions in the Residential Building Products Segment (which have a higher level of expense as a percentage of net sales then the overall group of businesses owned prior to such acquisitions) partially offset by an increase in net sales in the Air Conditioning and Heating Products Segment without a proportionate increase in expense, a reduction in the level of expense in the Windows, Doors and Siding Products Segment, including the effect of acquisitions (which, for the most part, had a lower level of expense as a percentage of net sales than the overall group of businesses owned prior to such acquisitions).

Amortization of goodwill and intangible assets, as a percentage of net sales, increased from approximately .8% of net sales in 1998 to approximately 1.0% of net sales in 1999, principally as a result of acquisitions.

NORTEK, INC. AND SUBSIDIARIES

Consolidated operating earnings increased approximately $45,400,000 from approximately $133,100,000 in 1998 to approximately $178,500,000 in 1999.
Businesses acquired in 1999 contributed approximately $30,900,000 of the increase, of which approximately $18,500,000 was in the Residential Building Products Segment, $900,000 was in the Air Conditioning and Heating Products
Segment and $11,500,000 was in the Windows, Doors and Siding Products Segment. The increase in operating earnings for 1999 includes approximately $14,000,000 of estimated synergies and cost reductions realized from the integration of
NuTone into the Company's Residential Building Products Segment, net of approximately $3,400,000 of costs and expenses. Consolidated operating earnings have been reduced by depreciation and amortization expense (other than amortization of deferred debt expense and debt discount) of approximately $55,500,000 and $42,100,000 for 1999 and 1998, respectively. Businesses acquired contributed approximately $10,500,000 of the increase in depreciation and amortization expense in 1999, of which approximately $5,300,000 was in the Residential Building Products Segment, $300,000 was in the Air Conditioning and Heating Products Segment and $4,900,000 was in the Windows, Doors and Siding Products Segment. Depreciation and amortization expense relating to the operating results of Businesses sold in 1998 was approximately $1,700,000 for 1998. (See Note 10 of the Notes to the Consolidated Financial Statements included elsewhere herein.) The increase in operating earnings was also due, in part, to increased sales volume without a proportionate increase in costs and expenses in the Residential Building Products Segment of approximately $22,600,000 excluding the contribution from acquisitions; and increased sales volume without a proportionate increase in costs and expenses in the Air Conditioning and Heating Products Segment of approximately $10,300,000 excluding the contribution from acquisitions. The increase in operating earnings in the Air Conditioning and Heating Products Segment arose from higher sales levels of commercial and site-built residential products, partially offset in the second half of 1999, by lower operating earnings of air conditioning and heating products sold to the manufactured housing market as compared to the prior year due to a slowdown in the manufactured housing industry as noted above. The slowdown in the manufactured housing industry is expected to adversely effect this segment's operating earnings during the next several quarters. It is anticipated that this segment's operating earnings will begin to improve from increased sales of air conditioning and heating products once the manufactured housing industry takes steps to reduce its retail inventories of manufactured homes. It is also expected, that over the next several quarters, the effect of this slowdown will continue to be somewhat offset by increased earnings from higher sales levels of site-built residential air conditioning products. Operating earnings in 1999 in the Windows, Doors and Siding Products Segment decreased approximately $5,800,000 excluding the contribution from acquisitions, principally as a result of higher vinyl resin costs and lower sales volume of certain vinyl windows as noted above. The overall increase in the Company's operating earnings was partially offset by the effect of approximately $6,400,000 of operating earnings of Businesses sold in 1998. The integration of

NORTEK, INC. AND SUBSIDIARIES

the recently acquired Caradon Acquired Companies is taking longer than expected and resulted in a lower contribution to earnings in 1999 than anticipated. The Company anticipates lower earnings levels during the next several quarters in the Windows, Doors and Siding Products Segment due to the seasonality of this segment's 1999 acquisitions and as the effects of the integration of the Caradon Acquired Companies and the lower sales levels of certain vinyl windows, noted above, continue to be felt. The Company also expects future operating earnings in this segment to be adversely affected by higher vinyl resin costs until increases in sales prices to customers can be implemented.

Operating earnings of foreign operations, consisting primarily of the results of operations of the Company's Canadian and European subsidiaries which manufacture built-in ventilation products and windows and doors, were approximately 7.4% and 6.5% of operating earnings (before corporate overhead) in 1999 and 1998, respectively. The increase in foreign operating earnings as a percentage of operating earnings in 1999 as compared to 1998 is principally a result of the increased operating earnings from foreign acquisitions. Sales and earnings derived from the international market are subject to the risks of, among other factors, currency fluctuations.

Interest expense in 1999 increased approximately $10,200,000 or approximately 11.8% as compared to 1998, primarily as a result of the sale of the 8 7/8% Senior Notes due 2008 ("8 7/8% Notes") on July 31, 1998. This increase was partially offset by the paydown of approximately $27,700,000 of debt with a portion of the proceeds from the sale of businesses in 1998.

Investment income decreased approximately $2,500,000 or approximately 23.8% in 1999 as compared 1998. The decrease in 1999 is principally due to lower average invested balances as a result of funds used for acquisitions and lower yields earned on short-term investments and marketable securities.

The provision for income taxes was approximately $40,700,000 for 1999, as compared to $27,300,000 for 1998. The income tax rates differed from the United States Federal statutory rate of 35% principally as a result of state income tax provisions, nondeductible amortization expense (for tax purposes), the effect of foreign income tax on foreign source income, changes in tax reserves and the effect of product development tax credits from foreign operations. (See Note 4 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

NORTEK, INC. AND SUBSIDIARIES


Year Ended December 31, 1998 as Compared to the Year Ended December 31, 1997
----------------------------------------------------------------------------
Net sales increased approximately $604,200,000 or approximately 53.3%, as compared to 1997 (or increased approximately $610,400,000 or approximately 53.8% excluding the effect of changes in foreign exchange rates). Net sales increased in 1998 principally as a result of acquisitions. The acquisition of NuTone on July 31, 1998 contributed approximately $82,200,000 of the $93,200,000 increase ($99,400,000 increase excluding the effect of changes in foreign exchange rates) in net sales in the Residential Building Products Segment in 1998. The balance of the increase in net sales in this segment is as a result of higher sales levels of higher margin built-in ventilation products in North America, partially offset by lower sales levels of certain lower margin products. The increase in net sales in the Air Conditioning and Heating Products Segment of approximately $45,800,000 or 10.9%, is principally as a result of higher sales volume related to products sold to the residential and manufactured housing markets, partially offset by slightly lower sales of commercial HVAC products, in part, as a result of a seven week strike in 1998 at one of this segment's manufacturing facilities. The increase in net sales in the Windows, Doors and Siding Products Segment principally arose in connection with the August 26, 1997 acquisition of Ply Gem (a full twelve months of operating results in 1998 as compared to four months in 1997). The acquisition of Napco on October 9, 1998 contributed approximately $21,000,000 to this segment's increase in net sales in 1998. The net sales of Businesses sold increased approximately $69,400,000 principally as a result of certain non-strategic businesses, acquired in connection with the August 26, 1997 acquisition of Ply Gem, which were sold in 1998.

Cost of products sold as a percentage of net sales increased from approximately 72.8% in 1997 to approximately 73.4% in 1998. Changes in the percentages were, in large part, affected by acquisitions and will be affected in the future by the effect of Businesses sold in 1998. The Ply Gem businesses have a higher level of cost of sales as a percentage of net sales than the overall group of businesses owned prior to the Ply Gem acquisition while NuTone's level of cost of sales as a percentage of net sales is lower. Excluding the effect of Businesses sold, cost of products sold as a percentage of net sales increased from approximately 72.4% in 1997 to approximately 72.9% in 1998. This increase in the percentage principally resulted from the acquisitions of Ply Gem and, to a lesser extent, Napco in the Windows, Doors and Siding Products Segment, partially offset by the acquisition of NuTone and the effect of higher sales levels in the Residential Building Products and Air Conditioning and Heating Product Segments without a proportionate increase in costs. Had all year-end inventory values been stated on a FIFO basis, year-end inventory would have been approximately $3,640,000 higher in 1998, approximately $5,041,000 higher in 1997 and approximately $6,015,000 higher in 1996. Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, the material cost of products sold and changes in productivity levels.

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

Consolidated operating earnings increased approximately $50,100,000 from approximately $83,000,000 in 1997 as compared to approximately $133,100,000 in 1998. Businesses acquired in 1998 contributed approximately $12,600,000 of the increase, of which approximately $2,300,000 was in the Windows, Doors and Siding Products Segment, and $10,300,000 was in the Residential Building Products Segment. Operating earnings increased substantially in 1998 in the Windows, Doors and Siding Products Segment, principally due to the effect of the August 26, 1997 acquisition of Ply Gem (a full twelve months of operating results in 1998 as compared to four months in 1997). Consolidated operating earnings have been reduced by depreciation and amortization expense of approximately
$42,100,000 and approximately $26,700,000 for 1998 and 1997, respectively. Businesses acquired in 1998 contributed approximately $4,300,000 of the increase in depreciation and amortization expense in 1998, of which approximately $500,000 was in the Windows, Doors and Siding Products Segment and $3,800,000 was in the Residential Building Products Segment. Depreciation and amortization expense for the year ended December 31, 1998 related to the operating results of Businesses sold in 1998 was approximately $1,700,000. (See Note 10 of the Notes to the Consolidated Financial Statements included elsewhere herein.) The increase in operating earnings was also due to increased sales volume without a proportionate increase in cost and expense in the Air Conditioning and Heating Products Segment (approximately $14,400,000 or 34.9%) and, to a lesser extent, the Residential Building Products Segment (approximately $3,100,000 excluding the contribution from NuTone), as noted above, partially offset by increased other expense principally as a result of increased corporate overhead as a result of the acquisition of Ply Gem.

NORTEK, INC. AND SUBSIDIARIES

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

NORTEK, INC. AND SUBSIDIARIES





                              For the years ended December 31,
                                     1998        1997
                                   --------    --------
                                   (Amounts in thousands)

  Loss before income taxes           $(2,800)    $(3,800)
  Allocated corporate interest
    expense                           (1,000)     (1,900)
                                     -------     -------
                                      (3,800)     (5,700)
  Income tax benefit                   5,000       2,100
                                     -------     -------
                                       1,200      (3,600)
  Reserve for future operating
    expenses net of tax benefit
    of $900,000                          ---      (1,600)
                                     -------     -------
  Earnings (loss) from
    discontinued operations          $ 1,200     $(5,200)
                                     =======     =======

The income tax benefit in 1998 includes approximately $800,000 recorded as a result of the realization of a portion of the tax capital loss arising from the sale of the plumbing products business.

Liquidity and Capital Resources
-------------------------------
The Company is highly leveraged and expects to continue to be highly leveraged for the foreseeable future. At December 31, 1999, the Company had consolidated debt of approximately $1,037,600,000 consisting of (i) $14,000,000 of short-term borrowings and current maturities of long-term debt, (ii) $128,300,000 of notes, mortgage notes and other indebtedness, (iii) $209,300,000 of the 8 7/8% Notes,
(iv)  $307,900,000  of the 9 1/8%  Senior  Notes due 2007 ("9 1/8%  Notes")  (v)
$174,200,000  of the 9 1/4%  Senior  Notes  due 2007 ("9 1/4%  Notes")  and (vi)
$203,900,000 of the 9 7/8% Senior Subordinated Notes due 2004 ("9 7/8% Notes"). At December 31, 1999, the Company had consolidated unrestricted cash, cash equivalents and marketable securities of approximately $115,100,000 as compared to approximately $209,600,000 at December 31, 1998 and the Company's debt to equity ratio was approximately 4.0:1 at December 31, 1999 as compared to 4.7:1 at December 31, 1998.

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

The Company expects to meet its cash flow requirements through fiscal 2000 from cash generated from operations, existing cash, cash equivalents and marketable securities, and financings, which may include securitization of accounts receivable and mortgage or capital lease financings.

On March 8, 1999 the Company acquired Webco, a designer and manufacturer of custom air handling equipment. For the year ended October 31, 1998, Webco had net sales of approximately $13,900,000.

On April 23, 1999, the Company acquired the Caradon Acquired Companies from Caradon America Inc. and Caradon Limited, which are wholly owned subsidiaries of Caradon plc, a United Kingdom company. The Caradon Acquired Companies manufacture and sell residential windows, entry doors and patio doors to both the new construction and replacement markets. For the year ended December 31, 1998, the Caradon Acquired Companies had combined net sales of approximately $169,700,000.

On May 28, 1999, the Company acquired Multiplex, a manufacturer and designer of high-performance, multi-room video distribution equipment for home automation and home entertainment. Multiplex had net sales of approximately $10,000,000 for the year ended December 31, 1998.

On September 9, 1999 the Company acquired Kroy, a manufacturer of vinyl fencing, railing profiles and vinyl decking systems for residential and light commercial applications. Kroy had net sales of approximately $26,000,000 during the twelve months ended June 30, 1999.

On December 3, 1999 the Company acquired Xantech, a designer and manufacturer of residential infrared remote control systems for extending control of VCR, cable, satellite and stereo systems to multiple rooms throughout an entire household. Xantech had net sales of approximately $13,000,000 for the twelve months ended November 30, 1999.

NORTEK, INC. AND SUBSIDIARIES


Acquisitions in 1999 were principally funded through the use of unrestricted cash, investments, the issuance of notes payable to sellers and the issuance of common stock. As the Company integrates its recent acquisitions into its businesses, it expects to achieve incremental synergies, cost savings and reductions during 2000, partially offset by certain costs and expenses. As of December 31, 1999, plans for eliminating certain activities have been finalized for all significant acquisitions with the exception of certain severence arrangements which the Company estimates will be approximately $1,000,000 and will be finalized in the first half of 2000. Acquisition integration liabilities and adjustments relate principally to additional employee terminations and other exit costs of certain products and the consolidation of certain functions and operations at the acquired businesses. The total future expenditures associated with exit costs related to the integration effort at December 31, 1999 are expected to be funded from the Company's operating cash flow. The integration of the acquisitions within the Windows, Doors and Siding Products Segment is taking longer than originally planned. If significant difficulty is encountered with the integration of acquisitions within the Windows, Doors and Siding Products Segment or acquisitions within other segments, or if synergies and cost savings are not realized, the results of operations, cash flow and financial condition of the Company likely will be adversely affected. There can be no assurance that the Company will be able to successfully manage and integrate recent acquisitions. (See Note 2 and 12 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

Unrestricted cash and cash equivalents decreased from approximately $87,876,000 at December 31, 1998 to approximately $80,893,000 at December 31, 1999. Marketable securities available for sale decreased from approximately $121,757,000 at December 31, 1998 to approximately $34,219,000 at December 31, 1999. The Company's investment in marketable securities at December 31, 1999 consisted primarily of certificates of deposit, commercial paper and bank issued money market instruments. At December 31, 1999, approximately $26,917,000 (of which approximately $11,240,000 is included in current assets) of the Company's cash, investments and marketable securities were pledged as collateral for insurance, employee benefits and other requirements and are classified as restricted in the Company's accompanying consolidated balance sheet.

Capital expenditures were approximately $42,000,000 in 1999 and are expected to range between $50,000,000 and $55,000,000 in 2000.

The Company's Board of Directors has authorized a number of programs to purchase shares of the Company's Common and Special Common Stock. The most recent of these programs was announced on May 20, 1999, and allows the Company to purchase up to 500,000 shares of the Company's Common and Special Common Stock in open market or negotiated transactions, subject to market conditions, cash availability and provisions of the Company's outstanding debt instruments. As of February 25, 2000, the Company has purchased approximately 377,300 shares of its Common and Special Common Stock under this program for approximately $10,800,000 and accounted for such share purchases as Treasury Stock.

NORTEK, INC. AND SUBSIDIARIES

At February 25, 2000, approximately $87,700,000 was available for the payment of cash dividends, stock purchases or other restricted payments as defined under the terms of the Company's most restrictive Indenture. (See Note 5 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

The Company's working capital and current ratio decreased slightly from approximately $337,207,000 and 2.0:1, respectively, at December 31, 1998 to approximately $324,492,000 and 1.9:1, respectively, at December 31, 1999, principally as a result of payments related to acquisitions partially offset by working capital acquired from such acquisitions and net of the factors described below.

Accounts receivable increased approximately $38,404,000 or approximately 18.7%, between December 31, 1998 and December 31, 1999, while net sales increased approximately $50,504,000 or approximately 11.5% in the fourth quarter of 1999 as compared to the fourth quarter of 1998. These increases are a result of the 1999 acquisitions, which contributed approximately $54,941,000 to net sales in the fourth quarter of 1999 and approximately $29,124,000 to accounts receivable in 1999. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on December 31, 1999 as compared to December 31, 1998. The Company did not experience any significant overall changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in 1999.

Inventories increased approximately $49,971,000 or approximately 30.7%, between December 31, 1998 and December 31, 1999. Acquisitions contributed approximately $28,693,000 to the increase in inventory for 1999. A substantial portion of the balance of the increase in inventories is as a result of expanded distribution of HVAC residential site-built products by the Company's Air Conditioning and Heating Products Segment.

Accounts payable increased approximately $29,671,000 or approximately 24.7%, between December 31, 1998 and December 31, 1999. Acquisitions contributed approximately $16,322,000 to the increase in accounts payable. A substantial portion of the balance of the increase in accounts payable occurred in the Company's Air Conditioning and Heating Products Segment as a result of increased distribution of residential site-built products.

The Company expects further increases in working capital levels in the year 2000 as its distribution of HVAC residential site-built products by the Company's Air Conditioning and Heating Products Segment continues to expand.

NORTEK, INC. AND SUBSIDIARIES



Unrestricted cash and cash equivalents decreased approximately $6,983,000 from December 31, 1998 to December 31, 1999, principallyas a result of the following:

                                                  Condensed
                                                  Consolidated
                                                  Cash Flows(*)
                                                 --------------
Operating Activities--
 Cash flow from  operations,  net..............   $125,617,000
 Increase in accounts  receivable,  net........     (7,899,000)
 Increase in  inventories .....................    (21,434,000)
 Increase in prepaids and other current assets.     (2,072,000)
 Increase in  accounts  payable ...............     20,760,000
 Decrease in accrued  expenses  and taxes......    (12,399,000)
Investing Activities---
 Net cash paid for businesses  acquired........   (125,788,000)
 Proceeds from the sale of marketable
   securities,  net............................     88,349,000
 Capital  expenditures.........................    (42,013,000)
 Increase in restricted  cash and investments..     (7,952,000)
Financing Activities---
 Payment of borrowings, net....................     (1,713,000)
 Purchase of Nortek Common and Special
   Common  Stock ..............................    (14,524,000)
Other,  net ...................................     (5,915,000)
                                                   ------------
                                                   $(6,983,000)
                                                   ============
(*) Prepared from the Company's Consolidated Statement of Cash Flows for the year ended December 31, 1999. (See Nortek, Inc. and Subsidiaries Consolidated Financial Statements for 1999 included elsewhere herein.)

The impact of changes in foreign currency exchange rates on cash was not material and has been included in other, net.

The Company's debt-to-equity ratio decreased from approximately 4.7:1 at December 31, 1998 to 4.0:1 at December 31, 1999, primarily as a result of the increase in equity due to net earnings for 1999 and the issuance of Common Stock as partial consideration for an acquisition. This was partially offset by the effect of the purchase of Nortek Common and Special Common Stock, changes in currency translation and the net increase in borrowings. (See the Consolidated Statement of Stockholders' Investment included elsewhere herein.)

NORTEK, INC. AND SUBSIDIARIES

As a result of changes in the U.S. Federal income tax regulations in 1999, the Company will utilize approximately $40,000,000 of net operating losses in its 1999 federal tax return, which resulted in approximately $14,000,000 lower than expected federal income tax payments for 1999. At December 31, 1999, the Company's wholly owned subsidiary, Ply Gem, had a net operating loss carry forward of approximately $21,300,000 that expires in 2011 and is subject to certain limitations imposed by the Internal Revenue Code. To the extent that the Company has consolidated federal taxable income beginning in the year 2000, the Company will be able to utilize this remaining net operating loss. Utilization of this net operating loss is limited to approximately $17,500,000 annually.

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

The demand for the Company's products is seasonal, particularly in the Northeast and Midwest regions of the United States where inclement weather during the winter months usually reduces the level of building and remodeling activity in both the home improvement and new construction markets. The Company's lower sales levels usually occur during the first and fourth quarters. Since a high percentage of the Company's manufacturing overhead and operating expenses are relatively fixed throughout the year, operating income and net earnings tend to be lower in quarters with lower sales levels. As a result of the recent acquisitions in the Windows, Doors and Siding Products Segment, the performance of this Segment will be more seasonal than in prior years due to the number of businesses that are affected by winter weather conditions. In addition, the demand for cash to fund the working capital of the Company's subsidiaries is greater from late in the first quarter until early in the fourth quarter.

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

The Company's investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments and marketable securities. Short-term investments primarily consist of money market accounts and corporate commercial paper with original maturities of 90 days or less. At December 31, 1999, the fair value of the Company's short-term investments approximated market value. Marketable securities primarily consist of certificates of deposit and bank issued money market instruments, all with original maturities of between 91 and 180 days. Restricted investments and marketable securities primarily consist of money market accounts, certificates of deposit and commercial paper with original maturities of 90 days or less. At December 31, 1999, the fair value of the Company's unrestricted and restricted investments and marketable securities approximated market value.

The Company manages its borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities. In addition, as of December 31, 1999, the Company through its Ply Gem subsidiary hedged its exposure on a substantial portion of its variable rate debt by entering into an interest rate collar transaction to lock in the interest rate between a floor of 5.76% and a cap of 7%. At December 31, 1999, approximately 95% of the carrying values of the Company's long-term debt were either at fixed interest rates or covered by the interest rate collar agreement.

See the table set forth in item D (Long-term Debt) below and Notes 1 and 5 of the Notes to the Consolidated Financial Statements included elsewhere herein for further disclosure of the terms of the Company's debt and interest rate collar agreement.

B.   Foreign Currency Risk

The Company's results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Italian Lira and the Canadian Dollar. In 1999, the net impact of foreign currency changes was not material to the Company's financial condition or results of operations. The Company manages its exposure to foreign currency exchange risk principally by trying to minimize the Company's net investment in foreign assets through the use of strategic short and long-term borrowings at the foreign subsidiary level. Consistent with this strategy, notes payable and other short-term obligations at December 31, 1999 consist primarily of short-term borrowings by certain of the Company's foreign subsidiaries. At December 31, 1999, the Company's net investment in foreign assets was approximately $83,300,000. An overall unfavorable change in foreign exchange rates of 10% would result in an approximate $7,600,000 reduction in

NORTEK, INC. AND SUBSIDIARIES

equity as a result of the impact on the cumulative translation adjustment. The Company generally does not enter into derivative financial instruments to manage foreign currency exposure. At December 31, 1999, the Company did not have any outstanding foreign currency hedging contracts.

C.   Commodity Pricing Risk

The Company is subject to significant market risk with respect to the pricing of its principal raw materials, which include, among others, steel, copper, packaging material, plastics, resins, glass, wood and aluminum. If prices of these raw materials were to increase dramatically, the Company may not be able to pass such increases on to its customers and, as a result, gross margins could decline significantly. The Company manages its exposure to commodity pricing risk by continuing to diversify its product mix, strategic buying programs and vendor partnering. The Company generally does not enter into derivative financial instruments to manage commodity-pricing exposure. At December 31, 1999, the Company did not have any outstanding commodity forward contracts. See the discussion elsewhere herein under Management's Discussion and Analysis of Financial Condition and Results of Operations, with respect to the increase in the cost of resin material over the second half of 1999.

D.   Long-term Debt

The table that follows sets forth as of December 31, 1999, the Company's long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market values. Approximately 1.5% of the Company's total indebtedness is denominated in foreign currencies. The weighted average interest rates for variable rate debt are based on December 31, 1999 interest rates. In addition, the table that follows sets forth the outstanding notional amounts by year and floor and cap interest rates of the Company's interest rate collar agreement.

NORTEK, INC. AND SUBSIDIARIES

Long-term Debt:

                          Scheduled Maturity          Average Interest Rate
                        Fixed   Variable            Fixed    Variable
Year Ending              Rate     Rate      Total    Rate     Rate   Total
-----------              ----     ----      -----    ----     ----   -----
                                 (Dollar amounts in millions)

December 31, 2000      $  3.0     $ 2.6   $    5.6    6.51%   5.90%   6.23%
             2001         6.9       2.9        9.8    8.07    6.25    7.53
             2002         1.7      80.7       82.4    5.90    6.44    6.43
             2003         1.5       2.2        3.7    5.78    7.84    6.98
             2004       210.0       2.2      212.2    9.83    8.12    9.81
Thereafter (1)          709.4      10.6      720.0    9.00    5.91    8.95
                       ------    ------   --------    ----    ----    ----
Total Principal         932.5     101.2    1,033.7    9.16    6.43    8.89
Unamortized Debt
   Discount              (4.5)      ---       (4.5)
                       ------    ------   --------
Total Long-term Debt
 at December 31, 1999  $928.0    $101.2   $1,029.2
                       ======    ======   ========
Fair Market Value of
 Long-term Debt
 at December 31, 1999  $908.3    $101.2   $1,009.5
                       ======    ======   ========

1) Senior notes with a total principal of $695,000,000 and a weighted average interest rate of 9.08% mature at various times from 2007 through 2008. (See
     Note 5 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

Interest Rate Collar:
                                   Notional        Floor         Cap
Outstanding at                      Amount         Rate          Rate
                                  ----------    --------        -------
                                        (Dollar amounts in millions)

December 31, 2000                       $45.0      5.76%   (2)     7%  (3)
             2001                        45.0      5.76%   (2)     7%  (3)


Fair Market Value of
 the asset related
 to Interest Rate Collar
 at December 31, 1999                     $.3

2) If the interest rate is below 5.76% then the Company will pay the difference.

3) If the interest rate is above 7% then the Company is entitled to receive the difference.

NORTEK, INC. AND SUBSIDIARIES

Year 2000 Disclosure
--------------------
The following Year 2000 statements constitute a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

As of March 3, 2000, none of the Company's subsidiaries had experienced any significant Year 2000 related problems. There have been no instances where mission-critical and non-mission-critical systems have failed to perform correctly. However, the Year 2000 issue still poses several potential risks to the Company and its subsidiaries. A number of the Company's customers and suppliers (third parties) utilize computers and computer software to varying degrees in conjunction with the operation of their businesses. The customers and suppliers of those businesses may utilize computers as well. Should the Company's customers and suppliers, or the businesses on which they depend experience any Year 2000 related computer problems, such third parties' cash flow could be disrupted, adversely affecting their ability to pay the Company, if a customer, or, if a supplier, their ability to pay their suppliers for goods needed to supply the Company. Such disruptions could have adverse affects on the Company and its subsidiaries. The Company assessed its Year 2000 third party exposure through the use of questionnaires and personal interviews during 1999. As of March 3, 2000, the Company was not aware of any supply or credit problems related to the Year 2000 issue.

Should Year 2000 related problems occur which cause any of the systems of certain third parties upon which the Company and its subsidiaries depends become inoperative, increased personnel costs could be incurred if additional staff is required to perform functions that the inoperative systems would have otherwise performed. As of March 3, 2000, the Company had not experienced any disruptions of third party services related to the Year 2000 issue.

The Company's expenditures for remediation directly related to correcting Year 2000 issues were approximately $6,000,000, including businesses acquired in 1999. The total expenditures of approximately $6,000,000 consisted of approximately $2,000,000 of IT computer hardware equipment costs, approximately $3,000,000 of IT software and non-IT computer hardware expenditures and approximately $1,000,000 of other non-IT expenditures. All of the Company's Year 2000 compliance expenditures have been funded from the Company's operating cash flow.

NORTEK, INC. AND SUBSIDIARIES

The Company's Year 2000 compliance budget does not include significant amounts for hardware replacement because the Company has historically employed a strategy to continually upgrade its computer systems. Consequently, the Company's Year 2000 compliance budget has not required the diversion of funds from or the postponement of the implementation of other planned IT projects.

The Company believes it is not possible to estimate the potential lost revenue due to the remaining potential Year 2000 problems discussed above as the occurrence, extent and longevity of such potential problems cannot be predicted. As of March 3, 2000 the Company believes that it has not experienced any lost revenue related to the Year 2000 issue.

Forward-Looking Statements
--------------------------
This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this discussion and throughout this document, words, such as "intends," "plans," "estimates," "believes," "anticipates" and "expects" or similar expressions are intended to identify forward-looking statements. These statements are based on the Company's current plans and expectations and involve risks and uncertainties, over which the Company has no control, that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and operating results to differ include the availability and cost of certain raw materials, (including, among others, steel, copper, packaging materials, plastics, resins, glass, wood and aluminum) and purchased components, the level of domestic and foreign construction and remodeling activity affecting residential and commercial markets, interest rates, employment, inflation, foreign currency fluctuations, consumer spending levels, exposure to foreign economies, the rate of sales growth, price, and product and warranty liability claims. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Readers are also urged to carefully review and consider the various disclosures made by the Company, in this document, as well as the Company's periodic reports on Forms 10-K, 10-Q, 10-Q/A and 8-K, filed with the Securities and Exchange Commission ("SEC").

NORTEK, INC. AND SUBSIDIARIES

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

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See Election of Directors in the definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders, incorporated herein by reference. See also
Part I, Item 1, Business-General Considerations-Executive Officers of the Registrant.

ITEM 11.  EXECUTIVE COMPENSATION

See Executive Compensation in the definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders, incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See  Security  Ownership  of Certain  Beneficial  Owners and  Management  in the
definitive   Proxy   Statement  for  the  Company's   2000  Annual   Meeting  of
Stockholders, incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Election of Directors in the definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders, incorporated herein by reference.

NORTEK, INC. AND SUBSIDIARIES

PART IV

ITEM 14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS ON
FORM 8-K

(a)  Financial Statements and Schedules
     -----------------------------------
     The following documents are filed as part of this report:

1.  Financial Statements:                                    Page No.

    Consolidated Statement of Operations for the
      three years ended December 31, 1999                       46
    Consolidated  Balance Sheet as of December 31,
      1999 and 1998                                             47
    Consolidated Statement of Cash Flows for the
      three years ended December 31, 1999                       49
    Consolidated Statement of Stockholders' Investment
      for the  three  years  ended  December  31,  1999         51
    Notes  to  Consolidated Financial Statements                54
    Report of Independent Public Accountants                    90

2.  Financial Statement Schedules:

    Schedule I Condensed Financial Information of
      Registrant                                                91
    Schedule II Valuation and Qualifying Accounts               92

3. The exhibits are listed in the Exhibit Index, which is incorporated herein by reference.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report.

NORTEK, INC. AND SUBSIDIARIES


                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2000.

                                  NORTEK, INC.
                                  /s/ Richard L. Bready
                                  -------------------------
                                  Richard L. Bready
                                  Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of March 9, 2000.

/s/ Richard L. Bready                  /s/ J. Peter Lyons
------------------------               ----------------------
Richard L. Bready, Chairman            J. Peter Lyons,
of the Board and President             Director
(principal executive officer)

/s/ Richard J. Harris                  /s/ William I. Kelly
------------------------               ----------------------
Richard J. Harris, Vice President      William I. Kelly,
and Treasurer (principal financial     Director
officer) and Director

/s/ Almon C. Hall                      /s/ Phillip L. Cohen
------------------------               ----------------------
Almon C. Hall, Vice President          Phillip L. Cohen,
and Controller (principal              Director
accounting officer)

NORTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

                                    For the Years Ended December 31,
                                         1999       1998      1997
                                        ------     ------    ------
                                (In thousands except per share amounts)

Net Sales                           $1,992,820 $1,738,343 $1,134,129
                                    ---------- ---------- ----------
Costs and Expenses:
 Cost of products sold              1,433,129   1,275,350   825,805
 Selling, general and
   administrative expense             360,674     315,449   219,376
 Amortization of goodwill and
  intangible assets                    20,499      14,416      5,967
                                    ---------  ---------- ----------
                                    1,814,302   1,605,215  1,051,148
                                    ---------  ---------- ----------
 Operating earnings                   178,518     133,128    82,981
 Gain on Businesses sold                  ---       4,000       ---
 Interest expense                     (96,490)   (86,298)   (50,210)
 Investment income                      7,972      10,470      9,929
                                    ---------  ---------- ----------
 Earnings from continuing
  operations before provision
  for income taxes                     90,000      61,300    42,700
 Provision for income taxes            40,700      27,300     16,300
                                    ---------  ---------- ----------
Earnings from continuing operations
  before extraordinary loss            49,300      34,000    26,400
Earnings (loss) from discontinued
  operations                              ---       1,200    (5,200)
Extraordinary loss from debt
  retirements                             ---        (200)      ---
                                    ---------      ------  ---------
Net Earnings                        $  49,300  $   35,000 $   21,200
                                    =========  ========== ==========

Earnings (loss) Per Share:
Earnings from   continuing
operations:
  Basic                                 $4.19      $3.11       $2.75
                                        =====      =====       =====
  Diluted                               $4.11      $3.06       $2.68
                                        =====      =====       =====
Earnings (loss) from discontinued
  operations:
  Basic                                 $ ---      $ .11       $(.54)
                                        =====      =====       =====
  Diluted                               $ ---      $ .11       $(.53)
                                        =====      =====       =====
Extraordinary loss from debt
  retirements:
  Basic                                 $ ---      $(.02)     $  ---
                                        =====      =====       =====
  Diluted                               $ ---      $(.02)     $  ---
                                        =====      =====       =====
Net Earnings:
  Basic                                 $4.19      $3.20       $2.21
                                        =====      =====       =====
  Diluted                               $4.11      $3.15       $2.15
                                        =====      =====       =====
Weighted Average Number of Shares:
  Basic                                11,763     10,923       9,605
                                       ======     ======       =====
  Diluted                              11,982     11,113       9,855
                                       ======     ======       =====

The accompanying notes are an integral part of these consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                    December 31,
                                                  1999        1998
                                                 ------      ------
                                               (Amounts in thousands)
ASSETS
Current Assets:
 Unrestricted
   Cash and cash equivalents                   $   80,893 $   87,876
   Marketable securities available for sale        34,219    121,757
 Restricted
   Cash, investments and marketable securities
     at cost, which approximates market            11,240     13,818
 Accounts receivable, less allowances of
   $13,019,000 and $10,657,000                    243,763    205,359
 Inventories
   Raw materials                                   89,581     69,247
   Work in process                                 20,844     13,010
   Finished goods                                 102,253     80,450
                                               ---------- ----------
                                                  212,678    162,707

 Prepaid expenses                                  11,864     10,938
 Other current assets                              16,787     15,513
 Prepaid income taxes                              66,824     54,163
                                               ---------- ----------
    Total current assets                          678,268    672,131
                                               ---------- ----------

PROPERTY AND EQUIPMENT, AT COST:
 Land                                              16,270     12,628
 Buildings and improvements                       127,736    102,455
 Machinery and equipment                          348,445    294,551
                                               ---------- ----------
                                                  492,451    409,634
 Less accumulated depreciation                    163,834    130,010
                                               ---------- ----------
    Total property and equipment, net             328,617    279,624
                                               ---------- ----------
OTHER ASSETS:
 Goodwill, less accumulated amortization
   of $56,942,000 and $41,204,000                 589,532    598,823
 Intangible assets, less accumulated amorti-
   zation of $15,956,000 and $11,235,000           133,040     73,441
 Deferred debt expense                             22,068     24,845
 Restricted    investments    and   marketable
   securities                                      15,677        ---
 Other                                             42,482     41,129
                                               ---------- ----------
                                                  802,799    738,238
                                               ---------- ----------
                                               $1,809,684 $1,689,993
                                               ========== ==========


The accompanying notes are an integral part of these consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONSOLIDATION BALANCE SHEET

                                                   December 31,
                                                 1999        1998
                                               -------     -------
                                              (Amounts in thousands)
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
 Notes payable and other short-term
  obligations                                     8,476   $   10,962
 Current maturities of long-term debt             5,564        6,776
 Accounts payable                               149,772      120,101
 Accrued expenses and taxes, net                189,964      197,085
                                             ----------    ---------
    Total current liabilities                   353,776      334,924
                                             ----------    ---------
Other Liabilities:
 Deferred income taxes                           73,499       26,040
 Other                                           98,976      104,306
                                             ----------    ---------
                                                172,475      130,346
                                             ----------    ---------
NOTES, MORTGAGE NOTES AND OBLIGATIONS
  PAYABLE, LESS CURRENT MATURITIES            1,023,616    1,007,113
                                             ----------    ---------

Commitments and Contingencies (Note 8)

STOCKHOLDERS' INVESTMENT:
 Preference stock, $1 par value; authorized
  7,000,000 shares, none issued                     ---          ---
 Common stock, $1 par value; authorized
  40,000,000 shares; 18,738,292 and
  18,427,595 shares issued                       18,738       18,428
 Special common stock, $1 par value;
  authorized 5,000,000 shares; 840,436 and
  854,935 shares issued                             841          855
 Additional paid-in capital                     208,755      201,626
 Retained earnings                              143,266       93,966
 Accumulated other comprehensive loss           (11,822)     (11,596)
 Less --treasury common stock at cost,
       7,793,217 and 7,290,335 shares           (97,894)     (83,711)
     --treasury special common stock
       at cost, 290,054 and 286,009 shares       (2,067)      (1,958)
    Total stockholders' investment              259,817      217,610
                                             ----------   ----------
                                             $1,809,684   $1,689,993
                                             ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

                                             For the Years Ended December 31,
                                               1999      1998      1997
                                              ------    ------    ------
                                                 (Amounts in thousands)
Cash Flows from operating activities:
Net earnings from continuing operations       $49,300   $34,000   $26,400
Earnings (loss) from discontinued operations      ---     1,200    (5,200)
Extraordinary loss from debt retirements          ---      (200)      ---
                                              -------   -------   -------
Net earnings                                   49,300    35,000    21,200
                                              -------   -------   -------
Adjustments  to  reconcile  net  earnings to
cash:

Depreciation and amortization expense          55,532    42,084    26,696
Non-cash interest expense, net                  3,685     3,237     1,711
Gain on sale of Businesses sold                   ---    (4,000)      ---
Loss on discontinued operations                   ---     3,800     2,500
Loss on debt retirement                           ---       300       ---
Net gain on investments and marketable
  securities                                      ---       ---      (200)
Deferred federal income tax provision          17,100    15,100     4,000
Deferred federal income tax benefit
  on discontinued operations                      ---    (3,200)   (1,000)
Changes in certain assets and liabilities,
  net of effects from acquisitions and
  dispositions:
Accounts receivable, net                       (7,899)   (4,554)   10,259
Inventories                                   (21,434)     (979)    6,524
Prepaids and other current assets              (2,072)    1,581     5,699
Net assets of discontinued operations             ---    (7,426)    4,934
Accounts payable                               20,760    12,532   (16,359)
Accrued expenses and taxes                    (12,399)   10,084    23,468
Long-term assets, liabilities and other, net   (2,031)   (2,374)   (4,317)
                                             --------   -------   -------
  Total adjustments to net earnings            51,242    66,185    63,915
                                             --------   -------   -------
  Net cash provided by operating activities   100,542   101,185    85,115
                                             --------  --------   -------
Cash Flows from investing activities:

Capital expenditures                          (42,013)  (40,863)  (22,464)
Net cash paid for businesses acquired        (125,788) (324,702) (407,419)
Net cash received from Businesses sold or
  discontinued                                    ---   111,738       ---
Purchase of investments and marketable
  securities                                  (89,741) (179,582) (283,918)
Proceeds from the sale of investments and
  marketable securities                       178,090    95,143   298,158
Change in restricted cash and investments      (7,952)   (7,463)     (674)
Other, net                                     (4,368)   (5,622)   (7,064)
                                              -------    ------    ------
  Net cash used in investing activities       (91,772) (351,351) (423,381)
                                              -------  --------  --------

NORTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued)

                                             For the Years Ended December 31,
                                                1999      1998      1997
                                               ------    ------    ------
                                                 (Amounts in thousands)
Cash Flows from financing activities:

Sale of Notes, net                                ---   203,492    466,214
Sale of Nortek Common Stock                       ---    64,190        ---
Payment of borrowings and purchase
  of Notes, net                                (1,713)  (49,199)   (33,354)
Purchase of Nortek Common and Special Common
  Stock                                       (14,524)   (7,668)   (10,177)
Other, net                                        484     1,385        383
                                              -------   -------    -------
Net cash (used in) provided by financing
  activities                                  (15,753)  212,200    423,066
                                              --------  -------    -------
Net (decrease) increase in unrestricted
cash and cash equivalents                      (6,983)  (37,966)    84,800
Unrestricted cash and cash equivalents at
  the beginning of the year                    87,876   125,842     41,042
                                              -------   -------     ------
Unrestricted cash and cash equivalents at
  the end of the year                         $80,893   $87,876   $125,842
                                              =======   =======   ========


The accompanying notes are an integral part of these consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHOCKHOLDERS' INVESTMENT
FOR THE YEAR ENDED DECEMBER 31, 1997
(Dollar Amounts in Thousands)

                                           Addi-                          Accumulated
                                 Special   tional                          Other
                         Common  Common   Paid-in   Retained  Treasury   Comprehensive  Comprehensive
                          Stock   Stock   Capital   Earnings    Stock    Income (Loss)  Income(Loss)
                         -------  ------  --------  --------  --------     --------    -------
Balance, December 31,
1996                     $15,966  $ 784   $135,028  $37,766   $(67,537)    $(3,212)   $    ---
Net earnings                 ---    ---        ---   21,200        ---         ---      21,200
Other comprehensive
  income (loss):
Currency translation
  adjustment                 ---    ---        ---      ---        ---      (3,815)     (3,815)
 Minimum pension
  liability                  ---    ---        ---      ---        ---         919         919
 Unrealized appreciation
  in the value of
  marketable securities      ---    ---        ---      ---        ---         781         781
                                                                                       -------
Comprehensive income                                                                   $19,085
                                                                                       =======
22,690 shares of
  special common stock
  converted into 22,690
  shares of common stock      23    (23)       ---      ---        ---         ---
62,519 shares of common
  stock and 5,808
  shares of special
  common stock issued
  upon exercise of stock
  options                     62      6        317      ---        ---         ---
441,246 shares of
  treasury stock
  acquired                   ---    ---        ---      ---    (10,177)        ---
                         -------  -----    -------  -------   --------     -------
Balance, December 31,
  1997                   $16,051  $ 767   $135,345  $58,966   $(77,714)    $(5,327)
                         =======  =====   ========  =======   ========     =======

The accompanying notes are an integral part of these consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHOCKHOLDERS' INVESTMENT
FOR THE YEAR ENDED DECEMBER 31, 1998
(Dollar Amounts in Thousands)

                                            Addi-                         Accumulated
                                  Special    tional                       Other
                         Common   Common   Paid-in  Retained  Treasury    Comprehensive  Comprehensive
                          Stock   Stock    Capital  Earnings    Stock     Income (Loss)  Income (Loss)
                         -------  ------  --------  --------  --------    ----------      -------
Balance, December 31,
1997                     $16,051  $ 767   $135,345  $58,966   $(77,714)   $ (5,327)     $    ---
Net earnings                 ---    ---        ---   35,000        ---         ---        35,000
Other comprehensive
  income (loss):
 Currency translation
  adjustment                 ---    ---        ---      ---        ---      (1,436)       (1,436)
 Minimum pension liabil-
  ity net of $2,914 tax
  benefit                    ---    ---        ---      ---        ---      (4,898)       (4,898)
 Unrealized appreciation
  in the value of
  marketable securities      ---    ---        ---      ---        ---          65            65
                                                                                         -------
Comprehensive income                                                                     $28,731
                                                                                         =======
Sale of 2,182,500 shares
  of common stock          2,183    ---     62,007      ---        ---         ---
  13,343 shares of
  special common stock
  converted into 13,343
  shares of common stock      13    (13)       ---      ---        ---         ---
180,958 shares of common
 stock and 100,991 shares
 of special common stock
 issued upon exercise of
 stock options               181    101      4,274      ---        ---         ---
258,543 shares of
  treasury stock aquired     ---    ---        ---      ---     (7,955)        ---
                         -------  -----   -------- --------  ---------  ----------
Balance, December 31,
 1998                    $18,428  $ 855   $201,626  $93,966   $(85,669)   $(11,596)
                         =======  =====   ========  =======   ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHOCKHOLDERS' INVESTMENT
FOR THE YEAR ENDED DECEMBER 31, 1999
(Dollar Amounts in Thousands)

                                            Addi-                         Accumulated
                                  Special    tional                       Other
                         Common   Common   Paid-in  Retained  Treasury    Comprehensive  Comprehensive
                          Stock   Stock    Capital  Earnings    Stock     Income (Loss)  Income (Loss)
                         -------  ------  --------  --------  --------    ----------      -------
Balance, December 31,
1998                     $18,428    $855  $201,626  $93,966   $(85,669)   $(11,596)       $  ---
Net earnings                 ---     ---       ---   49,300        ---         ---        49,300
Other comprehensive
  income (loss):
Currency translation
  adjustment                 ---     ---       ---      ---        ---      (1,891)       (1,891)
 Minimum pension liabil-
  ity net of $976 tax
  provision                  ---     ---       ---      ---        ---       1,495         1,495
 Unrealized appreciation
  in the value of
  marketable securities      ---     ---       ---      ---        ---         170           170
                                                                                         -------
Comprehensive income                                                                     $49,074
                                                                                         =======
14,499 shares of
  special common stock
  converted into 14,499
  shares of common stock      14     (14)      ---      ---        ---         ---
61,198 shares of common
  stock issued upon exer-
  cise of stock options       61     ---     1,049      ---        ---         ---
506,927 shares of
  treasury stock acquired    ---     ---       ---      ---    (14,292)        ---
235,000 shares of common
  stock issued as
  partial consideration
  for an acquisition         235     ---     6,080      ---        ---         ---
                         -------   -----  --------  -------   --------    --------
Balance, December 31,
 1999                    $18,738    $841  $208,755 $143,266   $(99,961)   $(11,822)
                         =======   =====  ======== ========   ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company is a diversified manufacturer of residential and commercial building products, operating within three principal segments: the Residential Building Products Segment; the Air Conditioning and Heating Products Segment; and the Windows, Doors and Siding Products Segment. Through these principal segments, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the residential and commercial construction, manufactured housing, and the do-it-yourself and professional remodeling and renovation markets.

Principles of Consolidation

The consolidated financial statements include the accounts of Nortek, Inc. and all of its significant wholly-owned subsidiaries (the "Company" or "Nortek") after elimination of intercompany accounts and transactions. Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the presentation at December 31, 1999.

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

The Company has classified as restricted in the accompanying consolidated balance sheet certain investments and marketable securities that are not fully available for use in its operations. At December 31, 1999, approximately
$26,917,000 (of which $11,240,000 is included in current assets) of cash, investments and marketable securities have been pledged as collateral for insurance, employee benefits and other requirements.

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

     Investments and Marketable Securities--
     The fair value of investments and marketable securities are based on quoted market prices. At December 31, 1999, the fair value of investments and marketable securities approximated the amount on the Company's consolidated balance sheet.

     Long-Term Debt--
     At December 31, 1999, the fair value of long-term indebtedness was approximately $19,700,000 lower than the amount on the Company's consolidated balance sheet, before original issue discount, based on market quotations (see Note 5).

Inventories

Inventories in the accompanying consolidated balance sheet are valued at the lower of cost or market. At December 31, 1999 and 1998, approximately $111,349,000 and $83,286,000 of total inventories, respectively, were valued on the last-in, first-out method (LIFO). Under the first-in, first-out method
(FIFO) of accounting, such inventories would have been approximately $2,252,000 and $3,640,000 greater at December 31, 1999 and 1998, respectively. All other inventories were valued under the FIFO method.

Sales Recognition

The Company recognizes sales upon the shipment of its products net of applicable provisions for discounts and allowances. The Company also provides for its estimate of warranty and bad debts at the time of sale.

The Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition including both broad conceptual discussions as well as certain industry-specific guidance. The Company is in the process of accumulating the information necessary to quantify the potential impact of this new guidance, if any.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Foreign Currency Translation

The financial statements of subsidiaries outside the United States are generally measured using the local currency as the functional currency. The Company translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at year-end. Net sales and expenses are translated using average exchange rates in effect during the year. Gains and losses from foreign currency translation are credited or charged to accumulated other comprehensive loss included in stockholders' investment in the accompanying consolidated balance sheet. Transaction gains or losses are recorded in selling, general and administrative expense and have not been material during any of the years ending December 31, 1999, 1998 and 1997.

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

Intangible Assets and Goodwill

Intangible assets consist principally of patents, trademarks, copyrights and non-compete agreements and are amortized on a straight-line method over a weighted average estimated useful life of 22 years. Amortization of intangible assets charged to operations amounted to approximately $4,906,000, $2,026,000 and $648,000 for 1999, 1998 and 1997, respectively. The Company has classified as goodwill the cost in excess of fair value of the net assets (including tax attributes) of companies acquired in purchase transactions. Goodwill is being amortized on a straight-line method over 40 years. Amortization of goodwill charged to operations amounted to approximately $15,593,000, $12,390,000 and $5,319,000 for 1999, 1998 and 1997, respectively. At each balance sheet date, in accordance with SFAS No. 121, "Accounting for Long Lived Assets and for Long

NORTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Lived Assets to be Disposed of," the Company evaluates the realizability of "Long Lived Assets" which primarily consists of property, plant and equipment, intangible assets and goodwill based on expectations of non-discounted future cash flows for each subsidiary having a material amount of Long Lived Assets. If the sum of the expected non-discounted future cash flows is less than the carrying amount of all assets including Long Lived Assets, the Company would recognize an impairment loss. Based on its most recent analysis, the Company believes that no material impairment of Long Lived Assets exists at December 31, 1999.

Earnings Per Share

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

A reconciliation between basic and diluted earnings per share is as follows:

                                 For the years ended December 31,
                                       1999      1998      1997
                                     -------   -------  -------
                           (In thousands except per share amounts)

Earnings from continuing            $49,300   $34,000   $26,400
operations
Basic EPS:
     Basic common shares             11,763    10,923     9,605
                                     ======    ======     =====
     Basic EPS                        $4.19     $3.11     $2.75
                                      =====     =====     =====
Diluted EPS:
     Basic common shares             11,763    10,923     9,605
     Plus: Impact of stock
      options (Note 6)                  219       190       250
                                     ------    ------     -----
     Diluted common shares           11,982    11,113     9,855
                                     ======    ======     =====
     Diluted EPS                      $4.11     $3.06     $2.68
                                     ======    ======     =====

NORTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Comprehensive Income (Loss)

In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which requires the display of comprehensive income (loss) and its components in the financial statements. Comprehensive income (loss) includes net earnings and unrealized gains and losses from currency translation, marketable securities available for sale and minimum pension liability adjustments net of tax benefit. The components of the Company's comprehensive income (loss) and the effect on earnings, for the three years ended December 31, 1999, are detailed in the Company's accompanying Consolidated Statement of Stockholders' Investment.

The balances of each classification within accumulated other comprehensive loss as of December 31, 1999, 1998 and 1997 are as follows:

                                                                     Total
                                        Unrealized    Minimum     Accumulated
                             Foreign      Gains      Pension         Other
                            Currency    (Losses)    on Liability  Comprehensive
                           Translation  Securities   Adjustment      Loss
                           -----------  ----------  ------------  -------------
                                          (Amounts in thousands)

Balance December 31, 1997    $(5,093)      $(110)     $  (124)      $ (5,327)
Current period change         (1,436)         65       (4,898)        (6,269)
                             -------       -----      -------       --------
Balance December 31, 1998     (6,529)        (45)      (5,022)       (11,596)
Current period change         (1,891)        170        1,495           (226)
                             -------       -----      -------       --------
Balance December 31, 1999    $(8,420)      $ 125      $(3,527)      $(11,822)
                             =======       =====      =======       ========

Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS No. 133 - Amendment of FAS No. 133" (combined "SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

SFAS 133 is effective for fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1999 and thereafter). SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998).

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

On April 23, 1999, the Company completed the acquisition of three businesses from Caradon plc of the United Kingdom: Peachtree Doors and Windows, Thermal-Gard and CWD Windows and Doors (the "Caradon Acquired Companies"). Peachtree Doors and Windows is a national supplier of residential windows, entry doors and patio doors that target custom and high-end home markets. Thermal-Gard manufactures replacement windows, patio doors and sunrooms. CWD Windows and Doors is a provider of complete window and door systems for new homes in Western Canada. For the year ended December 31, 1998, the Caradon Acquired Companies had combined net sales of approximately $169,700,000.

On May 28, 1999, the Company acquired Multiplex Technologies, Inc. ("Multiplex"), a manufacturer and designer of high-performance, multi-room video distribution equipment for home automation and home entertainment. Multiplex had net sales of approximately $10,000,000 for the year ended December 31, 1998.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

On September 9, 1999 the Company acquired Kroy Building Products, Inc., ("Kroy") a manufacturer of vinyl fencing, railing profiles and vinyl decking systems for residential and light commercial applications. Kroy had net sales of approximately $26,000,000 for the fiscal year ended June 30, 1999.

On December 3, 1999, the Company acquired Xantech Corporation ("Xantech"), a designer and manufacturer of residential infrared remote control systems for extending control of VCR, cable, satellite and stereo systems to multiple rooms throughout an entire household. Xantech had net sales of approximately $13,000,000 for the fiscal year ended November 30, 1999.

The 1999 acquisitions were funded through the use of unrestricted cash, cash equivalents, marketable securities, the issuance of notes payable to sellers and the issuance of 235,000 shares of Nortek Common Stock (see Note 6).

On October 9, 1998, the Company acquired Napco, Inc. and an affiliate ("Napco"), for approximately $80,800,000 in cash and the assumption of approximately $10,200,000 of debt

On July 31, 1998, the Company, through a wholly-owned subsidiary, purchased all of the issued and outstanding capital stock of NuTone, Inc. ("NuTone"), a wholly-owned subsidiary of Williams plc ("Williams") for an aggregate purchase price of approximately $242,500,000 in cash plus approximately $5,500,000 in expenses and fees. In connection with the acquisition, the Company assumed NuTone's operating liabilities (other than intercompany borrowings), including certain liabilities of NuTone concerning post retirement and other benefit obligations. The purchase price was funded through the use of the net proceeds from the sale of $210,000,000 principal amount of 8 7/8% Senior Notes due August 1, 2008 (the "8 7/8% Notes") at a slight discount, which occurred on July 31, 1998, together with approximately $44,800,000 of the cash proceeds received from the Common Stock Offering (See Notes 5 and 6).

On August 26, 1997, the Company acquired Ply Gem Industries, Inc. ("Ply Gem") in a tender offer for a cash price of $19.50 per outstanding share of common stock. The aggregate purchase price of approximately $407,400,000 consisted of $322,700,000 of cash paid to purchase the common stock and to settle stock options of Ply Gem, $50,500,000 of cash paid to refinance existing indebtedness of Ply Gem (including the repurchase of $45,000,000 of accounts receivable under Ply Gem's securitization program), $23,500,000 of cash paid to certain officers of Ply Gem in connection with termination agreements and $10,700,000 of cash paid for expenses of the acquisition. Prior to accepting, for payment, the tendered shares of Ply Gem on August 26, 1997, the Company sold $310,000,000 principal amount of 9 1/8% Senior Notes due September, 2007 (the "9 1/8% Notes")

NORTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

at a slight discount (see Note 5). The Company used a portion of these net proceeds, together with available cash, to purchase the shares of Ply Gem, fund an approximate $45,000,000 payment to terminate Ply Gem's existing accounts receivable securitization program and pay certain fees and expenses. The Company accounted for Ply Gem's subsidiary, Studley Products, Inc. ("Studley"), a vacuum bag manufacturer, as an operation held for sale since the date of the Ply Gem acquisition. Studley's net sales and operating losses excluded from the Company's consolidated results of operations from the acquisition date to December 31, 1997 and for the period from January 1, 1998 to the date of sale, May 8, 1998, were approximately $9,400,000 and $2,900,000, respectively, and $7,300,000 and $1,600,000, respectively. Studley's operating losses from the date of acquisition through the date of sale have been excluded from the consolidated continuing operations of the Company and include approximately $100,000 of allocated interest expense. These losses have been funded by the Company and have been accounted for as an adjustment to the net realizable value of Studley. The ultimate disposition of Studley resulted in a decrease in the Company's goodwill of approximately $1,000,000.

Since the acquisition date, the Company has realized, and expects to continue to realize, cost savings as a result of the Ply Gem acquisition. These savings result from several actions, including: (i) the elimination of expenses associated with Ply Gem's New York headquarters; (ii) the consolidation into Nortek of certain of Ply Gem's corporate functions such as accounting, legal and risk management; and (iii) the identification and rationalization of under-performing product lines. Pro Forma earnings (see below) do not include estimated cost savings and operating efficiencies for the period from January 1, 1997 to the date of acquisition. The actual cost savings achieved since the acquisition of Ply Gem are reflected in the Company's historical consolidated operating results for the period from the acquisition date to December 31, 1997 and for the years ended December 31, 1998 and 1999.

At the date of the NuTone acquisition, the Company achieved cost reductions directly attributable to the acquisition from the elimination of fees and charges paid by NuTone to Williams and related entities. The unaudited Pro Forma operating earnings have been increased for the years ended December 31, 1998 and 1997 by approximately $354,000 and $1,746,000, respectively. Subsequent to the NuTone acquisition, the Company has realized and expects to realize additional cost reductions ("NuTone Cost Reductions") as a result of integrating NuTone

NORTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

into the Company's operations. Pro Forma earnings have not been increased for the NuTone Cost Reductions for the periods presented, except for NuTone Cost Reductions actually achieved since the date of acquisition. The Company's operating earnings for the year ended December 31, 1999, reflect approximately $14,000,000 (unaudited) of net cost savings related to NuTone Cost Reductions which are net of approximately $3,400,000 (unaudited) of related costs and expenses. The Company expects to realize future incremental net NuTone Cost Reductions in excess of 1999 levels of approximately $6,000,000 to $9,000,000 (unaudited), annually. Future NuTone Cost Reductions are estimates and actual savings achieved could differ materially (see Note 12).

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

The following Pro Forma results do not give pro forma effect to the dispositions of businesses that occurred in 1998, the acquisition of Napco which occurred on October 9, 1998 or acquisitions in 1999.

                                          For the Years Ended December 31,
                                         ----------------------------------
                                                1998             1997
                                           -----------        ------------
                                        (In thousands except per share amounts)
                                                     (Unaudited)
Pro Forma
Net sales.................................. $1,849,000          $1,849,100
Depreciation  and amortization expense.....     47,400              47,000
Operating earnings.........................    142,500             104,500
Earnings from  continuing operations.......     31,400               5,000
Diluted earnings per share from
  continuing operations.................... $     2.63           $     .42

NORTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

On December 30, 1998, the Company sold its M&S Systems LP ("M&S") subsidiary and Moore-O-Matic, Inc. ("MOM") for approximately $27,500,000 in cash and recorded a pre-tax gain of approximately $4,000,000 ($.12 per share, net of tax). For the years ended December 31, 1998 and 1997, combined net sales, operating earnings and earnings from continuing operations before provision for income taxes of M&S and MOM were approximately $42,100,000, $3,600,000 and $3,600,000, and
$37,300,000, $3,400,000 and $3,400,000, respectively.

During 1998, the Company made several dispositions of certain non-strategic assets acquired in connection with the 1997 acquisition of Ply Gem. As discussed above, on May 8, 1998, the Company sold Studley. On May 22, 1998, the Company sold Sagebrush Sales, Inc. ("Sagebrush") for approximately $9,100,000 in cash; on July 2, 1998, the Company sold Goldenberg Group, Inc. for approximately $11,100,000 including approximately $2,000,000 in notes; on July 31, 1998, the Company sold another Ply Gem business, Ply Gem Manufacturing; and on December 10, 1998, the Company sold Allied Plywood Corporation ("Allied") for approximately $16,500,000 in cash and approximately $7,000,000 in notes. The operating results of Sagebrush, Goldenberg, Ply Gem Manufacturing and Allied, are included in the Company's 1997 and 1998 consolidated results from the date of the Ply Gem acquisition, August 26, 1997, to the date of sale. For the full year ended December 31, 1997, the combined net sales, operating earnings and

NORTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

earnings before provision for income taxes of these dispositions were approximately $221,600,000, $3,800,000 and $3,800,000, respectively. Combined net sales, operating earnings and earnings before provision for income taxes of these dispositions were approximately $144,200,000, $2,200,000 and $2,200,000, respectively, for the period from January 1, 1998 to the date of sale. The disposition of these four businesses did not result in any significant gains or losses. Approximately $27,700,000 of the proceeds from the sale of these four businesses was used to pay down debt. The remaining proceeds (including the proceeds from the sale of the plumbing products business, Studley, M&S and MOM) of approximately $84,000,000 were used for general corporate purposes (see Notes 9 and 10).

3.   Cash Flows

Interest paid was  $92,592,000,  $78,988,000  and  $35,921,000 in 1999, 1998 and
1997, respectively.

The fair value of the assets of the businesses acquired was $192,719,000 and $436,074,000 in 1999 and 1998, respectively. Liabilities assumed or created of businesses acquired was $60,616,000 and $111,372,000 in 1999 and 1998, respectively. In 1999, 235,000 shares of Nortek Common Stock were issued as partial consideration for an acquisition, resulting in a $6,315,000 increase in Stockholders' Investment. Cash paid for acquisitions was $125,788,000 and $324,702,000 in 1999 and 1998, respectively.

Significant non-cash financing and investing activities excluded from the accompanying consolidated statement of cash flows include capitalized lease additions of approximately $445,000 in 1999 and $565,000 in 1998 and increases of approximately $170,000, $65,000 and $781,000 in the fair market value of marketable securities available for sale for 1999, 1998 and 1997, respectively.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)



4.   INCOME TAXES

The following is a summary of the components of earnings from continuing operations before provision for income taxes:

                                 For the Years Ended December 31,
                                    1999        1998        1997
                                  -------    --------     --------
                                         (Amounts in thousands)

Domestic........................  $77,000    $54,600     $37,000
Foreign ........................   13,000      6,700       5,700
                                  -------    -------     -------
                                  $90,000    $61,300     $42,700
                                  =======    =======     =======

The following is a summary of the provision for income taxes from continuing operations included in the accompanying consolidated statement of operations:



                                   For the Years Ended December 31,
                                    1999        1998        1997
                                  -------    --------     --------
                                         (Amounts in thousands)
Federal income taxes
     Current....................  $15,000     $ 6,900     $ 9,000
     Deferred...................   17,100      15,100       4,000
                                  -------     -------     -------
                                   32,100      22,000      13,000
Foreign.........................    5,800       2,000       1,000
State...........................    2,800       3,300       2,300
                                  -------     -------     -------
                                  $40,700     $27,300     $16,300
                                  =======     =======     =======

Income tax payments, net of refunds, were approximately $25,500,000, $4,568,000 and $7,977,000 in 1999, 1998 and 1997, respectively. The current provision for 1998 does not reflect tax benefits of approximately $2,000,000 from the exercise of non-qualified stock options. These benefits have been recorded as an increase in additional paid-in capital.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The table that  follows  reconciles  the  federal  statutory  income tax rate of
continuing   operations   to  the   effective  tax  rate  of  such  earnings  of
approximately 45.2%, 44.5% and 38.2% in 1999, 1998 and 1997, respectively.


                                   For the Years Ended December 31,
                                     1999        1998        1997
                                    -------    --------     --------
                                         (Amounts in thousands)
Income tax provision from
  continuing operations at
  the federal statutory rate......   $31,500     $21,455      $14,945

Net change from statutory rate:
Amortization not deductible
  for income tax purposes ........     5,189       4,200        1,827
State income taxes, net of
  federal tax effect..............     1,804       2,145        1,520
Change in tax reserves, net.......       807        (713)      (1,540)
Product development income tax
  credit from  foreign operations.      (118)       (309)        (264)
Tax effect resulting from
  foreign activities..............       917         807          (25)
Effect  of  change  in  foreign
tax law ..........................       ---         ---         (766)
Other, net........................       601        (285)         603
                                     -------     -------      -------
                                     $40,700     $27,300      $16,300
                                     =======     =======      =======

NORTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The tax effect of temporary differences which give rise to significant portions of deferred income tax assets and liabilities as of December 31, 1999 and December 31, 1998 are as follows:

                                                       December 31,
                                                     1999        1998
                                                   --------    --------
                                                  (Amounts in thousands)

Prepaid Income Tax Assets (classified current)
  Arising From:
    Accounts receivable......................     $ 2,270    $    135
    Inventory................................       3,142       3,884
    Insurance reserves.......................      12,384      11,698
    Warranty accrual.........................      12,979      10,511
    Net operating losses of Ply Gem..........       6,125         ---
    Other reserves and assets, net...........      29,924      27,935
                                                  -------    --------
                                                  $66,824    $ 54,163
                                                  =======    ========
Deferred Income Tax Assets (Liabilities)
(classified non-current)
  Arising From:
    Property and equipment, net..............    $(47,062)   $(40,767)
    Intangible assets, net...................     (29,273)    (21,997)
    Capital loss carryforward................       7,781       6,326
    Net operating losses of Ply Gem..........       1,325      21,457
    Valuation allowances.....................      (7,781)     (6,326)
    Other reserves and assets, net...........       1,511      15,267
                                                 --------    --------
                                                 $(73,499)   $(26,040)
                                                 ========    ========

As a result of changes in the U.S. Federal income tax regulations in 1999, the Company will utilize approximately $40,000,000 of net operating losses in its 1999 federal tax return, which resulted in approximately $14,000,000 of lower than expected federal income tax payments for 1999. At December 31, 1999, the Company's wholly owned subsidiary, Ply Gem, has a net operating loss carry-forward of approximately $21,300,000 that expires in 2011 and is subject to certain limitations imposed by the Internal Revenue Code. Utilization of these losses is limited to approximately $17,500,000 per year. The Company has established valuation allowances related to certain capital losses. Of the total valuation allowance, approximately $2,200,000 will reduce goodwill if the tax benefit is ultimately realized.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.NOTES, MORTGAGE NOTES AND OBLIGATIONS PAYABLE

Short-term bank obligations at December 31, 1999 and 1998 consist of the following:

                                                    December 31,
                                                 1999         1998
                                               --------     --------
                                               (Amounts in thousands)
Secured lines of credit and bank
advances of the Company's European
  subsidiaries                                  $6,834     $10,589
Secured line of credit of a Canadian
  subsidiary                                     1,642         ---
Other obligations                                  ---         373
                                                ------     -------
Short-term bank obligations                     $8,476     $10,962
                                                ======     =======

These short-term bank obligations are secured by approximately $32,100,000 of accounts receivable and inventory, and have an average weighted interest rate of approximately 4.7% at December 31, 1999.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Notes, mortgage notes and obligations payable included in the accompanying consolidated balance sheet at December 31, 1999 and 1998 consist of the following:
                                                       December 31,
                                                  1999           1998
                                                --------       --------
                                                 (Amounts in thousands)
8 7/8% Senior Notes due 2008, net of
  unamortized original issue discount
  of $683,000 and $735,000 ..................   $209,317     $  209,265
9 1/4% Senior Notes due 2007,
  net of unamortized original issue
  discount of $816,000 and $892,000..........    174,184        174,108
9 1/8% Senior Notes due 2007,
  net of unamortized original issue
  discount of $2,104,000 and $2,286,000......    307,896        307,714
9 7/8% Senior  Subordinated Notes due
  2004 ("9 7/8% Notes"), net of
  unamortized original issue
  discount of $876,000 and $1,035,000........    203,946        203,787
Ply Gem term loan............................     77,965         78,440
Mortgage notes payable.......................     28,268         22,184
Other........................................     27,604         18,391
                                              ----------     ----------
                                              $1,029,180     $1,013,889
Less amounts included in current liabilities       5,564          6,776
                                              ----------     ----------
                                              $1,023,616     $1,007,113
                                              ==========     ==========

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

The indentures and other agreements governing the Company and its subsidiaries' indebtedness (including the indentures for the 8 7/8% Notes, the 9 1/8% Notes, the 9 1/4% Notes, (collectively, the "Senior Notes") the 9 7/8% Notes and the credit agreement covering the Ply Gem credit facility) contain restrictive financial and operating covenants including covenants that restrict, among other things, the payment of cash dividends, repurchase of the Company's capital stock and the making of certain other restricted payments, the incurrence of additional indebtedness, the making of certain investments, mergers, consolidations and sale of assets (all as defined in the indentures and other agreements). Upon certain asset sales (as defined in the indentures), the Company will be required to offer to purchase, at 100% principal amount plus accrued interest to the date of purchase, Senior Notes in a principal amount equal to any net cash proceeds (as defined in the indentures) that are not invested in properties and assets used primarily in the same or related business to those owned and operated by the Company at the issue date of the Senior Notes or at the date of such asset sale and such net cash proceeds were not applied to permanently reduce Senior Indebtedness (as defined in the indentures). At February 25, 2000 approximately $87,700,000 was available for the payment of cash dividends, stock payments or other restricted payments under the terms of the Company's most restrictive indenture governing the Senior and Senior Subordinated Notes. (See Note 6.)

The Company's Ply Gem subsidiary has a credit facility with a syndicate of banks, which provides Ply Gem with a term loan and a letter of credit facility. Interest on borrowings is at varying rates based, at Ply Gem's option, on (a) the London Interbank Offered Rate (LIBOR) plus a spread or (b) the higher of (i)
 .5% above the federal funds rate or (ii) the bank's prime rate. Ply Gem pays a facility fee quarterly which fluctuates between .20% and .30% of the aggregate principal amount available under the facility. The average weighted interest rate on the credit facility for the year ended December 31, 1999 was 5.8% for the year 1999. The credit facility includes customary covenants, including covenants limiting Ply Gem's ability to pledge assets or incur liens on assets and maintain certain financial covenants. Borrowings under this credit facility are collateralized by the common stock, inventory and accounts receivable of Ply Gem's principal subsidiaries.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)



During 1999, $35,000,000 of Ply Gem interest rate swap agreements expired. Another $40,000,000 of interest rate swaps, due to expire on December 3, 2003, were terminated and replaced with a $45,000,000 interest rate collar. This collar will terminate on August 27, 2002 (the "Termination Date"). The collar has a floor of 5.76% and a cap of 7.00%. To the extent that the one month US Dollar Libor rate is below the collar floor, payment is due from Ply Gem for the difference. To the extent the one month US Dollar Libor rate is above the collar cap, Ply Gem is entitled to receive the difference. The one month US Dollar Libor rate at December 31, 1999 was 5.8225%. Amounts received or paid as a result of the collar agreements increase or reduce interest expense. The fair market value of the asset related to the interest rate collar is approximately $300,000 at December 31, 1999.

Mortgage notes payable of approximately $28,268,000 outstanding at December 31, 1999 include various mortgage notes and other related indebtedness payable in installments through 2014. These notes bear interest at rates ranging from 2% to 9.25%. Approximately, $26,217,000 of such indebtedness is collateralized by property and equipment with an aggregate net book value of approximately $61,092,000 at December 31, 1999.

Other obligations of approximately $27,604,000 outstanding at December 31, 1999 include borrowings relating to equipment purchases, notes payable issued for acquisitions and other borrowings bearing interest at rates primarily ranging between 2.9% to 12% and maturing at various dates through 2017. Approximately $16,784,000 of such indebtedness is collateralized by property and equipment with an aggregate net book value of approximately $19,033,000 at December 31, 1999.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The table that follows is a summary of maturities of all of the Company's debt obligations, excluding unamortized debt discount, due after December 31, 2000:

                        (Amounts in thousands)

                 2001....................  $  9,815
                 2002....................    82,396
                 2003....................     3,676
                 2004....................   212,248
                 Thereafter..............   719,960

6. COMMON STOCK, SPECIAL COMMON STOCK, STOCK OPTIONS AND DEFERRED COMPENSATION

In the first half of 1998 the Company sold 2,182,500 shares of its Common Stock in a public offering for approximately $64,190,000 in net cash proceeds (the "Common Stock Offering"), after deducting underwriting commission and offering expense, and credited $2,182,500 to Common Stock and $62,007,500 to additional paid in capital. A portion of the net proceeds were used to acquire NuTone (see
Note 2).

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

will permit each rights holder to acquire common stock of the Acquiring Company, having a market value equal to twice the amount of the exercise price of the right.

At December 31, 1999, a total of 2,506,516 shares of Common Stock were reserved as follows:
           Stock option plans...................... 1,666,080
           Conversion of.Special Common Stock......   840,436
                                                    ---------
                                                    2,506,516
                                                    =========

At December 31, 1999 1,662,333 shares of Special Common Stock were reserved for stock option plans.

The Company has several Equity and Cash Incentive Plans which provide for the granting of options and other awards to certain officers, employees and non-employee directors of the Company. The Company has a cash incentive program for certain key employees under the 1999 Equity and Cash Incentive Plan based on the performance of the Company's stock price. No amounts have been paid under this cash incentive program. Options granted under the Equity and Cash Incentive Plans vest over periods ranging up to five years and expire ten years from the date of grant. At December 31, 1999, 164,467 additional options are available for grant under these plans.

At  December  31,  1999,  1998 and 1997,  approximately  1,073,759,  652,702 and
709,762 respectively, of options to acquire shares of Common and Special Common stock were exercisable.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The table that follows summarizes the Common and Special Common Stock option transactions for the three years ended December 31, 1999:

                                                              Weighted
                                                              Average
                              Number       Option Price       Exercise
                            of Shares      Per Share          Price
Options outstanding at
 December 31, 1996          628,800     $ 2.875 - $15.69       $10.93
 Granted                    435,600      19.50  -  27.00        22.98
 Exercised                  (71,953)      2.875 -  15.69         6.66
 Canceled                    (6,667)               22.69        22.69
                           --------
 Options outstanding at
 December 31, 1997          985,780     $ 2.875 - $27.00       $16.48
 Granted                    382,300      22.938 -  31.875       23.23
 Exercised                 (350,934)      2.875 -  22.690       10.63
 Canceled                   (10,000)               22.690       22.69
                           --------
Options outstanding at
 December 31, 1998        1,007,146     $ 2.875 - $31.875      $21.03
 Granted                    584,300       24.75 -  33.063       28.22
 Exercised                  (69,833)      2.875 -  22.938       13.63
 Canceled                   (20,000)     20.750 -  30.375       25.05
                          ----------
Options outstanding at
 December 31, 1999         1,501,613    $  8.75 -  33.063      $24.11
                           =========

3,747 options have an exercise price of $8.75 and a weighted average remaining contractual life of 4 years. All of these options are exercisable. 173,849 options, all of which are exercisable, have an exercise price of $14.75 and a remaining contractual life of 6 years. 919,117 options, 709,847 of which are exercisable, have exercise prices between $19.50 and $27.00 with a weighted average exercise price of $23.43 and a remaining contractual life of 8 years. The remaining 404,900 options, 186,316 of which are exercisable, have exercise prices between $29.563 and $33.063, with a weighted average exercise price of $29.814 and a remaining contractual life of 9 years.

The Company accounts for stock option plans under APB Opinion No. 25, under which no compensation cost has been recognized since options are granted with exercise prices equal to the fair market value of the Common Stock at the date of grant. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's earnings from continuing operations and diluted earnings per share from continuing operations would have been approximately $44,800,000 and $3.74 for 1999, approximately $31,700,000 and $2.86 for 1998 and approximately $24,100,000 and $2.45 for 1997, respectively, and net earnings and

NORTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

diluted net earnings per share would have been approximately $44,800,000 and $3.74 for 1999, approximately $32,700,000 and $2.95 for 1998 and approximately $19,000,000 and $1.92 for 1997, respectively.

The weighted average grant date fair value of options granted was $11.60, $9.40 and $9.82 in 1999, 1998 and 1997, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used:

                                   1999            1998            1997
                                   ----            ----            ----

Risk-free interest rate          Between          Between         Between
                             4.91% and 6.31%  4.50% and 5.66%  5.75% and 6.73%
Expected life                   5 years         5 years           5 years
Expected volatility               36%             37%               37%
Expected dividend yeild            0%              0%                0%

The Company's Board of Directors has authorized a program to purchase up to 500,000 shares of the Company's Common and Special Common Stock in open market or negotiated transactions, subject to market conditions, cash availability and provisions of the Company's outstanding debt instruments. As of February 25, 2000, the Company had purchased approximately 377,300 shares of its Common and Special Common Stock for approximately $10,800,000 under this program and accounted for such share purchases as treasury stock.

7.PENSION, PROFIT SHARING AND OTHER POST RETIREMENT BENEFITS

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

Pension and profit sharing expense charged to operations aggregated approximately $12,400,000 in 1999, approximately $9,800,000 in 1998 and approximately $6,624,000 in 1997. The Company's policy is to fund currently the actuarially determined annual contribution of its various qualified defined benefit plans.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The table that follows provides a reconciliation of benefit obligations, plan assets and funded status of the plans in the Company's consolidated balance sheet at December 31, 1999 and 1998:

                                                 Pension Benefits
                                                  1999      1998
                                                  ----      ----
                                              (Amounts in thousands)
Change in benefit obligation:
  Benefit obligation at October 1,              $154,850  $ 56,884
  Service cost                                     2,289     2,329
  Interest cost                                   10,377     5,594
  Amendments                                         755       851
  Curtailment gains                               (8,976)      ---
  Actuarial loss excluding assumption changes     13,482     4,828
  Actuarial (gain) loss due to assumption
     changes                                     (13,254)    7,593
  Obligations from an acquisition                    ---    81,822
  Benefits and expenses paid                      (9,848)   (5,051)
                                                --------  --------
  Benefit obligation at September 30,           $149,675  $154,850
                                                ========  ========
Change in plan assets:
  Fair value of plan assets at October 1,       $114,336  $ 56,842
  Actual return on plan assets                    15,643    (2,980)
  Plan assets from an acquisition                    ---    63,118
  Employer contribution                            1,761     2,407
  Benefits and expenses paid                      (9,848)   (5,051)
                                                --------  --------
 Fair value of plan assets at September 30,     $121,892  $114,336
                                                ========  ========

NORTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
                                                 Pension Benefits
                                                  1999      1998
                                                  ----      ----
                                              (Amounts in thousands)
 Funded status and statement of financial
   position:
   Fair value of plan assets at September 30,   $121,892  $114,336
   Benefit obligation at September 30,          (149,675) (154,850)
   Funded status                                 (27,783)  (40,514)
   Amount contributed during fourth quarter          513       335
   Unrecognized actuarial loss                     5,467    15,896
   Unrecognized prior service cost                 7,163     7,224
                                                --------  --------
   Accrued benefit cost                         $(14,640) $(17,059)
                                                ========  =========
   Amount recognized in the statement of
     financial position consists of:
   (a) Prepaid benefit cost                     $  7,296  $  6,130
   (b) Accrued benefit liability                 (33,503)  (38,111)
   (c) Intangible asset                            6,021     6,907
   (d) Accumulated other comprehensive loss        5,546     8,015
                                                --------  --------
   Accrued benefit cost                         $(14,640) $(17,059)
                                               ========  =========

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $106,127,000, $97,972,000 and $67,220,000, respectively,  as of  December  31,  1999  and  $109,588,000,  $102,880,000  and
$66,365,000, respectively, as of December 31, 1998.

Plan assets include commingled funds, marketable securities, insurance contracts and cash and short-term investments. Also at December 31, 1999, the Company has recorded as long-term restricted investments and marketable securities in other assets, in the accompanying consolidated balance sheet, approximately $15,700,000 which has been contributed to a trust and is available to fund obligations included in the table above relating to supplemental retirement plans.

The weighted average rate assumptions used in determining pension costs and the projected benefit obligation are as follows:

                            Years ended December 31,

                                      1999     1998    1997
                                      ----     ----    ----

   Discount rate                        7.50%   6.75%   7.50%
   Expected return on plan assets       8.50    8.50    8.50
   Rate of compensation increase        5.00    4.50    5.00

NORTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company's net periodic benefit cost for its defined benefit plans for 1999, 1998, and 1997 consist of the following components:

                                         Years ended December 31,
                                         1999     1998     1997
                                         ----     ----     ----
                                          (Amounts in thousands)

   Service cost                        $ 2,289  $2,329   $  597
   Interest cost                        10,377   5,594    2,979
   Expected return on plan assets       (9,713) (5,135)  (2,819)
   Amortization of prior service cost      816     217      636
   Recognized actuarial loss               939     311       93
                                       -------  ------   ------
   Net periodic benefit cost            $4,708  $3,316   $1,486
                                        ======  ======   ======

The table that follows provides a reconciliation of the benefit obligations, plan assets and funded status of the Post Retirement Health Benefit Plan in the Company's consolidated balance sheet at December 31, 1999 and 1998:

                                                            Non-pension
                                                          Post Retirement
                                                          Health Benefits
                                                           1999      1998
                                                           ----      ----
                                                       (Amounts in thousands)
Change in benefit obligation:
  Benefit obligation at October 1,                      $29,561   $   ---
  Obligations from an acquisition                           ---    29,022
  Service cost                                              226       155
  Interest cost                                           1,189       800
  Curtailment gain                                      (13,344)      ---
  Actuarial loss (gain) excluding assumption changes        734     (384)
  Actuarial loss due to assumption changes                  199      ---
  Benefits and expenses paid                             (1,753)     (32)
  Benefit obligation at September 30,                   $16,812  $29,561

Change in plan assets:
  Fair value of plan assets at October 1,               $   ---  $   ---
  Employer contribution                                   1,753       32
  Benefits and expenses paid                             (1,753)     (32)
                                                        -------  -------
  Fair value of plan assets at September 30,            $   ---  $   ---
                                                        =======  =======

Funded status and statement of financial
  position:
  Fair value of plan assets at September 30,            $   ---  $    ---
  Benefit obligation at September 30,                   (16,812)  (29,561)
                                                        -------  --------
  Funded status                                         (16,812)  (29,561)
  Amount contributed during fourth quarter                  466       339
  Unrecognized actuarial loss (gain)                        548      (384)
                                                        -------  --------
  Accrued benefit cost                                 $(15,798) $(29,606)
                                                       ========  ========

NORTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company's net periodic benefit cost for its Post Retirement Health Benefit Plan for 1999 and 1998 consists of the following components:

                                                        Years ended
                                                        December 31,
                                                      1999       1998
                                                      ----       ----
                                                  (Amounts in  thousands)

Service Cost                                        $  226      $155
Interest Cost                                        1,189       800
                                                    ------      ----
Net periodic post retirement
  health  benefit cost                              $1,415      $955
                                                    ======      ====

For purposes of calculating the post retirement health benefit cost, a medical inflation rate of 8% was assumed for 1999. The rate was assumed to decrease gradually to an ultimate rate of 5% by 2005.

Assumed health care cost trend rates have a significant effect on the amounts reported for the post retirement health benefit plan. A one-percentage-point change in assumed health care cost trend rate would have the following effect:

                               Decrease Trend 1%         Increase Trend 1%
                               -----------------         -----------------
                                          (Amounts in thousands)

Effect on the total service
  and interest cost components        $  (154)               $  188
Effect on the post retirement
  benefit obligation                  $(1,888)               $2,256

8.  COMMITMENTS AND CONTINGENCIES

The Company provides accruals for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

At December 31, 1999, the Company and its subsidiaries are obligated under lease agreements for the rental of certain real estate and machinery and equipment used in its operations. Minimum annual rental expense aggregates approximately $90,924,000 at December 31, 1999. The obligations are payable as follows:

            2000......................... $13,444,000
            2001.........................  10,648,000
            2002.........................   8,553,000
            2003.........................   7,264,000
            2004 ........................   6,346,000
            Thereafter...................  44,669,000

Certain of these lease agreements provide for increased payments based on changes in the consumer price index. Rental expense charged to operations in the accompanying consolidated statement of operations was approximately $14,800,000, $15,000,000 and $8,700,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Under certain of these lease agreements, the Company or its subsidiaries are also obligated to pay insurance and taxes.

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

The Company has recorded liabilities of approximately $11,048,000 at December 31, 1999 for the estimated costs to resolve these outstanding matters. The
Company has also recorded receivables at December 31, 1999 of approximately $9,803,000 for the estimated recoveries which are deemed probable of collection related to insurance litigation matters discussed above.

While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, the Company believes that the aggregate amount of such liabilities, if any, in excess of amounts provided, will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

9. DISCONTINUED OPERATIONS

In the fourth quarter of 1997, the Company adopted a plan of disposition for its plumbing products business which was sold on July 10, 1998 for approximately $33,700,000 in cash. The following is a summary of the results of discontinued operations for the two years ended December 31, 1998:

                                              Years Ended December 31,
                                                    1998        1997
                                                    ----        ----
                                               (Amounts in thousands)

Net sales                                        $50,110     $104,467
                                                 =======     ========
Loss before income taxes                        $(3,800)    $ (5,700)
Income tax benefit                                5,000        2,100
                                                -------     --------
Earnings (loss) from discontinued
  operations                                      1,200       (3,600)
Reserve for future operating expenses,
  net of income tax benefit of
  $900,000                                          ---       (1,600)
                                                -------     --------
Earnings (loss) from discontinued
  operations                                    $ 1,200     $ (5,200)
                                                 =======     ========

NORTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Loss from discontinued operations before income taxes includes an allocation of corporate interest expense of approximately $1,000,000 and $1,900,000 in 1998 and 1997, respectively. Corporate interest was allocated to discontinued operations based on the ratio of net assets of the discontinued operation to the sum of the total consolidated net assets of the Company plus consolidated debt of the Company other than debt of the discontinued operation assumed by the buyer and debt that is directly attributed to other operations of the Company.

The income tax benefit in 1998 includes approximately $800,000 recorded as a result of the realization of a portion of the tax capital loss arising from the sale of the plumbing products business.

10.OPERATING SEGMENT INFORMATION AND CONCENTRATION OF CREDIT RISK

The Company is a diversified manufacturer of residential and commercial building products, which is organized within three principal operating segments: the Residential Building Products Segment; the Air Conditioning and Heating Products Segment; and the Windows, Doors and Siding Products Segment. Individual subsidiary companies are included in each of the Company's three principal operating segments based on the similarity of products, production processes, customers and expected long-term financial performance to other subsidiary companies included in the particular operating segment. In the tables below, Other includes corporate related items, results of insignificant operations, intersegment eliminations and certain income and expense items not allocated to reportable segments. The operating results labeled Businesses Sold consist of entities sold during 1998.

The Residential Building Products Segment manufactures and distributes built-in products primarily for the residential new construction, do-it-yourself (DIY) and professional remodeling and renovation markets. The principal products sold by the Segment include, kitchen range hoods, exhaust fans (such as bath fans and fan, heater and light combination units) indoor air quality products, bath cabinets, radio intercoms and central vacuum systems. The Air Conditioning and Heating Products Segment principally manufactures and sells heating, ventilating and air conditioning ("HVAC") systems for custom-designed commercial applications and for manufactured and site-built residential housing. The Windows, Doors and Siding Products Segment principally manufactures and distributes vinyl, wood and composite windows, vinyl, wood, steel and composite patio and entry doors, vinyl siding, soffit, skirting and accessories, aluminum trim coil, siding, columns and accessories, soffit, skirting, shutters, sun

NORTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)


rooms and vinyl fencing, railings and decking for use in the residential construction, DIY and professional renovation markets.

The Windows, Doors and Siding Products Segment was purchased in connection with the acquisition of Ply Gem on August 26, 1997 and, accordingly, information presented below excludes results of operations for this Segment for periods prior to the acquisition date.

The accounting  policies of the segments are the same as those described in Note
1. Summary of Significant Accounting Policies. The Company evaluates segment performance based on operating earnings before allocations of corporate overhead costs. Intersegment net sales are not material for any of the periods presented.

Intersegment eliminations were not material for any of the periods presented. The income statement impact of all purchase accounting adjustments, including goodwill and intangible assets amortization, is reflected in the operating earnings of the applicable operating segment; however, the corresponding purchase accounting balance sheet adjustments related to goodwill and intangible assets are not allocated to the individual operating segments. Unallocated assets consist primarily of cash and cash equivalents, marketable securities, net assets of discontinued operations (in 1997), prepaid and deferred income taxes, goodwill, intangible assets, deferred debt expense and long term restricted investments and marketable securities.

The tables that follow exclude the results of operations for the plumbing products business which was sold in 1998 and was accounted for as a discontinued operation.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Summarized financial information for the Company's reportable segments is presented in the tables that follow for each of the three years in the period ended December 31, 1999.

                                           Years ended December 31,
                                         1999          1998        1997
                                         ----          ----        ----
                                           (Amounts in thousands)
Net Sales:
Residential Building Products       $  637,815    $  475,029  $  381,750
Air Conditioning and Heating
 Products                              540,575       465,164     419,368
Windows, Doors and Siding Products     738,398       536,781     189,027
Other                                   76,032        69,322      21,322
                                    ----------    ----------  ----------
                                    $1,992,820     1,546,296   1,011,467
Businesses sold                            ---       192,047     122,662
                                    ----------    ----------  ----------
  Consolidated net sales            $1,992,820    $1,738,343  $1,134,129
                                    ==========    ==========  ==========

Operating Earnings (Loss):
Residential Building Products         $ 94,704      $ 53,674     $40,287
Air Conditioning and Heating
 Products                               66,958        55,729      41,267
Windows, Doors and Siding Products      37,207        31,492       8,991
Other, net                             (20,351)      (14,157)    (14,428)
                                      --------      --------     -------
                                       178,518       126,738      76,117
Businesses sold                            ---         6,390       6,864
                                      --------      --------     -------
  Consolidated operating earnings      178,518       133,128      82,981
Unallocated:
Gain on Businesses sold                    ---         4,000         ---
Interest expense                       (96,490)      (86,298)    (50,210)
Investment income                        7,972        10,470       9,929
                                      --------       -------     -------
Earnings from continuing
 operations before provision
 for income taxes                     $ 90,000       $61,300     $42,700
                                      ========       =======     =======

NORTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

                                              Years ended December 31,
                                         1999          1998        1997
                                         ----          ----        ----
                                            (Amounts in thousands)

Segment Assets:
Residential Building Products         $273,371      $252,533     $172,686
Air Conditioning and Heating
 Products                              198,360       164,710      132,772
Windows, Doors and Siding
Products                               311,668       242,014      203,902
Other                                   31,639        17,029       27,546
                                    ----------    ----------   ----------
                                       815,038       676,286      536,906
Businesses sold                            ---           ---       86,205
                                    ----------    ----------   ----------
  Total segment assets                 815,038       676,286      623,111
Unallocated:
Cash, cash equivalents and
  marketable securities                126,352       223,451      168,178
Goodwill and intangible assets         722,572       672,264      386,984
Prepaid and deferred income taxes       66,824        54,163       56,822
Other assets                            78,898        63,829       69,451
                                    ----------    ----------   ----------
  Consolidated assets               $1,809,684    $1,689,993   $1,304,546
                                    ==========    ==========   ==========

                                             Years ended December 31,
                                         1999          1998        1997
                                         ----          ----        ----
                                           (Amounts in thousands)
Depreciation and
  Amortization expense:
Residential Building Products         $20,584       $14,641      $10,980
Air Conditioning and Heating
 Products                              10,625         8,920        8,412
Windows, Doors and Siding Products     22,677        15,614        5,414
Other                                   1,646         1,222          525
                                      -------       -------      -------
                                       55,532        40,397       25,331
Businesses sold                           ---         1,687        1,365
                                      -------       -------      -------
Consolidated depreciation and
  amortization expense                $55,532       $42,084      $26,696
                                      =======       =======      =======

Capital Expenditures:
Residential Building Products         $10,840       $ 8,638       $6,361
Air Conditioning and Heating
 Products                              10,814        20,665       10,724
Windows, Doors and Siding Products     18,917         9,809        3,244
Other                                   1,442           536          314
                                      -------       -------      -------
                                       42,013        39,648       20,643
Businesses sold                           ---         1,215        1,821
                                      -------       -------      -------
Consolidated capital expenditures     $42,013       $40,863      $22,464
                                      =======       =======      =======

NORTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Foreign net sales were approximately 9%, 8% and 11% of consolidated net sales for the years ended December 31, 1999, 1998 and 1997, respectively. Foreign Long Lived Assets were approximately 7%, 6% and 9% of consolidated Long Lived Assets for the years ended December 31, 1999, 1998 and 1997, respectively. Foreign net sales are attributed based on the location of the Company's subsidiary responsible for the sale. As required, Long Lived Assets exclude financial instruments and deferred income taxes.

No single customer accounts for 10% or more of consolidated net sales.

The Company operates internationally and is exposed to market risks from changes in foreign exchange rates. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different geographical regions. At December 31, 1999, the Company had no significant concentrations of credit risk.

11.NET GAIN (LOSS) ON MARKETABLE SECURITIES

At December 31, 1999 the increase in the Company's stockholders' investment for gross unrealized gains was approximately $125,000. At December 31, 1998 and 1997 the reduction in the Company's stockholders' investment for gross unrealized losses was approximately $45,000 and $110,000 respectively.

The Company has unrestricted marketable securities, of approximately $34,219,000 at December 31, 1999, consisting of certificates of deposit and bank issued money market instruments, all of which mature within one year.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)


12.  ACCRUED EXPENSES AND TAXES, NET

Accrued expenses and taxes, net, consist of the following at December 31, 1999 and 1998:

                                                  December 31,
                                                1999        1998
                                              (Amounts in thousands)

   Insurance                                   $ 31,021    $ 28,658
   Employee  compensation and benefits           47,004      48,094
   Interest                                      29,213      29,231
   Product warranty                              19,423      13,962
   Sales and marketing                           21,617      19,435
   Employee  termination and other costs          2,865       2,666
   Other, net                                    38,821      55,039
                                               --------    --------
                                                $189,964    $197,085
                                                ========    ========

The Company has recorded liabilities, in connection with acquisitions, which occurred in 1997, 1998 and 1999 related to employee terminations and other exit costs associated with management's plans to eliminate certain activities of the acquired entities. Management's plans for eliminating certain Ply Gem activities were completed in 1998 and relate principally to the elimination of Ply Gem's corporate headquarters and the consolidation of certain duplicate Ply Gem corporate functions such as accounting, legal and risk management into the Company. The finalization of management's initial plans relative to the Ply Gem acquisition resulted in decreases of approximately $2,700,000 to the initial liabilities recorded in 1997. These decreases were identified within one year of the acquisition date and, accordingly, were recorded as adjustments to the purchase price allocation for the Ply Gem acquisition. The Company has recorded liabilities of approximately $5,200,000 and $1,900,000 in the years ended December 31, 1999 and 1998, respectively, for the 1998 and 1999 acquisitions, which principally related to termination of certain employees and closing certain facilities of acquired businesses. As of December 31, 1999, plans for eliminating certain activities have been finalized for all significant acquisitions with the exception of certain severence arrangements which the Company estimates will be approximately $1,000,000 and will be finalized in the first half of 2000.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Charges to the liabilities for employee termination include payroll, payroll taxes and insurance benefits related to severance packages and were approximately $3,600,000, $5,300,000 and $1,700,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Charges to the liabilities for other exit costs relate principally to lease costs and other costs of closing facilities and legal and consulting fees that were incurred due to the implementation of the Company's exit strategies. Charges to the liabilities for other exit costs were approximately $1,400,000, $1,400,000 and $400,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

In addition, during 1999 the Company expensed in the accompanying consolidated statement of operations approximately $3,400,000 of costs related to the integration activities of NuTone into the Company's operations.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

13.SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

The tables that follow summarize unaudited quarterly financial data for the years ended December 31, 1999 and December 31, 1998:

                                        For the Quarters Ended
                              April 3      July 3     October 2   December 31
                            ----------  ----------  ----------   -----------
                                   (In thousands except per share amounts)
1999
-----
Net sales                     $406,700   $544,088     $553,493     $488,539
Gross profit                   109,784    159,117      157,479      133,311
Earnings from continuing
  operations                     3,500     19,800       20,600        5,400
Earnings per share from
  continuing operations:
  Basic                            .30       1.67         1.74          .46
  Diluted                          .29       1.64         1.70          .46

Net earnings                  $  3,500   $ 19,800     $ 20,600     $ 5,400

Net earnings per share:
  Basic                            .30       1.67         1.74         .46
  Diluted                          .29       1.64         1.70         .46

                                              For the Quarters Ended
                              April 4      July 4     October 3   December 31
                            ----------  ----------  ----------   -----------
                                   (In thousands except per share amounts)
1998
-----
Net sales                     $392,468   $449,647     $458,193    $438,035
Gross profit                    98,148    116,141      127,001     121,703
Earnings from continuing
  operations                     1,300      8,500       13,300      10,900
Earnings per share from
  continuing operations:
  Basic                            .14        .79         1.13         .93
  Diluted                          .13        .78         1.11         .92

Net earnings                  $  1,300   $  8,500     $ 13,800    $ 11,400

Net earnings per share:
  Basic                            .14        .79         1.17         .97
  Diluted                          .13        .78         1.15         .96

Report of Independent Public Accountants

To Nortek, Inc.:

We have audited the accompanying consolidated balance sheets of Nortek, Inc. (a Delaware corporation) and subsidiaries listed in Item 14(a)(1) of this form 10-K as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nortek, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

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

ARTHUR ANDERSEN LLP

/s/ARTHUR ANDERSEN LLP

Boston, Massachusetts,
March 8, 2000

NORTEK, INC. (PARENT COMPANY)
SCHEDULE I CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED BALANCE SHEET

                                                         December 31,
                                                      1999        1998
                                                    --------    --------
                                                   (Amounts in thousands)
Assets
Current Assets:
 Unrestricted
  Cash and investments at cost which
   approximates market                           $    21,681   $   60,238
  Marketable securities at cost which
   approximates market                                29,225       86,736
 Restricted
  Cash and investments at cost which
   approximates market                                 8,303       10,801
  Marketable securities at cost which
   approximates market                                 1,107        2,796

 Notes and accounts receivable, net                    2,674        3,435
 Prepaid expenses and other current assets               491          197
 Prepaid income taxes                                  5,700        6,200
                                                  ----------   ----------
      Total Current Assets                            69,181      170,403
                                                  ----------   ----------

 Property and equipment, at cost                       1,515        1,708
 Less--accumulated depreciation                        1,179        1,350
                                                  ----------   ----------
      Total property and equipment, net                  336          358
                                                  ----------   ----------
Investments and Other Assets:
 Net intercompany balance and investment
  in subsidiaries                                  1,083,695      955,987
 Deferred debt expense, net                           21,184       23,843
 Restricted investments and marketable securities     15,236          ---
 Other                                                32,801       25,787
                                                  ----------   ----------
                                                   1,152,916    1,005,617
                                                  ----------   ----------
                                                  $1,222,433   $1,176,378
                                                  ==========   ==========

The accompanying notes are an integral part of these financial statements.

NORTEK, INC. (PARENT COMPANY)
SCHEDULE I CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED BALANCE SHEET
(Continued)
                                                         December 31,
                                                      1999        1998
                                                    --------    --------
                                                   (Amounts in thousands)
Liabilities and Stockholders' Investment
Current Liabilities:
  Accounts payable                                $    1,041  $    1,340
  Accrued expenses and taxes                          34,830      45,319
                                                  ----------  ----------
     Total current liabilities                        35,871      46,659
                                                  ----------  ----------
Other Liabilities:
  Deferred income taxes                                5,200       3,500
  Other                                               17,414      13,735
                                                  ----------  ----------
                                                      22,614      17,235
                                                  ----------  ----------
Senior notes                                         691,397     691,087
                                                  ----------  ----------
Senior subordinated notes                            203,946     203,787
                                                  ----------  ----------
Other long-term debt                                   8,788         ---
                                                  ----------  ----------
Commitments and Contingencies (Note 2)

Stockholders' Investment:
  Preference stock, $1 per value; authorized
   7,000,000 shares, none issued                         ---         ---
  Common Stock, $1 par value; authorized
   40,000,000 shares, 18,738,292 and 18,427,595
   shares issued                                      18,738      18,428
  Special common stock, $1 par value; authorized
   5,000,000 shares, 840,436 and 854,935 shares
   issued                                                841         855
  Additional paid-in capital                         208,755     201,626
  Retained earnings                                  143,266      93,966
  Accumulated other comprehensive loss               (11,822)    (11,596)
  Less--treasury common stock at cost,
      7,793,217 and 7,290,335 shares                 (97,894)    (83,711)
    --treasury special common stock at cost,
      290,054 and 286,009 shares                      (2,067)     (1,958)
                                                  ----------- ----------
     Total Stockholders' Investment                  259,817     217,610
                                                  ----------  ----------
                                                  $1,222,433  $1,176,378
                                                  ==========  ==========

The accompanying notes are an integral part of these financial statements.

NORTEK, INC. (PARENT COMPANY)
SCHEDULE I CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENT OF OPERATIONS

                                            For the Years Ended December 31,
                                           ---------------------------------
                                              1999       1998      1997
                                              ----       ----      ----
                                        (In thousands except per share amounts)
Revenues:

Charges and allocations to subsidiaries    $  73,307    $75,208    $34,498
Gain on sale of businesses                       ---      4,000        ---
Investment income                              5,441      8,777      9,273
Other income                                     508        556        518
                                            --------    -------    -------
  Total revenues                              79,256     88,541     44,289
                                            --------    -------    -------
Expenses:
Selling, general and administrative
  expense                                     21,885     15,030     13,605
Interest expense                              87,326     75,922     43,921
Other expense                                  1,149        679        784
                                            --------    -------    -------
  Total expenses                             110,360     91,631     58,310
                                            --------    -------    -------
Loss from continuing
 operations, before equity in
 subsidiaries' earnings                      (31,104)    (3,090)   (14,021)
Equity in subsidiaries earnings
 before provision for income taxes           121,104     64,390     56,721
                                             -------    -------    -------
Earnings from continuing operations
 before provision for income taxes            90,000     61,300     42,700
Provision for income taxes                    40,700     27,300     16,300
                                            --------    -------    -------
Earnings from continuing operations
 before extraordinary loss                    49,300     34,000     26,400
Earnings (loss) from discontinued
 operations                                      ---      1,200     (5,200)
Extraordinary loss  from debt
 retirements                                     ---       (200)       ---
                                            --------    -------    -------
  Net earnings                              $ 49,300    $35,000    $21,200
                                            ========    =======    =======
Earnings (loss) per share:
Earnings per share from continuing
 operations:
 Basic                                          $4.19      $3.11    $ 2.75
 Diluted                                        $4.11      $3.06    $ 2.68
Earnings (loss) from discontinued
 operations:
 Basic                                          $---       $ .11    $(0.54)
 Diluted                                        $---       $ .11    $(0.53)
Extraordinary loss from debt
retirements:
 Basic                                          $---       $(.02)    $---
 Diluted                                        $---       $(.02)    $---
Net earnings:
 Basic                                          $4.19      $3.20    $ 2.21
 Diluted                                        $4.11      $3.15    $ 2.15
Weighted average number of shares:
 Basic                                         11,763     10,923     9,605
 Diluted                                       11,982     11,113     9,855

The accompanying notes are an integral part of these financial statements.

NORTEK, INC. (PARENT COMPANY)
SCHEDULE I CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENT OF CASH FLOWS

                                              For the Years Ended December 31,
                                             --------------------------------
                                                1999      1998       1997
                                                ----      ----       ----
                                                  (Amounts in thousands)

Cash flows from operating activities:
Earnings from continuing operations          $49,300   $ 34,000 $ 26,400
Net earnings (loss) from discontinued
 operations                                      ---      1,200   (5,200)
Extraordinary loss from debt retirements         ---       (200)     ---
                                             -------  ---------- --------
 Net earnings                                 49,300     35,000   21,200
                                             -------   -------- --------
Adjustments to reconcile net earnings
 to cash:
Depreciation and amortization expense            446        117      139
Non-cash interest expense, net                 3,253      2,856    1,421
Gain on sale of Businesses sold                  ---     (4,000)     ---
Loss on discontinued operations                  ---      3,800    2,500
Loss on debt retirement                          ---        300      ---
Equity in subsidiaries' earnings
 Before provision for income taxes          (121,104)   (64,390) (56,721)
Charges and allocations to subsidiaries      (73,307)   (75,208) (34,498)
Net transfers from subsidiaries,
 principally cash                            112,916     97,905   57,034
Net gain on sale of investments and
 marketable securities                           ---        ---     (200)
Deferred federal income tax provision         17,100     15,100    4,000
Deferred federal income tax benefit
 on discontinued operations                      ---     (3,200)  (1,000)

Changes in certain assets and liabilities
 net of effects from acquisitions and
 dispositions:
Notes and accounts receivable and other
 current assets                               (3,080)    (2,672)    (994)
Other assets                                  (1,844)    (1,034)  (2,877)
Net assets of discontinued operations            ---     (7,426)   4,934
Accrued expenses and taxes                   (11,787)    13,558    4,491
Long-term liabilities                            691     (1,243)   4,832
Other, net                                       317        948      277
                                            --------   -------- --------
Total adjustments to net earnings            (76,399)   (24,589) (16,662)
                                            ---------  -------- --------
Net cash (used in) provided by
 operating activities                       $(27,099)  $ 10,411 $  4,538
                                            ---------  -------- --------

NORTEK, INC. (PARENT COMPANY)
SCHEDULE I CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENT OF CASH FLOWS (Continued)

                                             For the Years Ended December 31,
                                             --------------------------------
                                                 1999      1998     1997
                                                 ----      ----     ----
Cash flows from investing activities:
Capital expenditures                            (135)      (65)      (70)
Purchases of investments and marketable
 securities                                  (84,596) (124,986) (283,918)
Proceeds from the sale of investments and
 marketable securities                       142,794    75,255   297,133
Proceeds either received directly or from
 subsidiaries relating to Businesses sold
 or discontinued                                 ---    61,162       ---
Cash contributed to subsidiaries for
 businesses acquired                         (44,737) (294,040) (407,419)
Change in restricted cash, investments and
 marketable securities                        (8,115)   (7,234)     (828)
Other, net                                    (2,802)      (56)   (4,188)
                                            --------  --------  --------
Net cash provided by (used in) investing
 activities                                    2,409  (289,964) (399,290)
                                            --------  --------  --------
Cash flows from financing activities:
Sale of Notes, net                               ---   203,492   466,214
Purchase of Notes                                ---   (13,678)      ---
Sale of Nortek Common Stock                      ---    64,190       ---
Purchase of Nortek Common and Special
 Common Stock                                (14,524)   (7,668)  (10,177)
Other, net                                       657     1,811       385
                                            --------  --------  --------
Net cash (used in) provided by financing
 activities                                  (13,867)  248,147   456,422
                                            --------  --------  --------
Net (decrease) increase in unrestricted
 cash and investments                        (38,557   (31,406)   61,670
Unrestricted cash and investments at the
 beginning of the year                        60,238    91,644    29,974
                                            --------  --------  --------
Unrestricted cash and investments at the
 end of the year                            $ 21,681  $ 60,238  $ 91,644
                                            ========  ========  ========
Interest paid on indebtedness               $ 83,947  $ 65,599  $ 29,581
                                            ========  ========  ========
Net income taxes paid, including those
 paid by subsidiaries                       $ 25,500  $  4,568  $  7,977
                                            ========  ========  ========

The accompanying notes are an integral part of these financial statements.

NORTEK, INC. (PARENT COMPANY)
SCHEDULE I CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. The accompanying condensed financial statements of Nortek, Inc. ("the Registrant") have been prepared in accordance with the reduced disclosure requirements permitted by form 10-K, Part IV, Item 14, Schedule I - Condensed Financial Information of the Registrant. The consolidated financial statements and related notes of Nortek, Inc. and Subsidiaries, are included elsewhere herein in this form 10-K (Part II, Item 8)and are incorporated herein by reference. Certain 1998 and 1997 amounts have been reclassified to conform to the 1999 presentation.

2. Descriptions of material contingencies, significant provisions of long-term debt obligations and commitments of the Registrant are included in Notes 5 and 8 of the Notes to the Nortek, Inc. and Subsidiaries Consolidated Financial Statements, which are incorporated herein by reference. The following is a summary of maturities of long-term debt of the Registrant's debt obligations, excluding unamortized discount, at December 31, 1999:

                       (Amounts in thousands)
                    2000                  $    ---
                    2001                     5,000
                    2002                       ---
                    2003                       ---
                    2004                   208,610
               Thereafter                  695,000

3. The Registrant's net investment in subsidiaries is net of the cumulative amount of intercompany cash transfers and other transactions.

4. Included in the Registrant's condensed statement of cash flows for the years ended December 31, 1999 and 1997 (in net transfers from subsidiaries, principally cash) are dividends (declared by subsidiaries' Board of Directors) from subsidiaries of $250,000,000 and $70,000,000, respectively.There were no dividends declared in 1998.

5. Certain of the Registrant's subsidiaries have entered into financing agreements which contain various restrictive covenants that place limitations on the amount of distributions and advances to the Registrant. At December 31, 1999, approximately $397,693,000 (of which approximately $300,555,000 is goodwill) of subsidiary net assets, principally Ply Gem and its subsidiaries, were restricted and approximately $94,477,000 principal amount of subsidiary indebtedness was outstanding under these financing agreements.

NORTEK, INC. AND SUBSIDIARIE
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

                                   Balance                Charged
                                     at                   to Cost      Charged      Deduction      Balance
                                  Beginning     Acqui-     and         to Other        from         at End
        Classification             of Year     sitions    Expense      Accounts      Reserves      of Year
For the year ended
   December 31, 1997:
 Allowance for doubtful
  accounts and sales allowances   $ 3,656      $7,434     $2,303       $   171 (c)  $ (2,517)(a)   $11,047

For the year ended
   December 31, 1998:
 Allowance for doubtful
  accounts and sales allowances    $11,047     $2,172     $8,711       $(1,434)(b)  $(10,138)(a)   $10,657
                                                                       $   299 (c)
For the year ended
December 31, 1999:
 Allowance for doubtful
  accounts and sales allowances    $10,657     $2,995     $2,911       $   318 (c)  $(3,862)(a)    $13,019




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

3.3  By-laws of Nortek,  Inc. (as amended  through  September 19, 1996) (Exhibit
     3.3 to Form 10-Q filed November 5, 1996, File No. 1-6112).

3.4 Amendment to By-laws of Nortek, Inc. (Exhibit 3.1 to Form 8-K filed April 23, 1999, File No. 1-6112).

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

**10.6  Amendment  No. 2 dated June 30,  1998 to  Employment  Agreement  between
     Richard L. Bready and the Company  dated as of February  26, 1997  (Exhibit
     10.1 to Form 10-Q/A filed December 1, 1998, File No. 1-6112).

**10.7 Deferred  Compensation  Agreement  dated March 7, 1983 between Richard L.
     Bready and the Company (Exhibit 10.4 to Registration Statement No. 33-69778 filed February 9, 1994).

**10.8 Deferred Compensation Agreement dated March 7, 1983 between Almon C. Hall and the Company (Exhibit 10.5 to Registration Statement No. 33-69778 filed February 9, 1994).

**10.9 Deferred  Compensation  Agreement  dated March 7, 1983 between Richard J.
     Harris and the Company (Exhibit 10.6 to Registration Statement No. 33-69778 filed February 9, 1994).

**10.10 1984 Stock Option Plan, as amended through May 27, 1987 (Exhibit 28.2 to
     Registration Statement No. 33-22527 filed June 15, 1988).

**10.11 Change in  Control  Severance  Benefit  Plan for Key  Employees  adopted
     February 10, 1986, and form of agreement with employees (Exhibit 10.19 to Form 10-K filed March 31, 1986, File No. 1-6112).

**10.12 Change in Control Severance Benefit Plan for Key Employees as Amended and Restated June 12, 1997, and form of agreement with employees (Exhibit
     10.1 to Form 10-Q filed August 8, 1997, file No. 1-6112).

**10.13 1987 Stock  Option Plan  (Exhibit  28.3 to  Registration  Statement  No.
     33-22527 filed June 15, 1988).

**10.14 1997 Equity and Cash Incentive Plan (Exhibit 10.1 to Form 10-Q filed May
     12, 1997, File No. 1-6112).

**10.15 1997 Stock Option Plan for  Directors  (Exhibit  10.2 to Form 10-Q filed
     May 12, 1997, File No. 1-6112).

**10.16 1998 Equity and Cash  Incentive  Plan  (Exhibit  10.1 to Form 10-Q filed
     August 18, 1998, File No. 1-6112).

**10.17  1999  Equity  and  Cash   Incentive  Plan  (Exhibit  4.1  to
         Registration Statement No. 333-76345 filed May 28, 1999).

**10.18 Nortek, Inc.  Supplemental  Executive Retirement Plan dated July 1, 1997
     (Exhibit 10.3 to Form 10-Q filed August 8, 1997, File No. 1-6112).

**10.19  First  Amendment  dated  July 1,  1997  to  Nortek,  Inc.  Supplemental
     Executive Retirement Plan dated July 1, 1997 (Exhibit 10.4 to Form 10-Q filed August 8, 1997, File No. 1-6112).

**10.20 Form of Indemnification Agreement between the Company and its directors and certain officers (Appendix C to Proxy Statement dated March 23, 1987 for Annual Meeting of Nortek Stockholders, File No. 1-6112).

* **10.21 1999 Equity Performance Plan approved July 1, 1999.

  10.22 Second Amended and Restated Credit Agreement, dated as of August 26, 1997 and restated as of December 30, 1998, among Ply Gem Industries, Inc., Fleet National Bank, as Agent, and the banks signatory thereto (Exhibit 10.19 to Form 10-K filed March 30, 1999, File No. 1-6112).

 *10.23 First Amendment dated as of April 22, 1999 to Second Amended & Restated Credit Agreement dated as of August 26, 1997 and restated as of December 30, 1998 among Ply Gem Industries, Inc., Fleet National Bank, as Agent, and the banks signatory thereto.

 *10.24 Second Amendment dated as of September 9, 1999 to Second Amended & Restated Credit Agreement dated as of August 26, 1997 and restated as of December 30, 1998, among Ply Gem Industries, Inc., Fleet National Bank, as Agent, and the banks signatory thereto.

 *21.1   List of subsidiaries.

 *23.1   Consent of Independent Public Accountants.

 *27.1   Financial Data Schedule.