Form 10-Q
period 2000-04-01
NORTEK INC
filed 2000-05-16
CIK 72423

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended April 1, 2000
                                 OR

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

Yes     X    No

The number of shares of Common Stock outstanding as of April 28, 2000 was 10,823,649. The number of shares of Special Common Stock outstanding as of April 28, 2000 was 549,326.

                    NORTEK, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET
                    (Dollar amounts in thousands)

                                          April 1,    Dec. 31,
                                            2000        1999
                                            ----        ----
                                        (Unaudited)

Assets
Current Assets:
Unrestricted
  Cash and cash equivalents              $   66,843  $   80,893
  Marketable securities available for
    sale                                      4,000      34,219
Restricted
  Cash, investments and marketable
    securities at cost, which
    approximates market                      10,933      11,240
Accounts receivable, less allowances
  of $12,067 and $13,019                    271,246     243,763
Inventories
  Raw materials                              97,117      89,581
  Work in process                            20,323      20,844
  Finished goods                            133,889     102,253
                                         ----------  ----------
                                            251,329     212,678
                                         ----------  ----------
Prepaid expenses                             18,274      11,864
Other current assets                         12,724      16,787
Prepaid income taxes                         66,500      66,824
                                          ----------  ----------
      Total current assets                  701,849     678,268
                                          ----------  ----------

Property and Equipment, at Cost:
Land                                         17,043      16,270
Buildings and improvements                  125,680     127,736
Machinery and equipment                     353,541     348,445
                                         ----------  ----------
                                            496,264     492,451
Less accumulated depreciation               171,513     163,834
                                         ----------  ----------
      Total property and equipment, net     324,751     328,617
                                         ----------  ----------
Other Assets:
Goodwill, less accumulated amortization
  of $60,952 and $56,942                    584,152     589,532
Intangible assets, less accumulated
  amortization of $17,495 and $15,956       133,386     133,040
Deferred debt expense                        21,240      22,068
Restricted investments and marketable
  securities                                 16,258      15,677
Other                                        43,233      42,482
                                         ----------  ----------
                                            798,269     802,799
                                         ----------  ----------
                                         $1,824,869  $1,809,684
                                         ==========  ==========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    NORTEK, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET
                             (Continued)
                    (Dollar amounts in thousands)

                                          April 1,    Dec. 31,
                                            2000        1999
                                         ---------   ---------
                                        (Unaudited)

Liabilities and Stockholders' Investment
Current Liabilities:
Notes payable and other short-term
  obligations                            $    9,116  $    8,476
Current maturities of long-term debt          5,614       5,564
Accounts payable                            193,323     149,772
Accrued expenses and taxes, net             159,643     189,964
                                         ----------  ----------
      Total current liabilities             367,696     353,776
                                         ----------  ----------

Other Liabilities

Deferred income taxes                        73,703      73,499
Other                                        99,703      98,976
                                         ----------  ----------
                                            173,406     172,475
                                         ----------  ----------
Notes, Mortgage Notes and Obligations
  Payable, Less Current Maturities        1,022,138   1,023,616

Stockholders' Investment:
Preference stock, $1 par value;
authorized 7,000,000 shares, none issued        ---         ---
Common stock, $1 par value; authorized
  40,000,000 shares; 18,740,517 and
  18,738,292 shares issued                   18,740      18,738
Special common stock, $1 par value;
  authorized 5,000,000 shares; 839,711
  and 840,436 shares issued                     840         841
Additional paid-in capital                  208,808     208,755
Retained earnings                           147,266     143,266
Accumulated other comprehensive loss        (13,027)    (11,822)
Less --treasury common stock at cost,
       7,844,217 and 7,793,217 shares       (98,931)    (97,894)
     --treasury special common stock
       at cost, 290,067 and
       290,054 shares                        (2,067)     (2,067)
                                         ----------  ----------
      Total stockholders' investment        261,629     259,817
                                         ----------  ----------
                                         $1,824,869  $1,809,684
                                         ==========  ==========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    NORTEK, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                               For The
                                         Three Months Ended
                                        April 1,     April 3,
                                          2000         1999
                                       ---------   ----------
                             (In thousands except per share amounts)
                                            (Unaudited)

Net Sales                              $491,507     $406,700
                                       --------     --------

Costs and Expenses:
  Cost of products sold                 358,218      296,916
  Selling, general and administrative
    expense                              97,737       77,383
  Amortization of goodwill and
    intangible assets                     5,752        4,784
                                       --------     --------
                                        461,707      379,083
                                       --------     --------
Operating earnings                       29,800       27,617
Interest expense                        (24,310)     (23,966)
Investment income                         1,910        2,849
                                       --------     --------
Earnings before provision for income
  taxes                                   7,400        6,500
Provision for income taxes                3,400        3,000
                                       --------     --------
Net Earnings                           $  4,000     $  3,500
                                       ========     ========

Net Earnings per share of common
stock:
  Basic                                 $   .35      $   .30
                                        =======      =======
  Diluted                               $   .35      $   .29
                                        =======      =======
Weighted Average Number of Shares:
  Basic                                  11,484       11,747
                                       ========     ========
  Diluted                                11,549       11,925
                                       ========     ========




The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    NORTEK, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                For the
                                           Three Months Ended
                                          April 1,    April 3,
                                            2000        1999
                                          --------    --------
                                         (Amounts in thousands)
                                              (Unaudited)

Cash Flows from operating activities:
Net earnings                              $  4,000    $  3,500
                                          --------    --------
Adjustments to reconcile net earnings
  to cash:
Depreciation and amortization expense       15,555      13,041
Non-cash interest expense                      985         835
Changes in certain assets and
  liabilities,  net of effects from
  acquisitions and dispositions:
Accounts receivable, net                   (28,675)    (16,661)
Inventories                                (39,456)    (13,266)
Prepaids and other current assets           (3,926)       (558)
Accounts payable                            44,622      12,992
Accrued expenses and taxes                 (30,392)    (36,594)
Long-term assets, liabilities and other,
  net                                       (1,171)     (1,282)
                                          ---------   --------
    Total adjustments to net earnings      (42,458)    (41,493)
                                          ---------   --------
Net cash used in operating activities     $(38,458)   $(37,993)
                                          ---------   --------


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    NORTEK, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Continued)

                                                For the
                                           Three Months Ended
                                          April 1,    April 3,
                                            2000        1999
                                          --------    --------
                                         (Amounts in thousands)
                                              (Unaudited)

Cash Flows from investing activities:
Capital expenditures                     $  (7,667)   $(11,772)
Net cash paid for businesses acquired          ---      (8,023)
Purchase of investments and marketable
  securities                                (4,004)    (54,311)
Proceeds from the sale of investments
  and marketable securities                 34,439      85,432
Change in restricted cash
  and investments                              (21)      5,743
Other, net                                   2,630      (3,893)
                                          --------    --------
  Net cash provided by investing
    activities                              25,377      13,176
                                          --------    --------
Cash Flows from financing activities:
Change in borrowings, net                      ---      (2,972)
Purchase of Nortek Common and Special
  Common Stock                              (1,029)     (2,390)
Other, net                                      60         111
                                          --------    --------
  Net cash used in financing activities       (969)     (5,251)
Net decrease in unrestricted cash and
  cash equivalents                         (14,050)    (30,068)
Unrestricted cash and cash equivalents
  at the beginning of the period            80,893      87,876
Unrestricted cash and cash equivalents
  at the end of the period                $ 66,843    $ 57,808
                                          ========    ========
Interest paid                             $ 44,171    $ 43,842
                                          ========    ========
Income taxes paid, net                    $  1,762    $  2,598
                                          ========    ========




The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
FOR THE THREE MONTHS ENDED APRIL 3, 1999

                                          Addi-                        Accumulated
                                 Special  tional                          Other
                         Common  Common  Paid in  Retained Treasury    Comprehensive  Comprehensive
                          Stock   Stock  Capital  Earnings   Stock      Income(Loss)   Income(Loss)
                                             (Dollar amounts in thousands)
                                                      (Unaudited)
Balance, December 31,
  1998                   $18,428   $855 $201,626  $93,966  $(85,669)   $(11,596)            ---
Net earnings                 ---    ---       ---   3,500       ---         ---          $3,500
Other comprehensive
  income:
  Currency translation
    adjustment               ---    ---       ---     ---       ---      (1,208)         (1,208)
  Unrealized decrease in
    the value of market-
    able securities          ---    ---       ---     ---       ---         212             212
                                                                                         ------
Comprehensive income                                                                     $2,504
                                                                                         ======
6,282 shares of
  special common stock
  converted into 6,282
  shares of common stock       6     (6)      ---     ---       ---         ---
10,865 shares of common
  stock issued upon
  exercise of stock
  options                     11    ---        90     ---       ---         ---
89,508 shares of
  treasury stock
  acquired                   ---    ---       ---     ---    (2,390)        ---
235,000 shares of common
  stock issued as
  partial consideration
  for an acquisition         235    ---     6,080     ---       ---         ---
                         -------   ----  -------- -------  --------    --------
Balance, April 3, 1999   $18,680   $849  $207,796 $97,466  $(88,059)   $(12,592)
                         =======   ====  ======== =======  ========    ========


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
FOR THE THREE MONTHS ENDED APRIL 1, 2000

                                          Addi-                      Accumulated
                                 Special  tional                        Other
                         Common  Common  Paid in  Retained Treasury  Comprehensive Comprehensive
                          Stock   Stock  Capital  Earnings   Stock       Loss       Income(Loss)
                                             (Dollar amounts in thousands)
                                                      (Unaudited)

Balance, December 31,
  1999                   $18,738   $841  $208,755 $143,266 $(99,961)   $(11,822)      $  ---
Net earnings                 ---    ---       ---    4,000      ---         ---        4,000
Other comprehensive
  income:
  Currency translation
    adjustment               ---    ---       ---     ---       ---      (1,160)      (1,160)
  Unrealized increase in
    the value of market-

    able securities          ---    ---       ---     ---       ---         (45)         (45)
                                                                                      ------
Comprehensive income                                                                  $2,795
                                                                                      ======
725 shares of
  special common stock
  converted into 725
  shares of common stock       1     (1)      ---     ---       ---         ---
1,500 shares of common
  stock issued upon
  exercise of stock
  options                      1    ---        53     ---       ---         ---
51,013 shares of
  treasury stock
  acquired                   ---    ---       ---      ---    (1,037)       ---
                         -------   ----  -------- -------- ---------   --------
Balance, April 1, 2000   $18,740   $840  $208,808 $147,266 $(100,998)  $(13,027)
                         =======   ====  ======== ======== =========   ========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    NORTEK, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   APRIL 1, 2000 AND APRIL 3, 1999

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

(C) The Company's Board of Directors has authorized a number of programs to purchase shares of the Company's Common and Special Common Stock. The most recent programs were announced on May 4, 2000, to purchase up to 1,000,000 shares of the Company's Common and Special Common Stock and on May 20, 1999, to purchase up to 500,000 shares of the Company's Common and Special Common Stock. Both programs allow for purchases in open market or negotiated transactions and are subject to market conditions, cash availability and provisions of the Company's outstanding debt instruments. As of May 4, 2000, all 500,000 shares of the Company's Common and Special Common Stock authorized by the May 20, 1999 program have been purchased for approximately $13,300,000 and such share purchases were accounted for as Treasury Stock. There have been no purchases under the May 4, 2000 program.

     At April 28, 2000, approximately $86,900,000 was available for the payment of cash dividends, stock purchases or other restricted payments as defined under the terms of the Company's most restrictive debt covenant related to such payments.

                    NORTEK, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   APRIL 1, 2000 AND APRIL 3, 1999
                             (Continued)

(D) Basic earnings per share amounts have been computed using the weighted average number of common and common equivalent shares outstanding during each period. Special Common Stock is treated as the equivalent of Common Stock in determining earnings per share results. Diluted earnings per share amounts have been computed using the weighted average number of common and common equivalent shares and the dilutive potential common and special common shares outstanding during each period.

     A reconciliation between basic and diluted earnings per share from continuing operations is as follows:

                                          Three Months Ended
                                          April 1,    April 3,
                                            2000        1999
                                          --------    --------
                               (In thousands except per share amounts)

    Net earnings                         $ 4,000     $ 3,500
    Basic EPS:
      Basic common shares                 11,484      11,747
                                         =======     =======
      Basic EPS                          $   .35     $   .30
                                         =======     =======

    Diluted EPS:
      Basic common shares                 11,484      11,747
      Plus: Impact of stock
            options                           65         178
                                         -------     -------
      Diluted common shares               11,549      11,925
                                         =======     =======
      Diluted EPS                        $   .35     $   .29
                                         =======     =======


(E) In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133 - Amendment of SFAS No. 133" (combined "SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

                NORTEK, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   APRIL 1, 2000 AND APRIL 3, 1999
                             (Continued)

     SFAS 133 is effective for fiscal years beginning after June 15, 2000. A company may also implement SFAS 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1999 and thereafter). SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998).

     The Company is in the process of  quantifying  the impacts of adopting SFAS
     133 on its financial statements and has not determined the timing of or method of adoption of SFAS 133.

(F) The Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition including both broad conceptual discussions as well as certain industry-specific guidance. The Company is in the process of accumulating the information necessary to quantify the potential impact of this new guidance, if any.

(G) The Company has three reportable segments: the Residential Building Products Segment; the Air Conditioning and Heating Products Segment; and the Windows, Doors and Siding Products Segment. In the tables below, Other includes corporate related items, results of insignificant operations, intersegment eliminations and certain income and expense items not allocated to reportable segments.

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

                NORTEK, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   APRIL 1, 2000 AND APRIL 3, 1999
                             (Continued)

     Summarized financial information for the Company's reportable segments is presented in the tables that follow for the three months ended April 1, 2000 and April 3, 1999:

                                         Three Months Ended
                                          April 1,   April 3,
                                           2000        1999
                                         ---------   --------
                                        (Amounts in thousands)
                                              (Unaudited)

     Net Sales:
     Residential building products       $171,962    $154,294
     Air conditioning and heating
     products                             127,646     116,434
     Windows, doors and siding products   172,548     117,431
     Other                                 19,351      18,541
                                         --------    --------
         Consolidated net sales          $491,507    $406,700
                                         ========    ========

     Operating Earnings (Loss):
     Residential building products       $ 25,066    $ 19,147
     Air conditioning and heating
     products                              12,654      11,715
     Windows, doors and siding products    (4,553)       (219)
     Other, net                            (3,367)     (3,026)
                                         --------    --------
         Consolidated operating earnings   29,800      27,617
     Unallocated:
     Interest expense                     (24,310)    (23,966)
     Investment income                      1,910       2,849
                                         --------    --------
     Earnings before provision for
       income taxes                      $  7,400    $  6,500
                                         ========    ========

     Depreciation and Amortization:
     Residential building products       $  5,559    $  5,022
     Air conditioning and heating
     products                               2,997       2,585
     Windows, doors and siding products     6,614       4,949
     Other                                    385         485
                                         --------    --------
     Consolidated depreciation and
       amortization                      $ 15,555    $ 13,041
                                         ========    ========


(H) In March 2000, one of the trusts related to the Company's supplemental retirement plans loaned funds to certain officers of the Company who have fully vested retirement benefits in such plans. At April 1, 2000, approximately $13,400,000 of notes receivable bearing interest at 6 3/4% and maturing 2015 related to this transaction are included in Other Assets in restricted investments and marketable securities in the accompanying unaudited consolidated balance sheet.

              NORTEK, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   APRIL 1, 2000 AND APRIL 3, 1999
                             (Continued)

(I) Subsequent to the NuTone, Inc. ("NuTone") acquisition on July 31, 1998, the Company has realized and expects to realize additional cost reductions ("NuTone Cost Reductions") as a result of integrating NuTone into the Company's operations.

     The Company's operating earnings for the three months ended April 1, 2000 include approximately $3,300,000 of net cost savings related to NuTone Cost Reductions which are net of approximately $700,000 of related costs and expenses. For the full year 1999, the Company's operating earnings included approximately $14,000,000 of net cost savings related to NuTone Cost Reductions which were net of approximately $3,400,000 of related costs and expenses. The Company expects to realize future incremental net NuTone Cost Reductions in excess of 1999 levels of approximately $6,000,000 to $9,000,000 annually. Future NuTone Cost Reductions are estimates and actual savings achieved could differ materially.

(J) The Company has recorded liabilities in connection with acquisitions related to employee terminations and other exit costs associated with management's plans to eliminate certain activities of acquired entities. The Company has recorded liabilities of approximately $2,200,000 in the three months ended April 1, 2000, which principally relate to the termination of certain employees. As of April 1, 2000, plans for eliminating certain activities have been finalized for all significant acquisitions.

     Charges to these liabilities for employee termination costs include payroll, payroll taxes and insurance benefits related to severance arrangements and were approximately $450,000 for the three months ended April 1, 2000. Charges to the liabilities for other exit costs relate principally to lease costs and other costs of closing facilities and legal and consulting fees that were incurred due to the implementation of the Company's exit strategies. Charges to the liabilities for other exit costs were approximately $60,000 for the three months ended April 1, 2000. At April 1, 2000, liabilities in connection with acquisitions related to employee terminations and other exit costs totaled approximately $4,500,000.

     In addition, for the three months ended April 1, 2000, the Company expensed in the accompanying consolidated statement of operations approximately $700,000 of costs related to the integration activities of NuTone into the Company's operations.

                    NORTEK, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE FIRST QUARTER ENDED APRIL 1, 2000
              AND THE FIRST QUARTER ENDED APRIL 3, 1999

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

The Company acquired Webco, Inc. ("Webco") on March 8, 1999. On April 23, 1999, the Company acquired three businesses from Caradon plc of the United Kingdom:
Peachtree  Windows  and  Doors,  Thermal-Gard  and CWD  Windows  and Doors  (the
"Caradon Acquired Companies"). Other 1999 acquisitions included Multiplex Technologies, Inc. ("Multiplex") on May 28, 1999, Kroy Building Products, Inc. ("Kroy") on September 9, 1999 and Xantech Corporation ("Xantech") on December 3, 1999. These acquisitions have been accounted for under the purchase method of accounting. Accordingly, the results of Webco, the Caradon Acquired Companies, Multiplex, Kroy and Xantech are included in the Company's consolidated results since the date of their acquisition.

                 NORTEK, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE FIRST QUARTER ENDED APRIL 1, 2000
              AND THE FIRST QUARTER ENDED APRIL 3, 1999
                             (Continued)


Results of Operations
---------------------
The tables that follow present the unaudited net sales and operating earnings for the Company's principal segments for the three months ended April 1, 2000 and April 3, 1999, and the dollar amount and percentage change of such results as compared to the prior comparable period.

                                                            Change in
                                 Three Months Ended     First Quarter 2000
                                   April 1, April 3,   as Compared to 1999
                                    2000      1999          $         %
                                  ------    ------      ---------   ------
                                         (Dollar amounts in thousands)

Net Sales:
----------
Residential building
  products                       $171,962   $154,294     $17,668    11.5%
Air conditioning and
  heating products                127,646    116,434      11,212     9.6
Windows, doors and
  siding products                 172,548    117,431      55,117    46.9
Other                              19,351     18,541         810     4.4
                                 --------   --------      ------
                                 $491,507   $406,700     $84,807    20.9%
                                 ========   ========     =======


                                                           Change in
                                 Three Months Ended     First Quarter 2000
                                   April 1, April 3,   as Compared to 1999
                                    2000      1999          $         %
                                  ------    ------      ---------   ------
                                         (Dollar amounts in thousands)

Operating Earnings:
-------------------
Residential building
  products                       $25,066    $19,147      $5,919      30.9%
Air conditioning and
  heating products                12,654     11,715         939       8.0
Windows, doors and
  siding products                 (4,553)      (219)     (4,334) (1,979.0)
Other                             (3,367)    (3,026)       (341)    (11.3)
                                  -------     ------     ------
                                 $29,800    $27,617      $2,183       7.9%
                                 =======    =======      ======

                 NORTEK, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE FIRST QUARTER ENDED APRIL 1, 2000
              AND THE FIRST QUARTER ENDED APRIL 3, 1999
                             (Continued)


The tables that follow set forth, for the periods presented, (a) certain unaudited consolidated operating results, (b) the change in the amount and the percentage change of such results as compared to the prior comparable period,
(c) the percentage which such results bear to net sales, and (d) the change of such percentages as compared to the prior comparable period. The results of operations for the first quarter ended April 1, 2000 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

                                                            Change in
                                 First Quarter Ended    First Quarter 2000
                                  April 1,  April 3,   as Compared to 1999
                                    2000      1999        $           %
                                 --------   -------    --------   -------
                                       (Dollar amounts in millions)

Net sales                         $491.5    $406.7      $84.8       20.9%
Cost of products sold              358.2     296.9      (61.3)     (20.6)
Selling, general and
  administrative expense            97.7      77.4      (20.3)     (26.2)
Amortization of goodwill
  and intangible assets              5.8       4.8       (1.0)     (20.8)
                                  ------    ------     ------      -----
Operating earnings                  29.8      27.6        2.2        8.0
Interest expense                   (24.3)    (23.9)      (0.4)      (1.7)
Investment income                    1.9       2.8       (0.9)     (32.1)
                                  ------    ------     ------      -----
Earnings before provision
  for income taxes                   7.4       6.5        0.9       13.8
Provision for income taxes           3.4       3.0       (0.4)     (13.3)
                                  ------    ------     ------      -----
Net earnings                      $  4.0    $  3.5     $  0.5      14.3%
                                  ======    ======     ======     =====

                               Percentage of Net Sales     Change in Percentage
                                 First Quarter Ended          for the  First
                                  April 1,  April 3,           Quarter 2000 as
                                    2000      1999         as Compared to 1999
                                 --------   -------               -------


Net sales                          100.0%    100.0%                ---%
Cost of products sold               72.9      73.0                 0.1
Selling, general and
  administrative expense            19.9      19.0                (0.9)
Amortization of goodwill
  and intangible assets              1.2       1.2                 ---
                                    -----     -----              -----
Operating earnings                   6.0       6.8               (0.8)
Interest expense                    (4.9)     (5.9)               1.0
Investment income                    0.4       0.7               (0.3)
                                   -----     -----             ------
Earnings before provision
  for income taxes                   1.5       1.6               (0.1)
Provision for income taxes           0.7       0.7                ---
                                   -----     -----              -----
Net earnings                         0.8%      0.9%              (0.1)%
                                   =====     =====              =====

                NORTEK, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE FIRST QUARTER ENDED APRIL 1, 2000
              AND THE FIRST QUARTER ENDED APRIL 3, 1999
                             (Continued)

Net sales increased approximately $84,800,000 or approximately 20.9% for the first quarter of 2000, as compared to 1999 (or increased approximately
$86,700,000 or approximately 21.3% excluding the effect of changes in foreign exchange rates). Net sales increased for the three months ended April 1, 2000 as compared to the three months ended April 3, 1999 as a result of acquisitions and higher sales volume. Acquisitions contributed approximately $57,500,000 of the total increase in net sales. Net sales increased approximately $17,700,000 or approximately 11.5% (or approximately $19,700,000 excluding the effect of changes in foreign currency) in the first quarter of 2000 as compared to 1999 in the Residential Building Products Segment principally as a result of approximately $9,300,000 of sales from acquisitions and higher sales volume of kitchen range hoods and bath fans. Net sales increased approximately $11,200,000 or 9.6% in the Air Conditioning and Heating Products Segment. The increase in this segment is principally as a result of higher sales volume of products sold to customers serving the residential site-built and commercial markets, partially offset by lower sales of products to customers serving the manufactured housing market, in line with the softness in the manufactured housing industry. Also, the 1999 acquisition of Webco, Inc. contributed approximately $4,000,000 to the increase in net sales in the first quarter of 2000 in this Segment. It is anticipated that the weakness in the manufactured housing industry will continue throughout the balance of the year and is expected to continue to have an adverse effect on this Segment's sales as compared to 1999. This Segment's sales of air conditioning and heating products sold to manufactured housing customers should improve as the manufactured housing industry takes steps to reduce its retail inventories of manufactured homes. Net sales increased approximately $55,100,000 or 46.9%, in the Windows, Doors and Siding Product Segment principally as a result of 1999 acquisitions which contributed approximately $44,200,000 in the first quarter of 2000. The increase in net sales in this Segment in the first quarter of 2000 also resulted from increased sales prices and sales volume of vinyl siding and related products and accessories.

Cost of products sold as a percentage of net sales decreased slightly from approximately 73.0% in 1999 to approximately 72.9% in 2000. This decrease in the percentage principally resulted from the effect of higher sales levels in the Residential Building Products and the Air Conditioning and Heating Products Segments without a proportionate increase in costs and reflects the effect of acquisitions in both segments which have a lower cost of products sold as a percentage of net sales than the overall group of businesses owned prior to the acquisitions. These factors were partially offset in the Windows, Doors and Siding Products Segment by the effect of acquisitions (which have a higher cost of products sold as a percentage of net sales than the overall group of businesses owned prior to the acquisitions) and higher vinyl resin cost, without a proportionate increase in sales prices. The rising cost of vinyl resin is expected to continue to adversely impact cost of sales percentages over the next several quarters. This situation, however, should be mitigated as cost reduction measures and additional price increases for this Segment's vinyl products are implemented. Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, material costs and changes in productivity levels.

                NORTEK, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE FIRST QUARTER ENDED APRIL 1, 2000
              AND THE FIRST QUARTER ENDED APRIL 3, 1999
                             (Continued)

Selling, general and administrative expense as a percentage of net sales increased from approximately 19.0% in the first quarter of 1999 to approximately 19.9% in the first quarter of 2000. The increase in the percentage is principally as a result of the effect of 1999 acquisitions which have a higher expense as a percentage of net sales than the overall group of businesses owned prior to the acquisitions. Excluding the effect of acquisitions, selling, general and administrative expense as a percentage of net sales decreased from approximately 19.0% in 1999 to approximately 18.8% in 2000, in part, reflecting expense reduction measures implemented, including lower expenses from the intergration of acquisitions.

Amortization of goodwill and intangible assets, as a percentage of net sales, remained unchanged at approximately 1.2% of net sales in the first quarter of 1999 and 2000.

Consolidated operating earnings increased approximately $2,200,000 from approximately $27,600,000 in the first quarter of 1999 to approximately $29,800,000 in 2000. Businesses acquired in 1999 decreased operating earnings by approximately $600,000 which consisted of an increase of approximately $400,000 in the Residential Building Products Segment, an increase of approximately $500,000 in the Air Conditioning and Heating Products Segment and a decrease of approximately $1,500,000 in the Windows, Doors and Siding Products Segment. The increase in operating earnings for the first quarter ended April 1, 2000 as compared to the first quarter ended April 3, 1999 includes approximately $3,300,000 of estimated synergies and cost reductions realized from the integration of NuTone into the Company's Residential Building Products Segment, net of approximately $700,000 of costs and expenses as compared to the first quarter of 1999. Consolidated operating earnings have been reduced by depreciation and amortization expense (other than amortization of deferred debt expense and debt discount) of approximately $15,600,000 and $13,000,000 for the first quarter ended April 1, 2000 and the first quarter ended April 3, 1999, respectively. Businesses acquired contributed approximately $1,800,000 of the increase in depreciation and amortization expense in the first quarter ended April 1, 2000, of which approximately $400,000 was in the Residential Building Products Segment, $100,000 was in the Air Conditioning and Heating Products Segment and $1,300,000 was in the Windows, Doors and Siding Products Segment.

                    NORTEK, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE FIRST QUARTER ENDED APRIL 1, 2000
              AND THE FIRST QUARTER ENDED APRIL 3, 1999
                             (Continued)

The increase in operating earnings was also due, in part, to increased sales volume without a proportionate increase in costs and expenses and NuTone Cost Reductions in the Residential Building Products Segment of approximately $5,500,000 excluding the contribution from acquisitions; and increased sales volume without a proportionate increase in costs and expenses in the Air Conditioning and Heating Products Segment of approximately $400,000 excluding the contribution from acquisitions. The increase in operating earnings in the Air Conditioning and Heating Products Segment arose from higher sales levels of commercial and site-built residential products, partially offset by lower operating earnings of air conditioning and heating products sold to the manufactured housing market as compared to the first quarter ended April 3, 1999 due to a slowdown in the manufactured housing industry as noted above. The slowdown in the manufactured housing industry is expected to adversely effect this Segment's operating earnings during the next several quarters as compared to 1999. It is anticipated that this Segment's operating earnings will begin to improve from increased sales of air conditioning and heating products once the manufactured housing industry takes steps to reduce its retail inventories of manufactured homes. It is also expected, that over the next several quarters, the effect of this slowdown will continue to be somewhat offset by increased earnings from higher sales levels of site-built residential air conditioning products. Operating earnings in the first quarter ended April 1, 2000 in the Windows, Doors and Siding Products Segment decreased approximately $2,800,000 excluding the contribution from acquisitions. This decrease was principally as a result of higher vinyl resin costs, partially offset by the effect of increased sales prices and lower costs and expenses of certain window products. The Company expects future operating earnings in this segment to be adversely affected by higher vinyl resin costs until further increases in sales prices to customers and cost reduction measures can be implemented.

Operating earnings of foreign operations, consisting primarily of the results of operations of the Company's Canadian and European subsidiaries which manufacture built-in ventilation products and windows and doors, were approximately 6.2% and 4.0% of operating earnings (before corporate overhead) in the first quarter of 2000 and 1999, respectively. The increase in foreign operating earnings as a percentage of net sales is principally as a result of the increased foreign sales and operating earnings from acquisitions. Sales and earnings derived from the international market are subject to the risks of currency fluctuations.

                    NORTEK, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE FIRST QUARTER ENDED APRIL 1, 2000
              AND THE FIRST QUARTER ENDED APRIL 3, 1999
                             (Continued)

Interest expense in the first quarter of 2000 increased approximately $400,000 or approximately 1.7% as compared to 1999, primarily as a result of increased debt acquired and issued in connection with 1999 acquisitions outstanding during the quarter ended April 1, 2000 as compared to the quarter ended April 3, 1999.

Investment income in the first quarter of 2000 decreased approximately $900,000 or approximately 32.1% as compared to the first quarter of 1999, primarily due to lower average invested balances as a result of funds used for acquisitions in 1999.

The provision for income taxes was approximately $3,400,000 for the first quarter of 2000, as compared to approximately $3,000,000 for 1999. The income tax rates differed from the United States Federal statutory rate of 35% principally as a result of state income tax provisions, nondeductible amortization expense (for tax purposes) and the effect of foreign income tax on foreign source income.

Liquidity and Capital Resources
-------------------------------
The Company is highly leveraged and expects to continue to be highly leveraged for the foreseeable future. At April 1, 2000, the Company had consolidated debt of approximately $1,036,868,000 consisting of (i) $14,730,000 of short-term borrowings and current maturities of long-term debt, (ii) $126,667,000 of notes, mortgage notes and other indebtedness, (iii) $209,331,000 of the 8 7/8% Senior Notes due 2008 ("8 7/8% Notes"), (iv) $307,946,000 of the 9 1/8% Senior Notes
due 2007 ("9 1/8% Notes"),  (v) $174,204,000 of the 9 1/4% Senior Notes due 2007
("9 1/4% Notes") and (vi) $203,990,000 of the 9 7/8% Senior Subordinated Notes due 2004 ("9 7/8% Notes"). At April 1, 2000, the Company had consolidated unrestricted cash, cash equivalents and marketable securities of approximately $70,843,000 as compared to approximately $115,112,000 at December 31, 1999 and the Company's debt to equity ratio remained unchanged at approximately 4.0:1 at April 1, 2000 and December 31, 1999.

The Company's ability to pay interest on or to refinance its indebtedness depends on the successful integration of the operations of recent acquisitions and the Company's future performance, which, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. There can be no assurance that the Company will generate sufficient cash flow from the operation of its subsidiaries or that future financings will be available on acceptable terms or in amounts sufficient to enable the Company to service or refinance its indebtedness, or to make necessary capital expenditures.

                    NORTEK, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE FIRST QUARTER ENDED APRIL 1, 2000
              AND THE FIRST QUARTER ENDED APRIL 3, 1999
                             (Continued)

The  Company  has  evaluated  and  expects  to  evaluate  possible   acquisition
transactions and possible dispositions of certain of its businesses on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions.

The indentures and other agreements governing the Company and its subsidiaries' indebtedness (including the indentures for the 8 7/8% Notes, the 9 1/8% Notes, the 9 1/4% Notes and the 9 7/8% Notes and a credit agreement for the Ply Gem credit facility) contain restrictive financial and operating covenants including covenants that restrict the ability of the Company and its subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions.

The Company expects to meet its cash flow requirements through fiscal 2000 from cash generated from operations, existing cash, cash equivalents and marketable securities, and financings, which may include securitization of accounts receivable and mortgage or capital lease financings.

The Company is in the process of integrating the recent acquisitions into its businesses, and it has and expects to achieve incremental synergies, cost savings and reductions during 2000, partially offset by certain costs and expenses. Plans for eliminating certain activities have been finalized for all significant acquisitions. The total future expenditures associated with exit costs related to the integration effort are expected to be funded from the Company's operating cash flow. The integration of the acquisitions within the Windows, Doors and Siding Products Segment is taking longer than originally planned. If significant difficulty is encountered with the integration of acquisitions within the Windows, Doors and Siding Products Segment or acquisitions within other Segments, or if such synergies and cost savings are not realized, the results of operations, cash flow and financial condition of the Company likely will be adversely affected. There can be no assurance that the Company will be able to successfully manage and integrate recent acquisitions. (See Notes I and J of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

                    NORTEK, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE FIRST QUARTER ENDED APRIL 1, 2000
              AND THE FIRST QUARTER ENDED APRIL 3, 1999
                             (Continued)

Unrestricted cash and cash equivalents decreased from approximately $80,893,000 at December 31, 1999 to approximately $66,843,000 at April 1, 2000. Marketable securities available for sale decreased from approximately $34,219,000 at December 31, 1999 to approximately $4,000,000 at April 1, 2000. The Company's investment in marketable securities at April 1, 2000 consisted of commercial paper. At April 1, 2000, approximately $10,933,000 of the Company's cash and investments was pledged as collateral for insurance and other requirements and were classified as restricted in current assets in the Company's accompanying consolidated balance sheet.

Capital expenditures were approximately $7,667,000 in the first quarter of 2000 compared to approximately $11,772,000 in the first quarter of 1999. Capital expenditures were approximately $42,000,000 for the year ended December 31, 1999 and are expected to range between approximately $50,000,000 and $55,000,000 in 2000.

The Company's Board of Directors has authorized a number of programs to purchase shares of the Company's Common and Special Common Stock. The most recent programs were announced on May 4, 2000 to purchase up to 1,000,000 shares of the Company's Common and Special Common Stock and on May 20, 1999 to purchase up to 500,000 shares of the Company's Common and Special Common Stock. Both programs allow for purchases in open market or negotiated transactions, subject to market conditions, cash availability and provisions of the Company's outstanding debt instruments. As of May 4, 2000, all 500,000 shares of the Company's Common and Special Common Stock authorized by the May 20, 1999 program have been purchased for approximately $13,300,000 and such share purchases were accounted for as Treasury Stock. There have been no purchases under the May 4, 2000 program.

At April 28, 2000, approximately $86,900,000 was available for the payment of cash dividends, stock payments or other restricted payments as defined under the terms of the Company's most restrictive indenture. (See Note C of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

The Company's working capital increased slightly from approximately $324,492,000 at December 31, 1999 to approximately $334,153,000 at April 1, 2000 and its current ratio remained unchanged at 1.9:1 between December 31, 1999 and April 1, 2000.

                    NORTEK, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE FIRST QUARTER ENDED APRIL 1, 2000
              AND THE FIRST QUARTER ENDED APRIL 3, 1999
                             (Continued)

Accounts receivable increased approximately $27,483,000 or approximately 11.3%, between December 31, 1999 and April 1, 2000, while net sales increased approximately $2,968,000 or approximately 0.6% in the first quarter of 2000 as compared to the fourth quarter of 1999. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on April 1, 2000 as compared to December 31, 1999. The Company has not experienced any significant overall changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in 2000.

Inventories increased approximately $38,651,000 or approximately 18.2%, between December 31, 1999 and April 1, 2000. The increase in inventories is primarily a result of expanded distribution of HVAC residential site-built products by the Company's Air Conditioning and Heating Products Segment and planned increases within the Windows, Doors and Sidings Product Segment to meet anticipated higher demand within the second quarter of 2000.

Accounts payable increased approximately $43,551,000 or approximately 29.1%, between December 31, 1999 and April 1, 2000. The increase in accounts payable is primarily the result of increased inventory levels as discussed above.

Unrestricted cash and cash equivalents decreased approximately $14,050,000 from December 31, 1999 to April 1, 2000, principally as a result of the following:

                                                  Condensed
                                                Consolidated
                                                Cash Flows(*)
                                                -------------
Operating Activities--

 Cash flow from operations,  net                 $ 20,540,000
 Increase in accounts  receivable, net            (28,675,000)
 Increase in inventories                          (39,456,000)
 Increase in prepaids and other  current  assets   (3,926,000)
 Increase  in accounts  payable                    44,622,000
 Decrease in accrued expenses and taxes           (30,392,000)

Investing Activities---
 Proceeds from the sale of investments and
   marketable securities, net                      30,435,000
 Capital expenditures                              (7,667,000)

Financing Activities---
 Purchase of Nortek Common and Special
   Common Stock                                    (1,029,000)
Other, net                                          1,498,000
                                                -------------
                                                 $(14,050,000)
                                                 ============

(*) Prepared from the Company's Consolidated Statement of Cash Flows for the three months ended April 1, 2000. (See Nortek, Inc. and Subsidiaries Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

The impact of changes in foreign currency exchange rates on cash was not material and has been included in other, net.

The Company's debt-to-equity ratio remained unchanged at approximately 4.0:1 at December 31, 1999 and April 1, 2000, primarily as a result of the increase in equity due to net earnings for the first quarter of 2000, offset by the effect of the purchase of Nortek Common and Special Common Stock and changes in currency translation. (See the Consolidated Statement of Stockholders' Investment included elsewhere herein.)

Inflation, Trends and General Considerations
--------------------------------------------
The Company has evaluated and expects to continue to evaluate possible acquisition transactions and the possible dispositions of certain of its businesses on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions.

                    NORTEK, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE FIRST QUARTER ENDED APRIL 1, 2000
              AND THE FIRST QUARTER ENDED APRIL 3, 1999
                             (Continued)

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

The demand for the Company's products is seasonal, particularly in the Northeast and Midwest regions of the United States where inclement weather during the winter months usually reduces the level of building and remodeling activity in both the home improvement and new construction markets. The Company's lower sales levels usually occur during the first and fourth quarters. Since a high percentage of the Company's manufacturing overhead and operating expenses are relatively fixed throughout the year, operating income and net earnings tend to be lower in quarters with lower sales levels. As a result of the recent acquisitions in the Windows, Doors and Siding Segment, the performance of this Segment will be more seasonal than in prior years due to the number of businesses that are affected by winter weather conditions. In addition, the demand for cash to fund the working capital of the Company's subsidiaries is greater from late in the first quarter until early in the fourth quarter.

Market Risk

As discussed more specifically below, the Company is exposed to market risks related to changes in interest rates, foreign currencies and commodity pricing. The Company uses derivative financial instruments on a limited basis to hedge economic exposures. The Company does not enter into derivative financial instruments or other financial instruments for trading purposes.

There have been no significant changes in market risk from the December 31, 1999 disclosures included in the Company's Annual Report on Form 10-K.

A.   Interest Rate Risk

The Company is exposed to market risk from changes in interest rates primarily through its investing and borrowing activities. In addition, the Company's ability to finance future acquisition transactions may be impacted if the Company is unable to obtain appropriate financing at acceptable interest rates.

                    NORTEK, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE FIRST QUARTER ENDED APRIL 1, 2000
              AND THE FIRST QUARTER ENDED APRIL 3, 1999
                             (Continued)

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

B.   Foreign Currency Risk

The Company's results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Italian Lira and the Canadian Dollar. In the first quarter of 2000, the net impact of foreign currency changes was not material to the Company's financial condition or results of operations. The Company manages its exposure to foreign currency exchange risk principally by trying to minimize the Company's net investment in foreign assets through the use of strategic short and long-term borrowings at the foreign subsidiary level. The Company generally does not enter into derivative financial instruments to manage foreign currency exposure. At April 1, 2000, the Company did not have any outstanding foreign currency hedging contracts.

C.   Commodity Pricing Risk

The Company is subject to significant market risk with respect to the pricing of its principal raw materials, which include, among others, steel, copper, packaging material, plastics, resins, glass, wood and aluminum. If prices of these raw materials were to increase dramatically, the Company may not be able to pass such increases on to its customers and, as a result, gross margins could decline significantly. The Company manages its exposure to commodity pricing risk by continuing to diversify its product mix, strategic buying programs and vendor partnering. See the discussion elsewhere herein under Managements Discussion and Analysis of Financial Condition and Results of Operations, with respect to the recent increase in the cost of resin material in the Company's Windows, Doors and Siding Products Segment. The Company generally does not enter into derivative financial instruments to manage commodity-pricing exposure. At April 1, 2000, the Company did not have any outstanding commodity forward contracts.

                    NORTEK, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE FIRST QUARTER ENDED APRIL 1, 2000
              AND THE FIRST QUARTER ENDED APRIL 3, 1999
                             (Continued)

Year 2000 Disclosure
--------------------
The following Year 2000 statements constitute a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

As of May 15, 2000, none of the Company's subsidiaries had experienced any significant Year 2000 related problems. There have been no instances where mission-critical and non-mission-critical systems have failed to perform correctly. However, the Year 2000 issue still poses several potential risks to the Company and its subsidiaries. A number of the Company's customers and suppliers (third parties) utilize computers and computer software to varying degrees in conjunction with the operation of their businesses. The customers and suppliers of those businesses may utilize computers as well. Should the Company's customers and suppliers, or the businesses on which they depend experience any Year 2000 related computer problems, such third parties' cash flow could be disrupted, adversely affecting their ability to pay the Company, if a customer, or, if a supplier, their ability to pay their suppliers for goods needed to supply the Company. Such disruptions could have adverse effects on the Company and its subsidiaries. The Company assessed its Year 2000 third party exposure through the use of questionnaires and personal interviews during 1999. As of May 15, 2000, the Company was not aware of any supply or credit problems related to the Year 2000 issue.

Should Year 2000 related problems occur which cause any of the systems of certain third parties upon which the Company and its subsidiaries depends to become inoperative, increased personnel costs could be incurred if additional staff is required to perform functions that the inoperative systems would have otherwise performed. As of May 15, 2000, the Company had not experienced any disruptions of third party services related to the Year 2000 issue.

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

                    NORTEK, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE FIRST QUARTER ENDED APRIL 1, 2000
              AND THE FIRST QUARTER ENDED APRIL 3, 1999
                             (Continued)

The Company's Year 2000 compliance budget did not include significant amounts for hardware replacement because the Company has historically employed a strategy to continually upgrade its computer systems. Consequently, the Company's Year 2000 compliance budget did not require the diversion of funds from or the postponement of the implementation of other planned IT projects.

The Company believes it is not possible to estimate the potential lost revenue due to the remaining potential Year 2000 problems discussed above as the occurrence, extent and longevity of such potential problems cannot be predicted. As of May 15, 2000 the Company believes that it has not experienced any lost revenue related to the Year 2000 issue.

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

                     PART II. OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

             (a)  Exhibits

                 10.1 Second Amendment dated March 3, 2000 to Nortek Inc. Supplemental Executive Retirement Plan dated July 1, 1997 (filed herewith).

                 10.2 Amendment No. 1 effective February 3, 2000 to Nortek Inc. 1999 Equity and Cash Incentive Plan (filed herewith).

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

                                NORTEK, INC.
                                (Registrant)

                                /s/ Almon C. Hall
                                ---------------------------
                                Almon C. Hall, Vice President and
                                Controller and Chief Accounting
                                Officer

May 16, 2000
------------
(Date)