Form 10-Q
period 2000-07-01
NORTEK INC
filed 2000-08-11
CIK 72423

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended July 1, 2000
                                 OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _____________________

Commission File No.                 1-6112
-----------------------------------------------------------------------------
                                  NORTEK, INC.
------------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

       Delaware                                       05-0314991
------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

              50 Kennedy Plaza, Providence,  RI 02903-2360
------------------------------------------------------------------------------
                 (Address of principal executive offices)
                             (Zip Code)

                           (401) 751-1600
-----------------------------------------------------------------------------
        (Registrant's telephone number, including area code)

                                      N/A
------------------------------------------------------------------------------
         (Former name, former address and former fiscal year
                     if changed since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X    No

The number of shares of Common Stock outstanding as of August 4, 2000 was 10,371,147. The number of shares of Special Common Stock outstanding as of August 4, 2000 was 541,145.

                    NORTEK, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET
                    (Dollar amounts in thousands)

                                               July 1,    Dec. 31,
                                                2000        1999
                                             ----------  ----------
                                            (Unaudited)

Assets
Current Assets:
Unrestricted
  Cash and cash equivalents                  $   84,743  $   80,893
  Marketable securities available for
    sale                                            ---      34,219
Restricted
  Investments and marketable securities
    at cost, which approximates market           22,095      11,240
Accounts receivable, less allowances
  of $11,866,000 and $13,019,000                311,248     243,763
Inventories:
  Raw materials                                  99,013      89,581
  Work in process                                21,980      20,844
  Finished goods                                128,466     102,253
                                             ----------  ----------
                                                249,459     212,678
                                             ----------  ----------
Prepaid expenses                                 17,171      11,864
Other current assets                             11,762      16,787
Prepaid income taxes                             67,300      66,824
                                             ----------  ----------
      Total current assets                      763,778     678,268
                                             ----------  ----------

Property and Equipment, at Cost:
Land                                             17,049      16,270
Buildings and improvements                      126,278     127,736
Machinery and equipment                         360,312     348,445
                                             ----------  ----------
                                                503,639     492,451
Less accumulated depreciation                   181,080     163,834
                                             ----------  ----------
      Total property and equipment, net         322,559     328,617
                                             ----------  ----------
Other Assets:
Goodwill, less accumulated amortization
  of $65,059,000 and $56,942,000                582,591     589,532
Intangible assets, less accumulated
  amortization of $18,959,000 and
  $15,956,000                                   128,476     133,040
Deferred debt expense                            20,422      22,068
Restricted investments and marketable
  securities                                     20,053      15,677
Other                                            43,638      42,482
                                             ----------  ----------
                                                795,180     802,799
                                             ----------  ----------
                                             $1,881,517  $1,809,684
                                             ==========  ==========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    NORTEK, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET
                    (Dollar amounts in thousands)
                             (Continued)

                                              July 1,    Dec. 31,
                                               2000        1999
                                           ----------  ----------
                                           (Unaudited)

Liabilities and Stockholders' Investment

Current Liabilities:
Notes payable and other short-term
  obligations                               $    8,286   $    8,476
Current maturities of long-term debt             5,515        5,564
Accounts payable                               190,090      149,772
Accrued expenses and taxes, net                207,239      189,964
                                            ----------   ----------
      Total current liabilities                411,130      353,776
                                            ----------   ----------
Other Liabilities
Deferred income taxes                           73,755       73,499
Other                                          101,201       98,976
                                            ----------   ----------
                                               174,956      172,475
                                            ----------   ----------
Notes, Mortgage Notes and Obligations
  Payable, Less Current Maturities           1,017,657    1,023,616

Stockholders' Investment:
Preference stock, $1 par value;
  authorized  7,000,000 shares, none issued        ---          ---
Common stock, $1 par value; authorized
  40,000,000 shares; 18,744,638 and
  18,738,292 shares issued                       18,744      18,738
Special common stock, $1 par value;
  authorized 5,000,000 shares; 835,590
  and 840,436 shares issued                         836         841
Additional paid-in capital                      208,808     208,755
Retained earnings                               166,366     143,266
Accumulated other comprehensive loss            (14,277)    (11,822)
Less --treasury common stock at cost,
       7,929,630 and 7,793,217 shares          (100,635)    (97,894)
     --treasury special common stock
       at cost, 290,106 and
       290,054 shares                            (2,068)     (2,067)
                                             ----------  ----------
      Total stockholders' investment            277,774     259,817
                                             ----------  ----------
                                             $1,881,517  $1,809,684
                                             ==========  ==========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    NORTEK, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (In thousands except per share amounts)

                                                     For The
                                                Three Months Ended
                                            ------------------------
                                                July 1,     July 3,
                                                 2000        1999
                                                 ----        ----

                                                   (Unaudited)

Net Sales                                     $603,943     $544,088
                                              --------     --------
Costs and Expenses:
  Cost of products sold                        437,921      384,971
  Selling, general and administrative
    expense                                    103,052       95,842
  Amortization of goodwill and
    intangible assets                            5,653        5,055
                                              --------     --------
                                               546,626      485,868
                                              --------     --------
Operating earnings                              57,317       58,220
Interest expense                               (24,284)     (24,373)
Investment income                                1,467        1,653
                                              --------     --------
Earnings before provision for income
  taxes                                         34,500       35,500
Provision for income taxes                      15,400       15,700
                                              --------     --------
Net Earnings                                  $ 19,100     $ 19,800
                                              ========     ========

Net Earnings per share of common
stock:
  Basic                                         $1.68        $1.67
                                                =====        =====
  Diluted                                       $1.67        $1.64
                                                =====        =====
Weighted Average Number of Shares:
  Basic                                        11,388       11,850
                                               ======       ======
  Diluted                                      11,428       12,051
                                               ======       ======








The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    NORTEK, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (In thousands except per share amounts)

                                                      For The
                                                 Six Months Ended
                                            --------------------------
                                                July 1,     July 3,
                                                 2000         1999
                                                 ----         ----
                                                     (Unaudited)

Net Sales                                      $1,095,450    $950,788
                                               ----------    --------

Costs and Expenses:
  Cost of products sold                          796,139      681,887
  Selling, general and administrative
    expense                                      200,789      173,225
  Amortization of goodwill and
    intangible assets                             11,405        9,839
                                              ----------     --------
                                               1,008,333      864,951
                                              ----------    ---------
Operating earnings                                87,117       85,837
Interest expense                                 (48,594)     (48,339)
Investment income                                  3,377        4,502
                                              ----------     --------
Earnings before provision for income
  taxes                                           41,900       42,000
Provision for income taxes                        18,800       18,700
                                              ----------     --------
Net Earnings                                  $   23,100     $ 23,300
                                              ==========     ========

Net Earnings per share of common
stock:

  Basic                                            $2.02        $1.97
                                                   =====        =====
  Diluted                                          $2.01        $1.94
                                                   =====        =====
Weighted Average Number of Shares:
  Basic                                           11,436       11,798
                                                  ======       ======
  Diluted                                         11,488       11,988
                                                  ======       ======












The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    NORTEK, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                       (Amounts in thousands)

                                                     For the
                                                Six Months Ended
                                            ----------------------
                                               July 1,    July 3,
                                                2000        1999
                                                ----        ----
                                                  (Unaudited)

Cash Flows from operating activities:
Net earnings                                  $ 23,100    $ 23,300
                                              --------    --------

Adjustments to reconcile net earnings
  to cash:
Depreciation and amortization expense           30,953      26,812
Non-cash interest expense                        1,986       1,832
Gain on sale of land                            (1,712)        ---

Changes in certain assets and
  liabilities, net of effects from acquisitions
  and  dispositions:
Accounts receivable, net                       (69,101)    (63,527)
Prepaids and other current assets               (1,781)      2,973
Inventories                                    (36,454)    (29,060)
Accounts payable                                41,517      43,503
Accrued expenses and taxes                      16,545       9,118
Long-term assets, liabilities and other,
  net                                           (1,033)     (1,659)
                                             ---------    --------
    Total adjustments to net earnings          (19,080)    (10,008)
                                             ---------    --------
    Net cash provided by operating
      activities                              $  4,020    $ 13,292
                                              --------    --------












The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    NORTEK, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                       (Amounts in thousands)
                             (Continued)

                                                    For the
                                               Six Months Ended
                                           -----------------------
                                              July 1,    July 3,
                                               2000        1999
                                               ----        ----
                                                 (Unaudited)

Cash Flows from investing activities:

Capital expenditures                          $(14,300)   $(25,349)
Net cash paid for businesses acquired              ---     (86,571)
Purchase of investments and marketable
  securities                                    (4,004)    (54,310)
Proceeds from the sale of investments
  and marketable securities                     38,439     145,538
Proceeds from the sale of fixed assets           5,361         380
Acquisition deposit held in escrow             (10,628)        ---
Change    in    restricted    cash   and        (4,061)      3,798
investments
Other, net                                      (2,643)     (5,953)
                                              --------    --------
  Net  cash   provided   by  (used   in)
   investing  activities                         8,164     (22,467)
                                              --------    --------
Cash Flows from financing activities:

Payment of borrowings, net                      (5,669)     (2,734)
Purchase of Nortek Common and Special
  Common Stock                                  (2,671)     (3,770)
Other, net                                           6         (54)
                                              --------    --------
  Net cash used in financing activities         (8,334)     (6,558)
                                              --------    --------
Net increase (decrease) in unrestricted
  cash and cash equivalents                      3,850     (15,733)
Unrestricted cash and cash equivalents
  at the beginning of the period                80,893      87,876
                                              --------    --------
Unrestricted cash and cash equivalents
  at the end of the period                    $ 84,743    $ 72,143
                                              ========    ========
Interest paid                                 $ 46,509    $ 45,992
                                              ========    ========
Income taxes paid, net                        $  3,292    $  7,736
                                              ========    ========








The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
FOR THE THREE MONTHS ENDED JULY 3, 1999

                                             Addi-                      Accumulated
                                 Special     tional                        Other
                         Common  Common     Paid in  Retained Treasury  Comprehensive   Comprehensive
                          Stock   Stock     Capital  Earnings   Stock   Income(Loss)    Income(Loss)
                        -------------------------------------------------------------------------------
                                             (Dollar amounts in thousands)
                                                      (Unaudited)
Balance, April 3, 1999   $18,680   $849     $207,796  $97,466  $(88,059)  $(12,592)         $   ---
Net earnings                 ---    ---          ---   19,800       ---        ---           19,800
Other comprehensive
  income(loss):
  Currency translation
    adjustment               ---    ---          ---      ---       ---       (941)            (941)
  Unrealized increase in
    the value of market-
    able securities          ---    ---          ---      ---       ---         25               25
                                                                                            -------
Comprehensive income                                                                        $18,884
                                                                                            =======
2,893 shares of
  special common stock
  converted into 2,893
  shares of common stock       3     (3)         ---      ---       ---        ---
9,750 shares of common
  stock issued upon
  exercise of stock
  options                      9    ---           61      ---       ---        ---
50,742 shares of
  treasury stock
  acquired                   ---    ---          ---      ---    (1,380)       ---
                         -------   ----     -------- --------  --------   --------
Balance, July 3, 1999    $18,692   $846     $207,857 $117,266  $(89,439)  $(13,508)
                         =======   ====     ======== ========  ========   ========


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
FOR THE THREE MONTHS ENDED JULY 1, 2000

                                          Addi-                           Accumulated
                                 Special  tional                            Other
                         Common  Common  Paid in     Retained  Treasury  Comprehensive    Comprehensive
                          Stock   Stock  Capital     Earnings   Stock       Loss           Income(Loss)
-------------------------------------------------------------------------------------------------------
                                             (Dollar amounts in thousands)
                                                      (Unaudited)

Balance, April 1, 2000   $18,740   $840  $208,808    $147,266  $(100,998)  $(13,027)          $   ---
Net earnings                 ---    ---       ---      19,100        ---        ---            19,100
Other comprehensive
  income(loss):
  Currency translation
    adjustment               ---    ---       ---         ---        ---     (1,150)           (1,150)
  Unrealized decrease in
    the value of market-
    able securities          ---    ---       ---         ---        ---       (100)             (100)
                                                                                              -------
Comprehensive income                                                                          $17,850
                                                                                              =======
4,121 shares of
  special common stock
  converted into 4,121
  Shares of common stock       4     (4)      ---         ---        ---        ---
85,452 shares of
  treasury stock
  acquired                   ---    ---       ---         ---     (1,705)       ---
                         -------   ----  --------    --------   --------   --------
Balance, July 1, 2000    $18,744   $836  $208,808    $166,366  $(102,703)  $(14,277)
                         =======   ====  ========    ========  =========   ========


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
FOR THE SIX MONTHS ENDED JULY 3, 1999

                                          Addi-                      Accumulated
                                 Special  tional                        Other
                         Common  Common  Paid in   Retained  Treasury  Comprehensive    Comprehensive
                          Stock   Stock  Capital   Earnings    Stock   Income(Loss)      Income(Loss)
---------------------------------------------------------------------------------------------------
                                             (Dollar amounts in thousands)
                                                      (Unaudited)
Balance, December 31,
     1998                $18,428   $855  $201,626   $93,966  $(85,669)  $(11,596)          $   ---
Net earnings                 ---    ---       ---    23,300       ---        ---            23,300
Other comprehensive
  income(loss):
  Currency translation
    adjustment               ---    ---       ---       ---       ---     (2,149)           (2,149)
  Unrealized increase in
    the value of market-
    able securities          ---    ---       ---       ---       ---        237               237
                                                                                         -------
Comprehensive income                                                                     $21,388
                                                                                         =======
9,175 shares of
  special common stock
  converted into 9,175
  Shares of common stock       9     (9)      ---       ---       ---        ---
20,615 shares of common
   Stock issued upon exercise
   of stock options            20    ---       151      ---       ---        ---
140,250 shares of
  treasury stock
  acquired                   ---    ---       ---       ---    (3,770)       ---
235,000 shares of common
   stock issued as
   partial consideration
   for an acquisition        235    ---     6,080       ---       ---        ---
                         -------   ----  --------  --------  --------   --------
Balance, July 3, 1999    $18,692   $846  $207,857  $117,266  $(89,439)  $(13,508)
                         =======   ====  ========  ========  ========   ========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
FOR THE SIX MONTHS ENDED JULY 1, 2000

                                          Addi-                         Accumulated
                                 Special  tional                          Other
                         Common  Common  Paid in   Retained  Treasury  Comprehensive   Comprehensive
                          Stock   Stock  Capital   Earnings   Stock       Loss         Income(Loss)
------------------------------------------------------------------------------------------------------
                                             (Dollar amounts in thousands)
                                                      (Unaudited)
Balance, December 31,
     1999                $18,738   $841  $208,755  $143,266  $(99,961)   $(11,822)         $   ---
Net earnings                 ---    ---       ---    23,100       ---         ---           23,100
Other comprehensive
  income(loss):
  Currency translation
    adjustment               ---    ---       ---       ---       ---      (2,310)          (2,310)
  Unrealized decrease in
    the value of market-
    able securities          ---    ---       ---       ---       ---        (145)            (145)
                                                                                           -------
Comprehensive income                                                                       $20,645
                                                                                           =======
4,846 shares of
  special common stock
  converted into 4,846
  shares of common stock       5     (5)      ---       ---       ---         ---
1,500 shares of common
   stock issued upon exercise
   of stock options            1    ---        53       ---       ---         ---
136,465 shares of
  treasury stock
  acquired                   ---    ---       ---       ---    (2,742)        ---
                         -------   ----  --------  --------  --------    --------
Balance, July 1, 2000    $18,744   $836  $208,808  $166,366  $(102,703)  $(14,277)
                         =======   ====  ========  ========  =========   ========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    NORTEK, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    JULY 1, 2000 AND JULY 3, 1999

(A) The unaudited condensed consolidated financial statements (the "Unaudited Financial Statements") presented have been prepared by Nortek, Inc. and include the accounts of Nortek, Inc., and all of its significant wholly owned subsidiaries (the "Company") after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Although certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted, the Company believes that the disclosures included are adequate to make the information presented not misleading. It is suggested that these Unaudited Financial Statements be read in conjunction with the financial statements and the notes included in the Company's latest Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

(B) Acquisitions are accounted for as purchases and, accordingly, have been included in the Company's consolidated results of operations since the acquisition date. Purchase price allocations are subject to refinement until all pertinent information regarding the acquisitions is obtained.

(C) On July 3, 2000, the Company acquired Eaton-Williams Holdings Limited ("Eaton-Williams"), of Edenbridge, England. Eaton-Williams designs, manufactures, installs and services a leading range of custom-made and standard air conditioning and humidification equipment. For its fiscal year ended April 2, 2000, Eaton-Williams reported sales of approximately (pound)27,000,000 ($41,000,000). At July 1, 2000, approximately $10,600,000 was included in restricted investments and marketable securities, in the Company's accompanying Unaudited Condensed Consolidated Balance Sheet, and was held in escrow until July 3, 2000 when it was used to fund the acquisition of Eaton-Williams.

(D) The Company's Board of Directors has authorized a number of programs to purchase shares of the Company's Common and Special Common Stock. The most recent of these programs was announced on May 4, 2000, and allows the Company to purchase up to 1,000,000 shares of the Company's Common and Special Common Stock in open market or negotiated transactions, subject to market conditions, cash availability and provisions of the Company's outstanding debt instruments. As of August 4, 2000, the Company has purchased approximately 460,700 shares of its Common and Special Common Stock under this program for approximately $9,200,000 and accounted for such share purchases as Treasury Stock.

                    NORTEK, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    JULY 1, 2000 AND JULY 3, 1999
                             (Continued)

     At August 4, 2000 approximately $90,700,000 was available for the payment of cash dividends, stock purchases or other restricted payments as defined under the terms of the Company's most restrictive Indenture.

(E) Basic earnings per share amounts have been computed using the weighted average number of common and common equivalent shares outstanding during each period. Special Common Stock is treated as the equivalent of Common Stock in determining earnings per share results. Diluted earnings per share amounts have been computed using the weighted average number of common and common equivalent shares and the dilutive potential common and special common shares outstanding during each period.

     A reconciliation between basic and diluted earnings per share from continuing operations is as follows:

                               Three               Six
                            Months Ended       Months Ended
                          July 1,  July 3,   July 1,  July 3,
                           2000      1999     2000      1999
                           ----      ----     ----      ----
                            (In thousands except per share
                                       amounts)

 Net earnings             $19,100   $19,800  $23,100   $23,300
 Basic EPS:
   Basic common shares     11,388    11,850   11,436    11,798
                          =======   =======  =======   =======
   Basic EPS                $1.68     $1.67    $2.02     $1.97
                            =====     =====    =====     =====

 Diluted EPS:
   Basic common shares     11,388    11,850   11,436    11,798
   Plus: Impact of
     stock options             40       201       52       190
                          -------   -------  -------   -------
   Diluted common shares   11,428    12,051   11,488    11,988
                          =======   =======  =======   =======
   Diluted EPS              $1.67     $1.64    $2.01     $1.94
                            =====     =====    =====     =====


(F) In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133 - Amendment of SFAS No. 133" (combined "SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting

                 NORTEK, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    JULY 1, 2000 AND JULY 3, 1999
                             (Continued)

     criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

(G) The Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition including both broad conceptual discussions as well as certain industry-specific guidance. The Company is reviewing with its subsidiaries the potential impact of this new guidance, if any.

(H) The Company has three reportable segments: the Residential Building Products Segment; the Air Conditioning and Heating Products Segment; and the Windows, Doors and Siding Products Segment. In the tables below, Other includes corporate related items, results of insignificant operations, intersegment eliminations and certain income and expense items not allocated to reportable segments.

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

     Summarized financial information for the Company's reportable segments is presented in the tables that follow for the three months and six months ended July 1, 2000 and July 3, 1999.

                 NORTEK, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    JULY 1, 2000 AND JULY 3, 1999
                             (Continued)

                                      Three                 Six
                                   Months Ended         Months Ended
                                 July 1,  July 3,   July 1,     July 3,
                                  2000     1999      2000       1999
                                  ----     ----      ----       ----
                                       (Amounts in thousands)
Net Sales:

Residential building products   $166,199  $161,074  $  338,161 $315,368
Air conditioning and heating
  products                       179,641   157,312     307,287  273,746
Windows, doors and siding
  products                       239,466   205,540     412,014  322,971
Other                             18,637    20,162      37,988   38,703
                                --------  --------  ---------- --------
                                $603,943  $544,088  $1,095,450 $950,788
                                ========  ========  ========== ========

Operating Earnings (Loss):

Residential building products    $23,308   $23,434  $   48,374  $42,581
Air conditioning and heating
  products                        24,212    19,540      36,866   31,255
Windows, doors and siding
  products                        15,787    21,370      11,234   21,151
Other, net                        (5,990)   (6,124)     (9,357)  (9,150)
                                 -------   -------     -------  -------
                                 $57,317   $58,220  $   87,117  $85,837
Unallocated:
Interest expense                 (24,284)  (24,373)    (48,594) (48,339)
Investment income                  1,467     1,653       3,377    4,502
                                 -------   -------  ----------  -------
Earnings before provision
for  income taxes                $34,500   $35,500  $   41,900  $42,000
                                 =======   =======  ==========  =======




                                      Three                 Six
                                   Months Ended        Months Ended
                                 July 1,  July 3,   July 1,    July 3,
                                  2000      1999      2000       1999
                                  ----      ----      ----       ----
                                         (Amounts in thousands)
Depreciation and
Amortization:

Residential building products    $ 5,284   $ 5,038  $   10,843   $10,060
Air conditioning and heating
  Products                         3,017     2,627       6,014     5,212
Windows, doors and siding
  Products                         6,731     5,609      13,345    10,558
Other                                366       497         751       982
                                 -------   -------  ----------   -------
                                 $15,398   $13,771  $   30,953   $26,812
                                 =======   =======  ==========   =======

                NORTEK, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    JULY 1, 2000 AND JULY 3, 1999
                             (Continued)

(I) The Company has recorded liabilities in connection with acquisitions related to employee terminations and other exit costs associated with management's plans to eliminate certain activities of acquired entities. The Company recorded no liabilities in the three months and approximately $2,200,000 in the six months ended July 1, 2000, which principally relate to the termination of certain employees. As of July 1, 2000, plans for eliminating certain activities of all acquisitions entered into through July 1, 2000 have been finalized for all significant acquisitions.

     Charges to these liabilities for employee termination costs include payroll, payroll taxes and insurance benefits related to severance arrangements and were approximately $450,000 and $900,000 for the three months and six months ended July 1, 2000, respectively. Charges to the liabilities for other exit costs relate principally to lease costs and other costs of closing facilities and legal and consulting fees that were incurred due to the implementation of the Company's exit strategies. Charges to the liabilities for other exit costs were approximately $500,000 and $560,000 for the three months and six months ended July 1, 2000, respectively. At July 1, 2000, liabilities in connection with acquisitions related to employee terminations and other exit costs totaled approximately $3,600,000.

(J) In the second quarter of 2000, the Company sold a parcel of land resulting in a pre-tax gain of approximately $1,700,000 ($.10 net after tax per share) which is included in operating earnings.

                    NORTEK, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 1, 2000
    AND FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1999

The Company is a diversified manufacturer of residential and commercial building products, operating within three principal segments: the Residential Building Products Segment, the Air Conditioning and Heating Products Segment, and the Windows, Doors and Siding Products Segment. In the results of operations presented below, Other includes corporate related items, results of insignificant operations and certain income and expenses not allocable to reportable segments. Through its principal segments, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the residential and commercial construction, manufactured housing, the do-it-yourself ("DIY") and professional remodeling and renovation markets. (As used in this report, the terms "Company" and "Nortek" refer to Nortek, Inc., together with its subsidiaries, unless the context indicates otherwise. Such terms as "Company" and "Nortek" are used for convenience only and are not intended as a precise description of any of the separate corporations, each of which manages its own affairs.)

The Residential Building Products Segment manufactures and distributes built-in products primarily for the residential new construction, DIY and professional remodeling and renovation markets. The principal products sold by the Segment include, kitchen range hoods, bath fans and combination units (fan, heater and light combinations). The Air Conditioning and Heating Products Segment manufactures and sells heating, ventilating, and air conditioning systems ("HVAC") for custom-designed commercial applications and for manufactured and site-built residential housing. The Windows, Doors and Siding Products Segment principally manufactures and distributes vinyl, wood and composite windows; vinyl, wood, steel and composite patio and entry doors; vinyl siding, skirting, soffit and accessories; aluminum trim coil, siding, soffit and accessories; blocks, vents, shutters, sunrooms, fencing, railing and decking for use in the residential construction, DIY and professional renovation markets.

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

                          NORTEK, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 1, 2000
          AND FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1999
                                   (Continued)

Results of Operations
---------------------
The tables that follow present the unaudited net sales and operating earnings for the Company's principal segments for the second quarter and six months ended July 1, 2000 and July 3, 1999, and the dollar amount and percentage change of such results as compared to the prior comparable period.

                                                           Change in
                            Second Quarter Ended     Second Quarter 2000
                              July 1,    July 3,     as Compared to 1999
                               2000       1999           $         %
                               ----       ----         -----     -----
                                     (Dollar amounts in thousands)
Net Sales:
Residential building
  products                  $166,199   $161,074      $ 5,125      3.2%
Air conditioning and
  heating products           179,641    157,312       22,329     14.2
Windows, doors and
  siding products            239,466    205,540       33,926     16.5
Other                         18,637     20,162       (1,525)    (7.6)
                            --------   --------      -------
                            $603,943   $544,088      $59,855     11.0%
                            ========   ========      =======
Operating Earnings:
-------------------
Residential building
  products                   $23,308    $23,434      $  (126)     (.5)%
Air conditioning and
  heating products            24,212     19,540        4,672     23.9
Windows, doors and
  siding products             15,787     21,370       (5,583)   (26.1)
Other                         (5,990)    (6,124)         134      2.2
                             -------     ------      -------
                             $57,317    $58,220      $  (903)    (1.6)%
                             =======    =======      =======


                          NORTEK, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 1, 2000
          AND FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1999
                                   (Continued)

                                                        Change in
                          Six Months Ended         First Six Months 2000
                          July 1,    July 3,         as Compared to 1999
                           2000       1999                  $         %
                           ----       ----                ----      ----
                                   (Dollar amounts in thousands)

Net Sales:
-----------
Residential building
  products              $  338,161    $315,368          $ 22,793     7.2%
Air conditioning and
  heating products         307,287     273,746            33,541    12.3
Windows, doors and
  siding products          412,014     322,971            89,043    27.6
Other                       37,988      38,703              (715)   (1.8)
                        ----------    --------           -------
                        $1,095,450    $950,788          $144,662    15.2%
                        ==========    ========          ========

Operating Earnings:
-------------------
Residential building
  products              $   48,374    $ 42,581          $  5,793    13.6%
Air conditioning and
  heating products          36,866      31,255             5,611    18.0
Windows, doors and
  siding products           11,234      21,151            (9,917)  (46.9)
Other                       (9,357)     (9,150)             (207)   (2.3)
                        ----------    --------          --------
                        $   87,117    $ 85,837          $  1,280     1.5%
                        ==========    ========          ========


                        NORTEK, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 1, 2000
          AND FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1999
                                   (Continued)

The tables that follow, set forth, for the periods presented, (a) certain unaudited consolidated operating results, (b) the change in the amount and the percentage change of such results as compared to the prior comparable period,
(c) the percentage which such results bear to net sales, and (d) the change of such percentages as compared to the prior comparable period. The results of operations for the second quarter and six months ended July 1, 2000 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

                                                             Change in
                           Second Quarter Ended          Second Quarter 2000
                            July 1,       July 3,        as Compared to 1999
                              2000         1999              $         %
                              ----      ----               -----     -----
                                       (Dollar amounts in millions)

Net sales                   $603.9        $544.1           $59.8      11.0%
Cost of products sold        437.9         385.0           (52.9)    (13.7)
Selling, general and
  administrative expense     103.1          95.8            (7.3)     (7.6)
Amortization of goodwill
  and intangible assets        5.6           5.1             (.5)     (9.8)
                            ------        ------            ----
Operating earnings            57.3          58.2             (.9)     (1.5)
Interest expense             (24.3)        (24.4)             .1        .4
Investment income              1.5           1.7             (.2)    (11.8)
                            ------        ------             ----
Earnings before provision

  for income taxes            34.5          35.5            (1.0)     (2.8)
Provision for income taxes    15.4          15.7              .3       1.9
                            ------        ------            ----
Net earnings                $ 19.1        $ 19.8            (.7)     (3.5)%
                            ======        ======            ====

                        NORTEK, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 1, 2000
          AND FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1999
                                   (Continued)


                                                          Change in
                          Percentage of Net Sales        Percentage
                             Second Quarter Ended      for the Second
                            July 1,        July 3,      Quarter 2000
                             2000           1999       as Compared to
                                                            1999
                           --------      --------          --------
Net sales                    100.0%        100.0%              ---%
Cost of products sold         72.5          70.8              (1.7)
Selling, general and
  administrative expense      17.1          17.6                .5
Amortization of goodwill
  and intangible assets         .9            .9               ---
                             -----         -----              ----
Operating earnings             9.5          10.7              (1.2)
Interest expense              (4.0)         (4.5)               .5
Investment income               .2            .3               (.1)
                             -----         -----              ----
Earnings before provision
  for income taxes             5.7           6.5               (.8)
Provision for income taxes     2.5           2.9                .4
                             -----         -----              ----
Net earnings                   3.2%          3.6%              (.4)%
                             =====         =====              ====


                                                          Change in
                           Six Months Ended          First Six Months 2000
                           July 1,      July 3,          as Compared to 1999
                            2000         1999                 $          %
                            ----         ----           -----       -----
                                     (Dollar amounts in millions)

Net sales                  $1,095.4      $950.8        $144.6       15.2%
Cost of products sold         796.1       681.9        (114.2)     (16.7)
Selling, general and
  administrative expense      200.8       173.3         (27.5)     (15.9)
Amortization of goodwill
  and intangible assets        11.4        9.8           (1.6)     (16.3)
                           --------     ------          -----
Operating earnings             87.1       85.8            1.3        1.5
Interest expense              (48.6)     (48.3)           (.3)       (.6)
Investment income               3.4        4.5           (1.1)     (24.4)
                           --------     ------          -----
Earnings before provision
  for income taxes             41.9       42.0            (.1)       (.2)
Provision for income
   taxes                       18.8       18.7            (.1)       (.5)
                           --------     ------          -----
Net earnings               $   23.1     $ 23.3          $ (.2)       (.9)%
                           ========     ======          =====

                          NORTEK, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 1, 2000
          AND FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1999
                                   (Continued)


                                                          Change in
                           Percentage of Net Sales        Percentage
                               Six Months Ended          for the Six
                            July 1,        July 3,       Months 2000
                             2000           1999       as Compared to 1999
                           --------      ---------     ------------------

Net sales                   100.0%         100.0%           ---%
Cost of products sold        72.7           71.7           (1.0)
Selling, general and
  administrative expense     18.3           18.3            ---
Amortization of goodwill
  and intangible assets       1.1            1.0            (.1)
                            -----          -----           ----
Operating earnings            7.9            9.0           (1.1)
Interest expense             (4.4)          (5.1)            .7
Investment income              .3             .5            (.2)
                            -----          -----           ----
Earnings before provision
  for income taxes            3.8            4.4            (.6)
Provision for income
   taxes                      1.7            1.9             .2
                            -----          -----           ----
Net earnings                  2.1%           2.5%          (.4)%
                            =====          =====          ====


Net sales increased  approximately  $59,800,000 or  approximately  11.0% for the second quarter of 2000, as compared to 1999 (or increased approximately $61,800,000 or approximately 11.4% excluding the effect of changes in foreign exchange rates) and increased approximately $144,600,000 or approximately 15.2% for the first six months of 2000, as compared to 1999 (or increased approximately $148,500,000 or approximately 15.6% excluding the effect of changes in foreign exchange rates). Net sales increased for the second quarter and six months ended July 1, 2000 as compared to the second quarter and six months ended July 3, 1999 as a result of acquisitions, price increases and higher sales volume. Acquisitions contributed approximately $35,800,000 and $93,400,000 of the total increase in net sales for the second quarter and six months ended July 1, 2000, respectively. In the Residential Building Products Segment, net sales increased approximately $5,100,000 or approximately 3.2% (or approximately $7,100,000 excluding the effect of changes in foreign exchange rates) in the second quarter of 2000 as compared to 1999 and increased approximately $22,800,000 or approximately 7.2% (or approximately $26,700,000 excluding the effect of foreign exchange rates) in the first six months of 2000 as compared to 1999, principally as a result of approximately $5,400,000 and $14,800,000 of sales from acquisitions in the second quarter and first six months of 2000, respectively, and higher sales volume of kitchen range hoods and bath fans. In the Air Conditioning and Heating Products Segment, net sales

                     NORTEK, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 1, 2000
          AND FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1999
                                   (Continued)

increased approximately $22,300,000 or 14.2% and $33,500,000 or 12.3% for the second quarter and first six months of 2000, respectively, as compared to 1999. The increase in net sales in this segment is principally as a result of higher sales volume of products sold to customers serving the residential site-built and commercial markets, partially offset by lower sales of products to customers serving the manufactured housing market, in line with the overall softness in business being experienced in the manufactured housing industry. Also, the 1999 acquisition of Webco contributed approximately $4,000,000 to the increase in net sales in the first six months of 2000 in this Segment. It is anticipated that the weakness in the manufactured housing industry will continue throughout the balance of the year and is expected to continue to have an adverse effect on this Segment's sales as compared to 1999. In the Windows, Doors and Siding Segment, net sales increased approximately $33,900,000 or 16.5% and $89,000,000 or 27.6% in the second quarter and first six months of 2000, respectively, principally as a result of 1999 acquisitions which contributed approximately $30,400,000 and $74,600,000 in the second quarter and first six months of 2000, respectively. The increase in net sales in this Segment in the second quarter and first six months of 2000 also resulted from increased sales prices and sales volume of vinyl siding and related products and accessories.

Cost of products sold as a percentage of net sales increased from approximately 70.8% in the second quarter of 1999 to approximately 72.5% in the second quarter of 2000 and increased from approximately 71.7% in the first six months of 1999 to 72.7% in the first six months of 2000. These increases in the percentages principally resulted from the effect of higher vinyl resin cost, without a proportionate increase in sales prices and acquisitions in the Windows, Doors and Siding Products Segment (which have a higher cost of products sold as a percentage of net sales then the overall group of businesses owned prior to the acquisition). The rising cost of vinyl resin, as a result of rising petroleum prices, is expected to continue to adversely impact cost of sales percentages over the next several quarters. This situation, however, may be mitigated as cost reduction measures and price stabilization for this Segment's vinyl products are implemented. Also higher than anticipated costs during the second quarter and first six months of 2000 as a result of delays in the rationalization and relocation of some of NuTone's manufacturing operations into the Residential Building Products Segment was a factor in the increase in the percentages. These factors were partially offset by the effect of higher sales levels in the Residential Building Products (in the first six months) and the Air Conditioning and Heating Products Segments without a proportionate increase in costs, and reflects the effect of acquisitions in both segments which have a lower cost of products sold as a percentage of net sales than the overall group

                   NORTEK, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 1, 2000
          AND FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1999
                                   (Continued)

of businesses owned prior to the acquisitions. Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, material costs and changes in productivity levels.

Selling, general and administrative expense as a percentage of net sales decreased from approximately 17.6% in the second quarter of 1999 to approximately 17.1% and was unchanged at 18.3% for the first six months of 1999 and 2000. Selling, general and administrative expense was reduced by approximately $1,700,000 from the gain on the sale of land in the second quarter of 2000. Selling, general and administrative expense as a percentage of net sales, excluding the effect of the gain on the sale of land in the second quarter of 2000, decreased from approximately 17.6% in the second quarter of 1999 to approximately 17.4% in the second quarter of 2000 and increased from approximately 18.3% for the first six months of 1999 to approximately 18.5% in the first six months of 2000. The percentage decrease in the second quarter of 2000 is primarily due to an increase in sales without a proportionate increase in expense in the Residential Building Products and Air Conditioning and Heating Products segments. Overall, changes in the percentages for both periods were primarily effected by increased sales volume and sales prices without a proportionate increase in expense and, to a lesser extent, reflect the results of expense reduction measures implemented, including lower expense from the integration of certain acquisitions. Increases in the percentages, in both periods, occurred as a result of the 1999 acquisitions, which have a higher expense level as a percentage of net sales than the overall group of businesses owned prior to the acquisitions.

Amortization of goodwill and intangible assets, as a percentage of net sales, remained unchanged at approximately .9% of net sales in the second quarter of 1999 and 2000 and increased slightly from 1.0% of net sales in the first six months of 1999 to 1.1% in the first six months of 2000 principally as a result of increased amortization in relation to 1999 acquisitions partially offset by increased sales volume.

Consolidated operating earnings decreased approximately $900,000 from approximately $58,200,000 in the second quarter of 1999 to approximately $57,300,000 in the second quarter of 2000, and increased approximately $1,300,000 from approximately $85,800,000 in the fist six months of 1999 to approximately $87,100,000 in the first six months of 2000. Included in consolidated operating earnings for the second quarter and first six months of 2000 was a gain on the sale of land of approximately $1,700,000. Acquisitions

                          NORTEK, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 1, 2000
          AND FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1999
                                   (Continued)

contributed approximately $3,500,000 in operating earnings in the second quarter of 2000 which consisted of an increase of approximately $700,000 in the
Residential Building Products Segment and an increase of approximately $2,800,000 in the Windows, Doors and Siding Products Segment. Acquisitions contributed approximately $2,900,000 in operating earnings in the first six months of 2000, which consisted of an increase of approximately $1,100,000 in the Residential Building Products Segment, an increase of approximately $500,000 in the Air Conditioning and Heating Products Segment and an increase of approximately $1,300,000 in the Windows, Doors and Siding Products Segment. Higher than anticipated costs have occurred during the second quarter and the first six months of 2000 as a result of delays in the rationalization and relocation of some of NuTone's manufacturing operations into the Residential Building Products Segment.

Consolidated operating earnings have been reduced by depreciation and amortization expense (other than amortization of deferred debt expense and debt discount) of approximately $15,400,000 and approximately $13,800,000 for the second quarter ended July 1, 2000 and July 3, 1999, respectively, and approximately $31,000,000 and approximately $26,800,000 for the first six months ended July 1, 2000 and July 3, 1999, respectively. Businesses acquired contributed approximately $1,100,000 and approximately $2,900,000 of the increase in depreciation and amortization expense in the second quarter and first six months of 2000, respectively, of which approximately $300,000 was in the Residential Building Products Segment and approximately $800,000 was in the Windows, Doors and Siding Products Segment in the second quarter of 2000 and approximately $700,000 was in the Residential Building Products Segment, approximately $100,000 was in the Air Conditioning and Heating Products Segment and approximately $2,100,000 was in the Windows, Doors and Siding Products Segment in the first six months of 2000.

Consolidated operating earnings, excluding earnings from acquisitions and the $1,700,000 gain on the sale of land, decreased approximately $6,100,000 from approximately $58,200,000 in the second quarter of 1999 to approximately $52,100,000 in the second quarter of 2000 and decreased approximately $3,300,000 in the first six months of 1999 to approximately $82,500,000 in the first six months of 2000 from approximately $85,800,000 in the first six months of 1999. These changes in operating earnings were due, in part, to an approximate $800,000 decrease in the second quarter of 2000 and an approximate $4,700,000 increase in the first six months of 2000 in operating earnings excluding

                         NORTEK, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 1, 2000
          AND FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1999
                                   (Continued)

acquisitions in the Residential Building Products Segment. The increase in the first six months of 2000 within the Residential Building Products Segment was due primarily to increased sales volume without a proportionate increase in cost and expenses while the decrease in the second quarter of 2000 was primarily due to increased manufacturing costs noted above related to the NuTone integration. Operating earnings increased approximately $4,700,000 and approximately
$5,100,000 in the second quarter and first six months of 2000, respectively, excluding the effect of acquisitions in the Air Conditioning and Heating Products Segment. The increase in operating earnings, in both periods, in the Air Conditioning and Heating Products Segment arose from higher sales levels of commercial and site-built residential products, partially offset by a decline in operating earnings from lower sales volume of air conditioning and heating products sold to the manufactured housing market as compared to the six months ended July 3, 1999 due to a slowdown in the manufactured housing industry. The softness in the manufactured housing industry is expected to adversely effect this Segment's operating earnings during the next several quarters as compared to 1999. It is expected, that over the next several quarters, the effect of this softness will continue to be somewhat offset by increased earnings from higher sales levels of site-built residential air conditioning products. Operating earnings decreased approximately $8,400,000 in the second quarter of 2000 and approximately $11,200,000 in the first six months of 2000, excluding acquisitions, in the Windows, Doors and Siding Products Segment. These decreases in operating earnings were primarily as a result of rising petroleum prices which have caused significantly higher PVC resin cost and have substantially raised manufacturing costs of vinyl products in this segment. These decreases were partially offset by the effect of increased sales volume of vinyl siding and increased sales prices of vinyl siding and windows and lower costs and expenses of certain window products. The Company expects future operating earnings in this segment to be adversely affected by higher vinyl resin costs until cost reduction measures and price stabilization for this Segment's vinyl products occur.

Operating earnings of foreign operations, consisting primarily of the results of operations of the Company's Canadian and European subsidiaries which manufacture built-in ventilation products and windows and doors, were approximately 5.3% and 4.8% of operating earnings (before corporate overhead) in the second quarter of 2000 and 1999, respectively, and were approximately 5.6% and 4.5% of operating earnings (before corporate overhead) in the first six months of 2000 and 1999, respectively. The increase in foreign operating earnings as a percentage of net sales is principally as a result of the increased foreign sales and operating earnings from acquisitions. Sales and earnings derived from the international market are subject to the risks of currency fluctuations.

                       NORTEK, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 1, 2000
          AND FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1999
                                   (Continued)

Interest expense in the second quarter of 2000 decreased approximately $100,000 or approximately .4% as compared to 1999 and increased approximately $300,000 or approximately .6% in the first six months of 2000 as compared to 1999. The decrease in the second quarter of 2000 as compared to 1999 is primarily the result of debt payments in the quarter. The increase in the first six months of 2000 as compared to 1999 is primarily as a result of increased debt acquired and issued in connection with 1999 acquisitions, net of payments.

Investment income in the second quarter and first six months of 2000 decreased approximately $200,000 or approximately 11.8%, and approximately $1,100,000 or approximately 24.4%, respectively, as compared to 1999, primarily due to lower average invested balances as a result of funds used for acquisitions in 1999, partially offset by slightly higher yields.

The provision for income taxes was approximately $15,400,000 for the second quarter of 2000, as compared to approximately $15,700,000 for the second quarter of 1999 and approximately $18,800,000 for the first half of 2000, as compared to $18,700,000 for the first half of 1999. The income tax rates differed from the United States Federal statutory rate of 35% principally as a result of state income tax provisions, nondeductible amortization expense (for tax purposes) and the effect of foreign income tax on foreign source income.

Liquidity and Capital Resources
-------------------------------
The Company is highly leveraged, expects to continue to reduce its leverage but expects to continue to remain highly leveraged for the foreseeable future. At July 1, 2000, the Company had consolidated debt of approximately $1,031,458,000 consisting of (i) $13,801,000 of short-term borrowings and current maturities of long-term debt, (ii) $122,059,000 of notes, mortgage notes and other indebtedness, (iii) $209,344,000 of the 8 7/8% Senior Notes due 2008 ("8 7/8% Notes"), (iv) $174,225,000 of the 9 1/4% Senior Notes due 2007 ("9 1/4% Notes"),
(v)  $204,033,000  of the 9 7/8%  Senior  Subordinated  Notes  due 2004 ("9 7/8%
Notes")  and (vi)  $307,996,000  of the 9 1/8%  Senior  Notes  due 2007 ("9 1/8%
Notes"). At July 1, 2000, the Company had consolidated unrestricted cash, cash equivalents and marketable securities of approximately $84,743,000 as compared to approximately $115,112,000 at December 31, 1999 and the Company's debt to equity ratio was approximately 3.7:1 at July 1, 2000 as compared to 4.0:1 at December 31, 1999.

                          NORTEK, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 1, 2000
          AND FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1999
                                   (Continued)

The Company's ability to pay interest on or to refinance its indebtedness depends, among other items, on the successful integration of the operations of recent acquisitions and the Company's future performance, which, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. There can be no assurance that the Company will generate sufficient cash flow from the operation of its subsidiaries or that future financings will be available on acceptable terms or in amounts sufficient to enable the Company to service or refinance its indebtedness, or to make necessary capital expenditures.

The  Company  has  evaluated  and  expects  to  evaluate  possible   acquisition
transactions and possible dispositions of certain of its businesses on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions.

The indentures and other agreements governing the Company and its subsidiaries' indebtedness (including the indentures for the 8 7/8% Notes, the 9 1/4% Notes, the 9 7/8% Notes and the 9 1/8% Notes and a credit facility agreement for the Company's wholly owned subsidiary Ply Gem Industries, Inc. ("Ply Gem")) contain restrictive financial and operating covenants including covenants that restrict the ability of the Company and its subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions.

The Company expects to meet its cash flow requirements through fiscal 2000 from cash generated from operations, existing cash, cash equivalents and marketable securities, and financings, which may include securitization of accounts receivable and mortgage or capital lease financings.

On July 3, 2000, the Company acquired Eaton-Williams Holdings Limited ("Eaton-Williams"), of Edenbridge, England. Eaton-Williams designs, manufactures, installs and services a leading range of custom-made and standard humidification and air conditioning equipment. For its fiscal year ended April 2, 2000, Eaton-Williams reported sales of approximately $41,000,000. (See Note C of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

                        NORTEK, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 1, 2000
          AND FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1999
                                   (Continued)

The Company is in the process of integrating the recent acquisitions into its businesses, and it has and expects to achieve incremental synergies, cost savings and reductions during 2000, partially offset by certain costs and expenses. Plans for eliminating certain activities have been finalized for all significant acquisitions acquired through July 1, 2000. The total future expenditures associated with exit costs related to the integration effort are expected to be funded from the Company's operating cash flow. The integration of the NuTone acquisition and the acquisitions within the Windows, Doors and Siding Products Segment is taking longer than originally planned. If significant difficulty is encountered with the integration of acquisitions within the Windows, Doors and Siding Products Segment or acquisitions within other Segments, or if such synergies and cost savings are not realized, the results of operations, cash flow and financial condition of the Company likely will be adversely affected. There can be no assurance that the Company will be able to successfully manage and integrate recent acquisitions. (See Note I of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

Unrestricted cash and cash equivalents increased from approximately $80,893,000 at December 31, 1999 to approximately $84,743,000 at July 1, 2000. Marketable securities available for sale of approximately $34,219,000 at December 31, 1999 were sold during the first six months of 2000. At July 1, 2000, approximately $22,100,000 of the Company's cash and investments was classified as restricted in current assets in the Company's accompanying Unaudited Condensed Consolidated Balance Sheet. Approximately $10,600,000 of this amount was held in escrow until July 3, 2000 when it was used to fund the acquisition of Eaton-Williams and the balance of approximately $11,500,000 was pledged as collateral for insurance, employee benefits and other requirements.

Capital expenditures were approximately $14,300,000 for the first six months of 2000 and approximately $25,300,000 in the first six months of 1999. Capital expenditures were approximately $42,000,000 for the year ended December 31, 1999 and are expected to be approximately $45,000,000 for all of 2000.

The Company's Board of Directors has authorized a number of programs to purchase shares of the Company's Common and Special Common Stock. The most recent of these programs was announced on May 4, 2000, and allows the Company to purchase up to 1,000,000 shares of the Company's Common and Special Common Stock in open market or negotiated transactions, subject to market conditions, cash availability and provisions of the Company's outstanding debt instruments. As of August 4, 2000, the Company has purchased approximately 460,700 shares of its Common and Special Common Stock under this program for approximately $9,200,000 and accounted for such share purchases as Treasury Stock.

                        NORTEK, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 1, 2000
          AND FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1999
                                   (Continued)

At August 4, 2000, approximately $90,700,000 was available for the payment of cash dividends, stock payments or other restricted payments as defined under the terms of the Company's most restrictive indenture. (See Note D of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

The Company's working capital increased from approximately $324,492,000 at December 31, 1999 to approximately $352,648,000 at July 1, 2000 and its current ratio remained unchanged at 1.9:1 between December 31, 1999 and July 1, 2000.

Accounts receivable increased approximately $67,485,000 or approximately 27.7%, between December 31, 1999 and July 1, 2000, while net sales increased approximately $115,404,000 or approximately 23.6% in the second quarter of 2000 as compared to the fourth quarter of 1999. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on July 1, 2000 as compared to December 31, 1999. The Company has not experienced any significant overall changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in 2000.

Inventories increased approximately $36,781,000 or approximately 17.3%, between December 31, 1999 and July 1, 2000. The increase in inventories is primarily a result of expanded distribution of HVAC residential site-built products by the Company's Air Conditioning and Heating Products Segment and planned increases within the Windows, Doors and Siding Products Segment to meet anticipated higher demand within the third quarter of 2000.

Accounts payable increased approximately $40,318,000 or approximately 26.9%, between December 31, 1999 and July 1, 2000. The increase in accounts payable is primarily the result of increased inventory levels as discussed above.

                        NORTEK, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 1, 2000
          AND FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1999
                                   (Continued)

Unrestricted cash and cash equivalents increased approximately $3,850,000 from December 31, 1999 to July 1, 2000, principally as a result of the following:


                                                   Condensed
                                                 Consolidated
                                                  Cash Flows*
                                               -----------------
Operating Activities--

 Cash flow from operations,  net                 $ 54,327,000
 Increase in accounts  receivable, net            (69,101,000)
 Increase in inventories                          (36,454,000)
 Increase in prepaids and
 other  current  assets                            (1,781,000)
 Increase  in accounts  payable                    41,517,000
 Increase in accrued expenses and taxes            16,545,000

Investing Activities---
 Acquisition deposit held in escrow               (10,628,000)
 Proceeds from the sale of marketable
   securities, net                                 34,435,000
 Proceeds from the sale of fixed assets             5,361,000
 Capital expenditures                             (14,300,000)
 Increase in restricted cash and investments       (4,061,000)

Financing Activities---
 Payment of borrowings, net                        (5,669,000)
 Purchase of Nortek Common and Special
   Common Stock                                    (2,671,000)
  Other, net                                       (3,670,000)
                                                 ------------
                                                 $  3,850,000
                                                 ============


(*)Prepared from the Company's Consolidated Statement of Cash Flows for the six months ended July 1, 2000. (See Nortek, Inc. and Subsidiaries Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

The impact of changes in foreign currency exchange rates on cash was not material and has been included in other, net.

The Company's debt-to-equity ratio decreased from approximately 4.0:1 at December 31, 1999 to 3.7:1 at July 1, 2000, primarily as a result of an increase in equity due to net earnings for the first six months of 2000 and the net payment of borrowings, partially offset by the effect of the purchase of Nortek Common and Special Common Stock and changes in currency translation. (See the Consolidated Statement of Stockholders' Investment included elsewhere herein.)

At December 31, 1999, the Company's wholly-owned subsidiary, Ply Gem, had a net operating loss carry forward of approximately $21,300,000 that expires in 2011 and is subject to certain limitations imposed by the Internal Revenue Code. The Company expects to utilize approximately $17,500,000 of this net operating loss in its 2000 federal tax return, which will result in lower federal tax payments of approximately $6,125,000 for 2000.

                        NORTEK, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 1, 2000
          AND FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1999
                                   (Continued)

Inflation, Trends and General Considerations
--------------------------------------------
The Company has evaluated and expects to continue to evaluate possible acquisition transactions and the possible dispositions of certain of its businesses on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions.

The Company's performance is dependent to a significant extent upon the levels of new residential construction, residential replacement and remodeling and non-residential construction, all of which are affected by such factors as interest rates, inflation and unemployment. In the near term, the Company expects to operate in an environment of relatively stable levels of construction and remodeling activity. However, increases in interest rates could have a significant negative impact on the level of housing construction and remodeling activity.

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

Market Risk
-----------
As discussed more specifically below, the Company is exposed to market risks related to changes in interest rates, foreign currencies and commodity pricing. The Company uses derivative financial instruments on a limited basis to hedge economic exposures. The Company typically does not enter into derivative financial instruments or other financial instruments for trading purposes.

There have been no significant changes in market risk from the December 31, 1999 disclosures included in the Company's Annual Report on Form 10-K.

                        NORTEK, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 1, 2000
          AND FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1999
                                   (Continued)
A.   Interest Rate Risk
-----------------------
The Company is exposed to market risk from changes in interest rates primarily through its investing and borrowing activities. In addition, the Company's ability to finance future acquisition transactions may be impacted if the Company is unable to obtain appropriate financing at acceptable interest rates.

The Company's strategy for managing interest rate exposure is to invest in short-term, highly liquid investments and marketable securities. Short-term investments primarily consist of money market accounts, certificates of deposit and, corporate commercial paper with original maturities of 90 days or less.

The Company manages its borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities. In addition, the Company has hedged its exposure on a substantial portion of its variable rate debt by entering into interest rate swap agreements to lock in a fixed rate within a range of fluctuation.

B.   Foreign Currency Risk

The Company's results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Italian Lira and the Canadian Dollar. For the first six months of 2000, the net impact of foreign currency changes was not material to the Company's financial condition or results of operations. The Company manages its exposure to foreign currency exchange risk principally by trying to minimize the Company's net investment in foreign assets through the use of strategic short and long-term borrowings at the foreign subsidiary level. The Company generally does not enter into derivative financial instruments to manage foreign currency exposure. At July 1, 2000 the Company did not have any outstanding foreign currency hedging contracts.

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

                        NORTEK, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 1, 2000
          AND FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1999
                                   (Continued)

The Company generally does not enter into derivative financial instruments to manage commodity-pricing exposure. At July 1, 2000, the Company did not have any outstanding commodity forward contracts.

Year 2000 Disclosure
--------------------
The following Year 2000 statements constitute a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

As of August 4, 2000, none of the Company's subsidiaries had experienced any significant Year 2000 related problems. There have been no instances where mission-critical and non-mission-critical systems have failed to perform correctly. However, the Year 2000 issue still poses several potential risks to the Company and its subsidiaries. A number of the Company's customers and suppliers (third parties) utilize computers and computer software to varying degrees in conjunction with the operation of their businesses. The customers and suppliers of those businesses may utilize computers as well. Should the Company's customers and suppliers, or the businesses on which they depend experience any Year 2000 related computer problems, such third parties' cash flow could be disrupted, adversely affecting their ability to pay the Company, if a customer, or, if a supplier, their ability to pay their suppliers for goods needed to supply the Company. Such disruptions could have adverse effects on the Company and its subsidiaries. The Company assessed its Year 2000 third party exposure through the use of questionnaires and personal interviews during 1999. As of August 4, 2000, the Company was not aware of any supply or credit problems related to the Year 2000 issue.

Should Year 2000 related problems occur which cause any of the systems of certain third parties upon which the Company and its subsidiaries depends to become inoperative, increased personnel costs could be incurred if additional staff is required to perform functions that the inoperative systems would have otherwise performed. As of August 4, 2000, the Company had not experienced any disruptions of third party services related to the Year 2000 issue.

                        NORTEK, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 1, 2000
          AND FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1999
                                   (Continued)

The Company's expenditures for remediation directly related to correcting Year 2000 issues were approximately $6,000,000, including businesses acquired in 1999. The total expenditures of approximately $6,000,000 substantially all of which were incurred prior to December 31, 1999, consisted of approximately $2,000,000 of IT computer hardware equipment costs, approximately $3,000,000 of IT software and non-IT computer hardware expenditures and approximately $1,000,000 of other non-IT expenditures. All of the Company's Year 2000 compliance expenditures have been funded from the Company's operating cash flow.

The Company's Year 2000 compliance budget did not include significant amounts for hardware replacement because the Company has historically employed a strategy to continually upgrade its computer systems. Consequently, the Company's Year 2000 compliance budget did not require the diversion of funds from or the postponement of the implementation of other planned IT projects.

The Company believes it is not possible to estimate the potential lost revenue due to the remaining potential Year 2000 problems discussed above as the occurrence, extent and longevity of such potential problems cannot be predicted. As of August 4, 2000 the Company believes that it has not experienced any lost revenue related to the Year 2000 issue.

Forward-Looking Statements
--------------------------
This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this discussion and throughout this document, words, such as "intends," "plans," "estimates," "believes," "anticipates" and "expects" or similar expressions are intended to identify forward-looking statements. These statements are based on the Company's current plans and expectations and involve risks and uncertainties, over which the Company has no control, that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and operating results to differ include the availability and cost of certain raw materials, (including, among others, steel, copper, packaging materials, plastics resins, glass, wood and aluminum) and purchased components, the level of domestic and foreign construction and remodeling activity affecting residential and commercial markets, interest rates, employment, inflation, Y2K readiness, currency translation, consumer spending levels, operating in international economies, the rate of sales growth, price, and product and warranty liability claims. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update publicly any forward-looking

                        NORTEK, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 1, 2000
          AND FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1999
                                   (Continued)


statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Readers are also urged to carefully review and consider the various disclosures made by the Company, in this document, as well as the Company's periodic reports on Forms 10-K, 10-Q and 8-K, filed with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders

      At the Annual Meeting of Stockholders held on May 4, 2000 the following actions were taken by the following votes:

Proposal 1:  Election of Director

Director elected by the holders of Common Stock voting separately as a class --

                                                 Withheld     Broker
Name                      For       Against      Authority   Non-Votes
                      ----------  ----------    ----------   ----------
Class II (for a term
expiring at the 2003
Annual Meeting)

    Richard J. Harris  9,462,529          --       217,426          --


Proposal 2:  Approval of the 2000 Equity and Cash Incentive Plan

                                                              Broker
                         For        Against       Abstain    Non-Votes
                    -----------   -----------    ---------  ----------
                     10,864,001     3,374,007       36,287         ---

Proposal 3:  Approval of the 2000 Stock Option Plan for Directors

                                                              Broker
                        For         Against      Abstain     Non-Votes
                    -----------   -----------    ---------  ----------
                     12,181,778     2,054,533       37,984         ---

Item 6.      Exhibits and Reports on Form 8-K
             (a)  Exhibits

10.1 Performance Award to Richard L. Bready dated as of May 12, 2000 under the Company's 2000 Equity and Cash Incentive Plan (filed herewith).

10.2 Split Dollar Agreement dated as of December 20, 1996 between the Company and Douglass N. Ellis, Jr., as trustee of The Richard L. Bready 1996 Irrevocable Trust, together with appendix prepared by the Company (filed herewith).

10.3 Confirmatory Split Dollar Agreement No. 1 dated as of December 31, 1996 between the Company and Richard L. Bready, together with appendix prepared by the Company (filed herewith).

10.4 Assignment dated as of September 15, 1997 relating to interest of Richard L. Bready in Confirmatory Split Dollar Agreement No. 1 dated as of December 31, 1996 between the Company and Richard L.Bready
                       (filed herewith).

10.5 Confirmatory Split Dollar Agreement No. 2 dated as of December 31, 1996 between the Company and Richard L. Bready, together with appendix prepared by the Company (filed herewith).

10.6 First Amendment dated as of September 15, 1997 to Confirmatory Split Dollar Agreement No. 2 dated as of December 31, 1996 between the Company and Richard L. Bready (filed herewith).

10.7 Split Dollar Agreement dated as of June 29, 1999 between the Company and Douglass N. Ellis, Jr. as trustee of The Richard L. Bready and Cheryl A. Bready 1998 Irrevocable Trust, together with appendix prepared by the Company (filed herewith).

10.8 Split Dollar Agreement dated as of June 29, 1999 between the Company and Almon C. Hall, together with appendix prepared by the Company (filed herewith).

10.9 Split Dollar Agreement dated as of June 29, 1999 between the Company and Mark Richard Harris and Pamela Jean Harris as trustees of the Richard J. and Carole M. Harris 1999 Irrevocable Trust, together with appendix prepared by the Company (filed herewith).

27                     Financial Data Schedule (filed herewith).

             (b)  Reports on Form 8-K.

                     No reports on Form 8-K were filed during period.

                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NORTEK, INC.
                                        (Registrant)

                                        /s/ Almon C. Hall
                                       ----------------------------------
                                       Almon C. Hall, Vice President and
                                       Controller and Chief Accounting
                                       Officer

August 11, 2000
-----------------
(Date)