Form 10-Q
period 2000-09-30
NORTEK INC
filed 2000-11-13
CIK 72423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-Q
__________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

1-6112
(Commission File Number)
__________

NORTEK, INC.
(Exact name of registrant as specified in its charter)
__________

Delaware	05-0314991
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

50 Kennedy Plaza, Providence, RI	02903-2360
(Address of principal executive offices)	(Zip Code)

(401) 751-1600
(Registrant's telephone number, including area code)
__________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

The total number of shares of the registrant's Common Stock:

Class	Shares Outstanding November 3, 2000

Common stock, $1.00 par value	10,372,763

Special common stock, $1.00 par value	539,524

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands)

		September 30, 2000	December 31, 1999
		(Unaudited)
Assets
Current Assets:
Unrestricted	;
Cash and cash equivalents		$91,618	$80,893
Marketable securities available for sale		--	34,219
Restricted
Investments and marketable securities at cost, which
approximates market		9,997	11,240
Accounts receivable, less allowances of $12,312 and $13,019		299,113	243,763
Inventories:	;
Raw materials		102,619	89,581
Work in process		24,428	20,844
Finished goods		126,235	102,253

		253,282	212,678

Prepaid expenses		13,935	11,864
Other current assets		13,553	16,787
Prepaid income taxes		62,000	66,824

Total current assets		743,498	678,268

Property and Equipment, at Cost:
Land		17,035	16,270
Buildings and improvements		126,103	127,736
Machinery and equipment		366,635	348,445

		509,773	492,451
Less accumulated depreciation		187,806	163,834

Total property and equipment, net		321,967	328,617

Other Assets:
Goodwill, less accumulated amortization of $69,098 and $56,942		587,338	589,532
Intangible assets, less accumulated amortization of
$20,505 and $15,956		126,727	133,040
Deferred debt expense		19,628	22,068
Restricted investments and marketable securities
held by a pension trust		23,465	15,677
Other		43,755	42,482

		800,913	802,799

		$1,866,378	$1,809,684

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands)
(Continued)

	September 30, 2000	December 31, 1999
	(Unaudited)

Liabilities and Stockholders' Investment
Current Liabilities:
Notes payable and other short-term obligations	$12,021	$8,476
Current maturities of long-term debt	5,321	5,564
Accounts payable	173,599	149,772
Accrued expenses and taxes, net	186,236	174,662

Total current liabilities	377,177	338,474

Other Liabilities:
Deferred income taxes	69,079	73,499
Other	121,315	114,278

	190,394	187,777

Notes, Mortgage Notes and Obligations
Payable, Less Current Maturities	1,017,062	1,023,616

Stockholders' Investment:
Preference stock, $1 par value; authorized 7,000,000
shares, none issued	--	--
Common stock, $1 par value; authorized 40,000,000
shares; 18,749,951 and 18,738,292 shares issued	18,749	18,738
Special common stock, $1 par value; authorized 5,000,000
shares; 830,277 and 840,436 shares issued	831	841
Additional paid-in capital	208,808	208,755
Retained earnings	182,066	143,266
Accumulated other comprehensive loss	(17,027)	(11,822)
Less --treasury common stock at cost,
8,377,830 and 7,793,217 shares	(109,613)	(97,894)
--treasury special common stock
at cost, 290,106 and 290,054 shares	(2,069)	(2,067)

Total stockholders' investment	281,745	259,817

	$1,866,378	$1,809,684

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands except per share amounts)

	For The Three Months Ended
	September 30, 2000	October 2, 1999
	(Unaudited)

Net Sales	$590,790	$553,493

Costs and Expenses:
Cost of products sold	433,269	396,014
Selling, general and administrative expense	99,064	93,323
Amortization of goodwill and intangible assets	5,809	5,074

	538,142	494,411

Operating earnings	52,648	59,082
Interest expense	(24,400)	(24,225)
Investment income	1,752	1,643

Earnings before provision for income taxes	30,000	36,500
Provision for income taxes	14,300	15,900

Net Earnings	$15,700	$20,600

Net Earnings Per Share of Common Stock:
Basic	$1.42	$1.74

Diluted	$1.42	$1.70

Weighted Average Number of Shares:
Basic	11,025	11,808

Diluted	11,057	12,104

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands except per share amounts)

	For The Nine Months Ended
	September 30, 2000	October 2, 1999
	(Unaudited)

Net Sales	$1,686,240	$1,504,281

Costs and Expenses:
Cost of products sold	1,229,408	1,077,901
Selling, general and administrative expense	299,853	266,548
Amortization of goodwill and intangible assets	17,214	14,913

	1,546,475	1,359,362

Operating earnings	139,765	144,919
Interest expense	(72,994)	(72,564)
Investment income	5,129	6,145

Earnings before provision for income taxes	71,900	78,500
Provision for income taxes	33,100	34,600

Net Earnings	$38,800	$43,900

Net Earnings Per Share of Common Stock:
Basic	$3.43	$3.72

Diluted	$3.42	$3.65

Weighted Average Number of Shares:
Basic	11,299	11,802

Diluted	11,344	12,027

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands)

		For the Nine Months Ended
		September 30, 2000	October 2, 1999
		(Unaudited)

Cash flows from operating activities:
Net earnings	;	$38,800	$43,900

Adjustments to reconcile net earnings to cash:
Depreciation and amortization expense		45,222	40,133
Non-cash interest expense		2,981	2,828
Gain on sale of land		(1,704)	--
Deferred federal income tax provision		5,000	18,000
Changes in certain assets and liabilities, net
of effects from acquisitions and dispositions:
Accounts receivable, net		(50,656)	(54,968)
Prepaid and other current assets		(1,122)	2,276
Inventories		(35,968)	(23,480)
Accounts payable		18,194	35,385
Accrued expenses and taxes		6,357	(13,092)
Long-term assets, liabilities and other, net		1,476	(453)

Total adjustments to net earnings		(10,220)	6,629

Net cash provided by operating activities		28,580	50,529

Cash flows from investing activities:
Capital expenditures		(20,759)	(34,400)
Net cash paid for businesses acquired		(10,053)	(113,018)
Purchase of investments and marketable securities		(4,004)	(79,295)
Proceeds from the sale of investments and marketable securities		38,439	176,339
Proceeds from the sale of fixed assets		5,766	--
Change in restricted cash and investments		(6,418)	(3,968)
Other, net		(3,328)	(6,863)

Net cash used in investing activities		$(357)	$(61,205)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands)
(Continued)

	For the Nine Months Ended
	September 30, 2000	October 2, 1999
	(Unaudited)

Cash flows from financing activities:
Net (decrease) increase in borrowings	$(5,694)	$1,395
Purchase of Nortek common and special common stock	(11,776)	(6,982)
Other, net	(28)	385

Net cash used in financing activities	(17,498)	(5,202)

Net increase (decrease) in unrestricted cash and cash equivalents	10,725	(15,878)
Unrestricted cash and cash equivalents at the beginning of the period	80,893	87,876

Unrestricted cash and cash equivalents at the end of the period	$91,618	$71,998

Interest paid	$90,891	$90,380

Income taxes paid, net	$9,782	$8,993

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
FOR THE THREE MONTHS ENDED OCTOBER 2, 1999
(Dollar amounts in thousands)

		Common Stock	Special Common Stock	Addi- tional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Comprehensive Income(Loss)
		(Unaudited)

Balance, July 3, 1999		$18,692	$846	$207,857	$117,266	$(89,439)	$(13,508)	$ --
Net earnings	;	--	--	--	20,600	--	--	20,600
Other comprehensive income(loss):
Currency translation adjustment		--	--	--	--	--	952	952
Unrealized decrease in the value
of marketable securities		--	--	--	--	--	(50)	(50)

Comprehensive income								$21,502

2,309 shares of special common stock
converted into 2,309 shares of
common stock		3	(3)	--	--	--	--
40,083 shares of common stock issued
upon exercise of stock options		40	--	913	--	--	--
94,244 shares of treasury stock acquired		--	--	--	--	(3,378)	--
Other		--	--	89	--	--	--

Balance, October 2, 1999		$18,735	$843	$208,859	$137,866	$(92,817)	$(12,606)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
(Dollar amounts in thousands)

	Common Stock	Special Common Stock	Addi- tional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Comprehensive Income(Loss)
	(Unaudited)

Balance, July 1, 2000	$18,744	$836	$208,808	$166,366	$(102,703)	$(14,277)	$--
Net earnings	--	--	--	15,700	--	--	15,700
Other comprehensive income (loss):
Currency translation adjustment	--	--	--	--	--	(2,650)	(2,650)
Unrealized decrease in the value
of marketable securities	--	--	--	--	--	(100)	(100)

Comprehensive income							$12,950

5,313 shares of special common stock
converted into 5,313 shares of
common stock	5	(5)	--	--	--	--
448,200 shares of treasury stock
acquired	--	--	--	--	(8,979)	--

Balance, September 30, 2000	$18,749	$831	$208,808	$182,066	$(111,682)	$(17,027)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
FOR THE NINE MONTHS ENDED OCTOBER 2, 1999
(Dollar amounts in thousands)

		Common Stock	Special Common Stock	Addi- tional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Comprehensive Income(Loss)
		(Unaudited)

Balance, December 31, 1998		$18,428	$ 855	$201,626	$ 93,966	$ (85,669)	$ (11,596)	$ --
Net earnings	;	--	--	--	43,900	--	--	43,900
Other comprehensive income (loss):
Currency translation adjustment		--	--	--	--	--	(1,197)	(1,197)
Unrealized increase in the value of
marketable securities		--	--	--	--	--	187	187

Comprehensive income								$42,890

11,484 shares of special common stock
converted into 11,484 shares of
common stock		12	(12)	--	--	--	--
60,698 shares of common stock issued
upon exercise of stock options		60	--	1,064	--	--	--
234,494 shares of treasury stock acquired		--	--	--	--	(7,148)	--
235,000 shares of common stock issued as
partial consideration for an acquisition		235	--	6,080	--	--	--
Other		--	--	89	--	--	--

Balance, October 2, 1999		$18,735	$ 843	$208,859	$ 137,866	$ (92,817)	$ (12,606)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
(Dollar amounts in thousands)

		Common Stock	Special Common Stock	Addi- tional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Comprehensive Income(Loss)
		(Unaudited)

Balance, December 31, 1999		$18,738	$841	$208,755	$143,266	$(99,961)	$(11,822)	$--
Net earnings	;	--	--	--	38,800	--	--	38,800
Other comprehensive income (loss):
Currency translation adjustment		--	--	--	--	--	(4,960)	(4,960)
Unrealized decrease in the value of
marketable securities		--	--	--	--	--	(245)	(245)

Comprehensive income								$33,595

10,159 shares of special common stock
converted into 10,159 shares of
of common stock		10	(10)	--	--	--	--
1,500 shares of common stock issued
upon exercise of stock options		1	--	53	--	--	--
584,665 shares of treasury stock
acquired		--	--	--	--	(11,721)	--

Balance, September 30, 2000		$18,749	$831	$208,808	$182,066	$(111,682)	$(17,027)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND OCTOBER 2, 1999

(A)

The unaudited condensed consolidated financial statements (the “Unaudited Financial Statements”) presented have been prepared by Nortek, Inc. and include the accounts of Nortek, Inc., and all of its significant wholly owned subsidiaries (the “Company”) after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Although certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted, the Company believes that the disclosures included are adequate to make the information presented not misleading. Certain amounts in the Unaudited Financial Statements for prior periods have been reclassified to conform to the September 30, 2000 presentation. It is suggested that these Unaudited Financial Statements be read in conjunction with the financial statements and the notes included in the Company’s latest Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

(B)

Acquisitions are accounted for as purchases and, accordingly, have been included in the Company’s consolidated results of operations since the acquisition date. Purchase price allocations are subject to refinement until all pertinent information regarding the acquisitions is obtained.

(C)

On July 3, 2000, the Company acquired Eaton-Williams Holdings Limited (“Eaton-Williams”), of Edenbridge, England. Eaton-Williams designs, manufactures, installs and services custom-made and standard air conditioning and humidification equipment. For its fiscal year ended April 2, 2000, Eaton-Williams reported sales of approximately £27,000,000 ($41,000,000).

(D)

The Company’s Board of Directors has authorized a number of programs to purchase shares of the Company’s Common and Special Common Stock. The most recent of these programs was announced on May 4, 2000, and allows the Company to purchase up to 1,000,000 shares of the Company’s Common and Special Common Stock in open market or negotiated transactions, subject to market conditions, cash availability and provisions of the Company’s outstanding debt instruments. As of November 3, 2000, the Company has purchased approximately 460,700 shares of its Common and Special Common Stock under this program for approximately $9,200,000 and accounted for such share purchases as Treasury Stock.

At November 3, 2000 approximately $100,100,000 was available for the payment of cash dividends, stock purchases or other restricted payments as defined under the terms of the Company’s most restrictive Indenture.

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND OCTOBER 2, 1999
(Continued)

A reconciliation between basic and diluted earnings per share is as follows:

		Three Months Ended		Nine Months Ended
		Sept. 30, 2000	Oct.2, 1999	Sept. 30, 2000	Oct. 2, 1999
		(In thousands except per share amounts)

Net earnings		$15,700	$20,600	$38,800	$43,900
Basic EPS:
Basic common shares		11,025	11,808	11,299	11,802

Basic EPS		$1.42	$1.74	$3.43	$3.72

Diluted EPS:	;
Basic common shares		11,025	11,808	11,299	11,802
Plus: Impact of stock options		32	296	45	225

Diluted common shares		11,057	12,104	11,344	12,027

Diluted EPS		$1.42	$1.70	$3.42	$3.65

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

Effective January 1, 2001, the Company will adopt SFAS No. 133. Management believes that the adoption of this statement will not be material to the consolidated financial statements.

(G)

The Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition including both broad conceptual discussions as well as certain industry-specific guidance. The application of this guidance was not material to the consolidated financial statements.

(H)

The Company has three reportable segments: the Residential Building Products Segment; the Air Conditioning and Heating Products Segment; and the Windows, Doors and Siding Products Segment. In the tables below, Other includes corporate related items, results of insignificant operations, intersegment eliminations and certain income and expense items not allocated to reportable segments.The Company evaluates segment performance based on operating earnings before allocations of corporate overhead costs. The income statement impact of all purchase accounting adjustments, including goodwill and intangible assets amortization, is included in the operating earnings of the applicable segment. Intersegment net sales and eliminations were not material for any of the periods presented.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND OCTOBER 2, 1999
(Continued)

Summarized unaudited financial information for the Company’s reportable segments is presented in the tables that follow for the three months and nine months ended September 30, 2000 and October 2, 1999.

	Three Months Ended		Nine Months Ended
	Sept. 30, 2000	Oct. 2, 1999	Sept. 30, 2000	Oct. 2, 1999
	(Amounts in thousands)

Net Sales:
Residential building products	$163,276	$162,402	$501,437	$477,770
Air conditioning and heating products	175,849	144,152	483,136	417,898
Windows, doors and siding products	234,003	226,346	646,017	549,317
Other	17,662	20,593	55,650	59,296

	$590,790	$553,493	$1,686,240	$1,504,281

Operating Earnings (Loss):
Residential building products	$22,117	$27,297	$70,491	$69,878
Air conditioning and heating products	22,355	19,342	59,221	50,597
Windows, doors and siding products	14,770	17,711	26,004	38,862
Other, net	(6,594)	(5,268)	(15,951)	(14,418)

	52,648	59,082	139,765	144,919
Unallocated:
Interest expense	(24,400)	(24,225)	(72,994)	(72,564)
Investment income	1,752	1,643	5,129	6,145

Earnings before provision for income taxes	$30,000	$36,500	$71,900	$78,500

	Three Months Ended		Nine Months Ended
	Sept. 30, 2000	Oct. 2, 1999	Sept. 30, 2000	Oct. 2, 1999
	(Amounts in thousands)

Depreciation and Amortization:
Residential building products	$4,817	$4,651	$15,660	$14,711
Air conditioning and heating products	2,977	2,734	8,991	7,946
Windows, doors and siding products	6,106	5,644	19,451	16,202
Other	369	292	1,120	1,274

	$14,269	$13,321	$45,222	$40,133

(I)

The Company has recorded liabilities in connection with acquisitions related to employee terminations and other exit costs associated with management’s plans to eliminate certain activities of acquired entities. The Company recorded approximately $100,000 of liabilities in the three months and approximately $2,300,000 in the nine months ended September 30, 2000, which principally relate to the termination of certain employees. As of September 30, 2000, plans for eliminating certain activities of all acquisitions entered into through September 30, 2000 have been finalized for all significant acquisitions.

Charges to these liabilities for employee termination costs include payroll, payroll taxes and insurance benefits related to severance arrangements and were approximately $400,000 and $1,300,000 for the three months and nine months ended September 30, 2000, respectively. Charges to the liabilities for other exit costs relate principally to lease costs and other costs of closing facilities and legal and consulting fees that were incurred due to the implementation of the Company’s exit strategies. Charges to the liabilities for other exit costs were approximately $80,000 and $640,000 for the three months and nine months ended September 30, 2000, respectively. At September 30, 2000, liabilities in connection with acquisitions related to employee terminations and other exit costs totaled approximately $3,200,000.

(J)	In the second quarter of 2000, the Company sold a parcel of land resulting in a pre-tax gain of approximately $1,700,000 ($.10 net after tax per share) which is included in operating earnings.

(K)

At December 31, 1999, the Company’s wholly-owned subsidiary, Ply Gem Industries, Inc. had a net operating loss carry forward of approximately $21,300,000 that expires in 2011 and is subject to certain limitations imposed by the Internal Revenue Code. The Company expects to utilize approximately $17,500,000 of this net operating loss in its 2000 federal tax return, which will result in lower federal tax payments of approximately $6,125,000 for 2000.

The Company provides income taxes on an interim basis based upon the estimated annual effective income tax rate. Based on this method, the following reconciles the federal statutory income tax rate to the estimated effective annual tax rate of approximately 46.0% and 44.1% in the first nine months of 2000 and 1999, respectively.

	Nine Months Ended
	Sept. 30 2000	Oct. 2, 1999

Income tax provision at the federal statutory rate	$25,165	$27,475
Net Change from federal statutory rate:
State income taxes, net
of federal income tax effect	1,244	1,653
Amortization not deductible for income tax purposes	4,793	4,012
Other nondeductible items	616	550
Tax effect resulting from foreign activities	976	866
Other, net	306	44

	$33,100	$34,600

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000
AND FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 2, 1999

The Company is a diversified manufacturer of residential and commercial building products, operating within three principal segments: the Residential Building Products Segment, the Air Conditioning and Heating Products Segment, and the Windows, Doors and Siding Products Segment. In the results of operations presented below, Other includes corporate related items, results of insignificant operations and certain income and expenses not allocable to reportable segments. Through its principal segments, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the residential and commercial construction, manufactured housing, the do-it-yourself (“DIY”) and professional remodeling and renovation markets. (As used in this report, the terms “Company”and “Nortek”refer to Nortek, Inc., together with its subsidiaries, unless the context indicates otherwise. Such terms as “Company”and “Nortek”are used for convenience only and are not intended as a precise description of any of the separate corporations, each of which manages its own affairs.)

The Residential Building Products Segment manufactures and distributes built-in products primarily for the residential new construction, DIY and professional remodeling and renovation markets. The principal products sold by the Segment include kitchen range hoods, bath fans and combination units (fan, heater and light combinations). The Air Conditioning and Heating Products Segment manufactures and sells heating, ventilating, and air conditioning systems (“HVAC”) for custom-designed commercial applications and for manufactured and site-built residential housing. The Windows, Doors and Siding Products Segment principally manufactures and distributes vinyl, wood and composite windows; vinyl, wood, steel and composite patio and entry doors; vinyl siding, skirting, aluminum trim coil and soffits; blocks, vents, shutters, sunrooms, fencing, railing and decking for use in the residential construction, DIY and professional renovation markets.

On July 3, 2000, the Company acquired Eaton-Williams Holdings Limited (“Eaton-Williams”), of Edenbridge, England. On March 8, 1999, the Company acquired Webco, Inc. (“Webco”). On April 23, 1999, the Company acquired three businesses from Caradon plc of the United Kingdom: Peachtree Windows and Doors, Thermal-Gard and CWD Windows and Doors (the “Caradon Acquired Companies”). Other 1999 acquisitions included Multiplex Technologies, Inc. (“Multiplex”) on May 28, 1999, Kroy Building Products, Inc. (“Kroy”) on September 9, 1999 and Xantech Corporation (“Xantech”) on December 3, 1999. These acquisitions have been accounted for under the purchase method of accounting. Accordingly, the results of Eaton-Williams, Webco, the Caradon Acquired Companies, Multiplex, Kroy and Xantech are included in the Company’s consolidated results since the date of their acquisition.

Results of Operations

The tables that follow present the unaudited net sales and operating earnings for the Company’s principal segments for the third quarter and nine months ended September 30, 2000 and October 2, 1999, and the dollar amount and percentage change of such results as compared to the prior comparable period.

	Third Quarter Ended		Change in Third Quarter 2000 as Compared to 1999
	September 30, 2000	October 2, 1999	$	%
	(Dollar amounts in thousands)

Net Sales:
Residential building products	$163,276	$162,402	$874		.5%
Air conditioning and heating products	175,849	144,152	31,697	22.0
Windows, doors and siding products	234,003	226,346	7,657	3.4
Other	17,662	20,593	(2,931)	(14.2)

	$590,790	$553,493	$37,297	6.7%

Operating Earnings (Loss):
Residential building products	$22,117	$27,297	$(5,180)	(19	.0)%
Air conditioning and heating products	22,355	19,342	3,013	15.6
Windows, doors and siding products	14,770	17,711	(2,941)	(16.6)
Other, net	(6,594)	(5,268)	(1,326)	(25.2)

	$52,648	$59,082	$(6,434)	(10	.9)%

	Nine Months Ended		Change in First Nine Months 2000 as Compared to 1999
	September 30, 2000	October 2, 1999	$	%
	(Dollar amounts in thousands)

Net Sales:
Residential building products	$501,437	$477,770	$23,667	5.0%
Air conditioning and heating products	483,136	417,898	65,238	15.6
Windows, doors and siding products	646,017	549,317	96,700	17.6
Other	55,650	59,296	(3,646)	(6.1)

	$1,686,240	$1,504,281	$181,959	12.1%

Operating Earnings (Loss):
Residential building products	$70,491	$69,878	$613	.9%
Air conditioning and heating products	59,221	50,597	8,624	17.0
Windows, doors and siding products	26,004	38,862	(12,858)	(33.1)
Other, net	(15,951)	(14,418)	(1,533)	(10.6)

	$139,765	$144,919	$(5,154)	(3	.6)%

The tables that follow, set forth, for the periods presented, (a) certain unaudited consolidated operating results, (b) the change in the amount and the percentage change of such results as compared to the prior comparable period, (c) the percentage which such results bear to net sales, and (d) the change of such percentages as compared to the prior comparable period. The results of operations for the third quarter and nine months ended September 30, 2000 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

		Third Quarter Ended		Change in Third Quarter 200 as Compared to 1999
		September 30, 2000	October 2, 1999	$	%
		(Dollar amounts in millions)

Net sales		$590.8	$553.5	$37.3	6.7%
Cost of products sold		433.3	396.0	(37.3)	(9.4)
Selling, general and administrative expense		99.0	93.3	(5.7)	(6.1)
Amortization of goodwill and intangible assets		5.8	5.1	(.7)	(13.7)

Operating earnings		52.7	59.1	(6.4)	(10.8)
Interest expense		(24.4)	(24.3)	(.1)		(.4)
Investment income		1.7	1.7	--	--

Earnings before provision for income taxes		30.0	36.5	(6.5)	(17.8)
Provision for income taxes		14.3	15.9	1.6	10.1

Net earnings	;	$15.7	$20.6	$(4.9)	(23	.8)%

		Percentage of Net Sales Third Quarter Ended		Change in Percentage for the Third Quarter 2000 as Compared to 1999
		September 30, 2000	October 2, 1999

Net sales		100.0%	100.0%	---%
Cost of products sold		73.3	71.5	(1.8)
Selling, general and administrative expense		16.8	16.9		.1
Amortization of goodwill and intangible assets		1.0	.9		(.1)

Operating earnings		8.9	10.7	(1.8)
Interest expense		(4.1)	(4.4)		.3
Investment income		.3	.3	--

Earnings before provision for income taxes		5.1	6.6	(1.5)
Provision for income taxes		2.4	2.9		.5

Net earnings	;	2.7%	3.7%	(1	.0)%

		Nine Months Ended		Change in First Nine Months 2000 as Compared to 1999
		September 30, 2000	October 2, 1999	$	%
		(Dollar amounts in millions)

Net sales		$1,686.2	$1,504.3	$181.9		12.1%
Cost of products sold		1,229.4	1,077.9	(151.5)		(14.1)
Selling, general and administrative expense		299.8	266.6	(33.2)		(12.5)
Amortization of goodwill and intangible assets		17.2	14.9	(2.3)		(15.4)

Operating earnings		139.8	144.9	(5.1)		(3.5)
Interest expense		(73.0)	(72.6)	(.4)		(.6)
Investment income		5.1	6.2	(1.1)		(17.7)

Earnings before provision for income taxes		71.9	78.5	(6.6)		(8.4)
Provision for income taxes		33.1	34.6	1.5		4.3

Net earnings	;	$38.8	$43.9	$(5.1)	(11	.6)%

		Percentage of Net Sales Nine Months Ended		Change in Percentage for the First Nine Months 2000 as Compared to 1999
		September 30, 2000	October 2, 1999

Net sales		100.0%	100.0%	---%
Cost of products sold		72.9	71.7	(1.2)
Selling, general and administrative expense		17.8	17.7	(.1)
Amortization of goodwill and intangible assets		1.0	1.0	--

Operating earnings		8.3	9.6	(1.3)
Interest expense		(4.3)	(4.8)	.5
Investment income		.3	.4	(.1)

Earnings before provision for income taxes		4.3	5.2	(.9)
Provision for income taxes		2.0	2.3	.3

Net earnings	;	2.3%	2.9%	(.6)%

Net sales increased approximately $37,300,000 or approximately 6.7% for the third quarter of 2000, as compared to 1999 (or increased approximately $39,400,000 or approximately 7.1% excluding the effect of changes in foreign exchange rates) and increased approximately $181,900,000 or approximately 12.1% for the first nine months of 2000, as compared to 1999 (or increased approximately $187,900,000 or approximately 12.5% excluding the effect of changes in foreign exchange rates). Net sales increased for the third quarter and nine months ended September 30, 2000 as compared to the third quarter and nine months ended October 2, 1999 as a result of acquisitions, price increases and higher net sales volume. Acquisitions contributed approximately $25,400,000 and $118,800,000 of the total increase in net sales for the third quarter and nine months ended September 30, 2000, respectively. In the Residential Building Products Segment, net sales increased approximately $900,000 or approximately .5% (or approximately $3,000,000 excluding the effect of changes in foreign exchange rates) in the third quarter of 2000 as compared to 1999 and increased approximately $23,700,000 or approximately 5.0% (or approximately $29,700,000 excluding the effect of foreign exchange rates) in the first nine months of 2000 as compared to 1999, principally as a result of approximately $3,800,000 and $18,600,000 of sales from acquisitions in the third quarter and first nine months of 2000, respectively, and higher sales volume of kitchen range hoods and bath fans in the first nine months of 2000. In the Air Conditioning and Heating Products Segment, net sales increased approximately $31,700,000 or 22.0% and $65,200,000 or 15.6% for the third quarter and first nine months of 2000, respectively, as compared to 1999. The increase in net sales in this segment is principally as a result of higher sales volume of products sold to customers serving the residential site-built and commercial markets, partially offset by lower sales of products to customers serving the manufactured housing market, in line with the overall softness in business being experienced in the manufactured housing industry. Acquisitions contributed approximately $13,500,000 and $17,500,000, to the increase in net sales in the third quarter and first nine months of 2000 in this Segment, respectively. It is anticipated that the weakness in the manufactured housing industry will continue throughout the balance of the year and is expected to continue to have an adverse effect on this Segment’s sales as compared to 1999. In the Windows, Doors and Siding Segment, net sales increased approximately $7,700,000 or 3.4% and $96,700,000 or 17.6% in the third quarter and first nine months of 2000, respectively, principally as a result of 1999 acquisitions which contributed approximately $8,100,000 and $82,700,000 in the third quarter and first nine months of 2000, respectively. The increase of approximately $14,000,000 in net sales, before considering the effect of acquisitions, in this Segment in the first nine months of 2000 principally resulted from increased sales prices and sales volume of vinyl siding and related products and accessories, partially offset by lower sales volume of windows and doors. Net sales in the Windows, Doors and Siding Products Segment decreased approximately $400,000, before considering the effect of acquisitions, in the third quarter of 2000 as compared to 1999 principally due to lower sales volume of windows and doors and slightly lower sales volume of vinyl siding and related products and accessories partially offset by increased sales prices of vinyl siding and related products and accessories.

Cost of products sold as a percentage of net sales increased from approximately 71.5% in the third quarter of 1999 to approximately 73.3% in the third quarter of 2000 and increased from approximately 71.7% in the first nine months of 1999 to 72.9% in the first nine months of 2000. These increases in the percentages principally resulted from the effect of higher material costs (principally resin costs in the Windows, Doors and Siding Products Segment), certain product mix changes and integration costs incurred in 2000 (principally in the Residential Building Products Segment). The rising cost of vinyl resin, as a result of rising petroleum prices, is expected to continue to adversely impact cost of sales percentages in the next several quarters. This situation, however, may be mitigated as sales price increases, cost reduction measures and price stabilization for vinyl products are implemented in the Windows, Doors and Siding Products Segment. During the third quarter and first nine months of 2000 higher than anticipated costs as a result of delays in the rationalization and relocation of some of NuTone’s manufacturing operations into the Residential Building Products Segment was also a factor in the increase in the percentages. To a lesser extent, acquisitions in the Air Conditioning and Heating Products Segment, which have a higher cost of products sold as a percentage of net sales had an effect on the increase in the percentages and was offset by the effect of acquisitions in the Residential Building Products Segment which have a lower cost of products sold as a percentage of net sales then the overall group of businesses owned prior to these acquisitions. Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, material costs and changes in productivity levels.

Selling, general and administrative expense as a percentage of net sales decreased slightly from approximately 16.9% in the third quarter of 1999 to approximately 16.8% in the third quarter of 2000 and increased slightly from approximately 17.7% in the first nine months of 1999 to approximately 17.8% in the first nine months of 2000. Selling, general and administrative expense in the first nine months of 2000 was reduced by approximately $1,700,000 from the gain on the sale of land in the second quarter of 2000. Selling, general and administrative expense as a percentage of net sales, excluding the effect of the gain on the sale of land in the second quarter of 2000, increased from approximately 17.7% in the first nine months of 1999 to approximately 17.9% in the first nine months of 2000. The increase in the percentage in the first nine months of 2000 was principally as a result of the 1999 acquisitions in the Residential Building Products and the Windows, Doors and Siding Products Segments, which have a higher expense level as a percentage of net sales than the overall group of businesses owned prior to the acquisitions, partially offset by lower expense levels in the window and door product lines in the Windows, Doors and Siding Products Segment. The decrease in the percentage in the third quarter of 2000 was principally as a result of lower expense levels in the window and door product lines in the Windows, Doors and Siding Products Segment partially offset by higher expense levels associated with the integration of NuTone into the Company’s operations in the Residential Building Products Segment.

Amortization of goodwill and intangible assets, as a percentage of net sales, increased slightly from .9% of net sales in the third quarter of 1999 to 1.0% in the third quarter of 2000 and remained unchanged at approximately 1.0% of net sales in the first nine months of 1999 and 2000 principally as a result of increased amortization in relation to acquisitions partially offset by increased sales volume.

Consolidated operating earnings decreased approximately $6,400,000 from approximately $59,100,000 in the third quarter of 1999 to approximately $52,700,000 in the third quarter of 2000, and decreased approximately $5,100,000 from approximately $144,900,000 in the fist nine months of 1999 to approximately $139,800,000 in the first nine months of 2000. Included in consolidated operating earnings for the first nine months of 2000 was a gain on the sale of land of approximately $1,700,000 which was recorded in the second quarter. Acquisitions contributed approximately $2,200,000 in operating earnings in the third quarter of 2000 which consisted of an increase of approximately $800,000 in the Residential Building Products Segment, an increase of approximately $300,000 in the Air Conditioning and Heating Products Segment and an increase of approximately $1,100,000 in the Windows, Doors and Siding Products Segment. Acquisitions contributed approximately $5,100,000 in operating earnings in the first nine months of 2000, which consisted of an increase of approximately $1,900,000 in the Residential Building Products Segment, an increase of approximately $800,000 in the Air Conditioning and Heating Products Segment and an increase of approximately $2,400,000 in the Windows, Doors and Siding Products Segment. Higher than anticipated costs have occurred during the third quarter and the first nine months of 2000 as a result of delays in the rationalization and relocation of some of NuTone’s manufacturing operations into the Residential Building Products Segment.

Consolidated operating earnings have been reduced by depreciation and amortization expense (other than amortization of deferred debt expense and debt discount) of approximately $14,200,000 and approximately $13,300,000 for the third quarter ended September 30, 2000 and October 2, 1999, respectively, and approximately $45,200,000 and approximately $40,100,000 for the first nine months ended September 30, 2000 and October 2, 1999, respectively. Businesses acquired contributed approximately $600,000 and approximately $3,500,000 of the increase in depreciation and amortization expense in the third quarter and first nine months of 2000, respectively, of which approximately $100,000 was in the Residential Building Products Segment, approximately $200,000 was in the Air Conditioning and Heating Products Segment and approximately $300,000 was in the Windows, Doors and Siding Products Segment in the third quarter of 2000 and approximately $800,000 was in the Residential Building Products Segment, approximately $300,000 was in the Air Conditioning and Heating Products Segment and approximately $2,400,000 was in the Windows, Doors and Siding Products Segment in the first nine months of 2000.

Consolidated operating earnings, excluding earnings from acquisitions and the $1,700,000 gain on the sale of land in the second quarter of 2000, decreased approximately $8,600,000 from approximately $59,100,000 in the third quarter of 1999 to approximately $50,500,000 in the third quarter of 2000 and decreased approximately $11,900,000 in the first nine months from approximately $144,900,000 in the first nine months of 1999 to approximately $133,000,000 in the first nine months of 2000. These changes in operating earnings were due, in part, to a decrease of approximately $5,900,000 and $1,200,000 in the third quarter and first nine months of 2000, respectively, in operating earnings excluding acquisitions in the Residential Building Products Segment. These decreases within the Residential Building Products Segment were due primarily to increased manufacturing costs as a result of delays in the rationalization and relocation of some of NuTone’s manufacturing operations partially offset by increased sales volume without a proportionate increase in cost and expenses, principally in the first six months of 2000. Operating earnings increased approximately $2,700,000 and approximately $7,800,000 in the third quarter and first nine months of 2000, respectively, excluding the effect of acquisitions in the Air Conditioning and Heating Products Segment. The increase in operating earnings, in both periods, in the Air Conditioning and Heating Products Segment arose from higher sales levels of commercial and site-built residential products, partially offset by a decline in operating earnings from lower sales volume of air conditioning and heating products sold to the manufactured housing market as compared to the first nine months of 1999 due to a slowdown in the manufactured housing industry. The softness in the manufactured housing industry is expected to adversely effect this Segment’s operating earnings during the next several quarters as compared to 1999. It is expected, that over the next several quarters, the effect of this softness will continue to be somewhat offset by increased earnings from higher sales levels of site-built residential air conditioning products. Operating earnings decreased approximately $4,100,000 in the third quarter of 2000 and approximately $15,300,000 in the first nine months of 2000, excluding acquisitions, in the Windows, Doors and Siding Products Segment. These decreases in operating earnings were primarily as a result of rising petroleum prices which have caused significantly higher PVC resin cost and have substantially raised manufacturing costs of vinyl products in this segment. These decreases were partially offset by the effect of increased sales volume of vinyl siding (in the first nine months) and increased sales prices of vinyl siding, windows and door products and lower costs and expenses of certain window and door products. The Company expects future operating earnings in this segment to be adversely affected by higher vinyl resin costs until further sales price increases, cost reduction measures and price stabilization for this Segment’s vinyl products occur.

Operating earnings of foreign operations, consisting primarily of the results of operations of the Company’s Canadian and European subsidiaries which manufacture built-in ventilation products, windows and doors and, beginning in the third quarter of 2000 air conditioning and humidification equipment, were approximately 10.2% and 8.23% of operating earnings (before corporate overhead) in the third quarter of 2000 and 1999, respectively, and were approximately 7.35% and 6.35% of operating earnings (before corporate overhead) in the first nine months of 2000 and 1999, respectively. The increase in foreign operating earnings as a percentage of net sales is principally as a result of increased foreign operating earnings, including the effect of foreign acquisitions and a decline in domestic operating earnings. Sales and earnings derived from the international market are subject to the risks of currency fluctuations.

Interest expense in the third quarter of 2000 increased approximately $100,000 or approximately .4% as compared to 1999 and increased approximately $400,000 or approximately .6% in the first nine months of 2000 as compared to 1999. These increases are primarily as a result of debt acquired and issued in connection with acquisitions, net of payments.

Investment income increased slightly in the third quarter of 2000 and decreased approximately $1,100,000 or approximately 17.7%, in the first nine months of 2000, as compared to 1999, primarily due to lower average invested balances as a result of funds used for acquisitions in 1999 and 2000, partially offset by slightly higher yields.

The provision for income taxes was approximately $14,300,000 for the third quarter of 2000, as compared to approximately $15,900,000 for the third quarter of 1999 and approximately $33,100,000 for the first nine months of 2000, as compared to $34,600,000 for the first nine months of 1999. The income tax rates differed from the United States federal statutory income tax rate of 35% principally as a result of state income tax provisions, nondeductible amortization expense (for tax purposes) and the tax effect resulting from foreign activities. (See Note K of the Notes to the Unaudited Condensed Consolidated Financial Statements, included elsewhere herein.)

Liquidity and Capital Resources

The Company is highly leveraged, expects to reduce its leverage over time but expects to continue to remain highly leveraged for the foreseeable future. At September 30, 2000, the Company had consolidated debt of approximately $1,034,404,000 consisting of (i) $17,342,000 of short-term borrowings and current maturities of long-term debt, (ii) $121,336,000 of notes, mortgage notes and other indebtedness, (iii) $209,359,000 of 8 7/8% Senior Notes due 2008 (“8 7/8% Notes”), (iv) $174,246,000 of 9 1/4% Senior Notes due 2007 (“9 1/4% Notes”), (v) $204,076,000 of 9 7/8% Senior Subordinated Notes due 2004 (“9 7/8% Notes”) and (vi) $308,045,000 of 9 1/8% Senior Notes due 2007 (“9 1/8% Notes”). At September 30, 2000, the Company had consolidated unrestricted cash, cash equivalents and marketable securities of approximately $91,618,000 as compared to approximately $115,112,000 at December 31, 1999 and the Company’s debt to equity ratio was approximately 3.7:1 at September 30, 2000 as compared to 4.0:1 at December 31, 1999.

The Company’s ability to pay interest on or to refinance its indebtedness depends, among other items, on the successful integration of the operations of recent acquisitions and the Company’s future performance, which, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. There can be no assurance that the Company will generate sufficient cash flow from the operation of its subsidiaries or that future financings will be available on acceptable terms or in amounts sufficient to enable the Company to service or refinance its indebtedness, or to make necessary capital expenditures.

The Company has evaluated and expects to evaluate possible acquisition transactions and possible dispositions of certain of its businesses on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions.

The indentures and other agreements governing the Company and its subsidiaries’indebtedness (including the indentures for the 8 7/8% Notes, the 9 1/4% Notes, the 9 7/8% Notes and the 9 1/8% Notes and a credit facility agreement for the Company’s wholly owned subsidiary Ply Gem Industries, Inc. (“Ply Gem”)) contain restrictive financial and operating covenants including covenants that restrict the ability of the Company and its subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions.

The Company expects to meet its cash flow requirements through the next twelve months from cash generated from operations, existing cash, cash equivalents and marketable securities, and financings, which may include securitization of accounts receivable and mortgage or capital lease financings.

On July 3, 2000, the Company acquired Eaton-Williams Holdings Limited (“Eaton-Williams”), of Edenbridge, England. Eaton-Williams designs, manufactures, installs and services custom-made and standard humidification and air conditioning equipment. For its fiscal year ended April 2, 2000, Eaton-Williams reported sales of approximately $41,000,000. (See Note C of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

The Company is in the process of integrating recent acquisitions into its businesses, and it has and expects to achieve future incremental synergies, cost savings and reductions, partially offset by certain costs and expenses. Plans for eliminating certain activities have been finalized for all significant acquisitions completed through September 30, 2000. The total future expenditures associated with exit costs related to the integration effort are expected to be funded from the Company’s operating cash flow. The integration of the NuTone acquisition and the acquisitions within the Windows, Doors and Siding Products Segment is taking longer than originally planned. If significant difficulty is encountered with the integration of acquisitions, or if such synergies and cost savings are not realized, the results of operations, cash flow and financial condition of the Company likely will be adversely affected. There can be no assurance that the Company will be able to successfully manage and integrate recent acquisitions. (See Note I of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

Unrestricted cash and cash equivalents increased from approximately $80,893,000 at December 31, 1999 to approximately $91,618,000 at September 30, 2000. Marketable securities available for sale of approximately $34,219,000 at December 31, 1999 were sold during the first nine months of 2000. At September 30, 2000, approximately $33,462,000 (of which approximately $9,997,000 is included in current assets) of the Company’s cash and investments were pledged as collateral for insurance, employee benefits and other requirements and are classified as restricted in the Company’s accompanying Unaudited Condensed Consolidated Balance Sheet.

Capital expenditures were approximately $20,759,000 for the first nine months of 2000 and approximately $34,400,000 in the first nine months of 1999. Capital expenditures were approximately $42,000,000 for the year ended December 31, 1999 and are expected to be approximately $40,000,000 to $42,000,000 for all of 2000.

The Company’s Board of Directors has authorized a number of programs to purchase shares of the Company’s Common and Special Common Stock. The most recent of these programs was announced on May 4, 2000, and allows the Company to purchase up to 1,000,000 shares of the Company’s Common and Special Common Stock in open market or negotiated transactions, subject to market conditions, cash availability and provisions of the Company’s outstanding debt instruments. As of November 3, 2000, the Company has purchased approximately 460,700 shares of its Common and Special Common Stock under this program for approximately $9,200,000 and accounted for such share purchases as Treasury Stock.

At November 3, 2000, approximately $100,100,000 was available for the payment of cash dividends, stock payments or other restricted payments as defined under the terms of the Company’s most restrictive indenture. (See Note D of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

The Company’s working capital increased from approximately $339,794,000 at December 31, 1999 to approximately $366,321,000 at September 30, 2000 and its current ratio remained unchanged at 2.0:1 between December 31, 1999 and September 30, 2000.

Accounts receivable increased approximately $55,350,000 or approximately 22.7%, between December 31, 1999 and September 30, 2000, while net sales increased approximately $102,251,000 or approximately 20.9% in the third quarter of 2000 as compared to the fourth quarter of 1999. The acquisition of Eaton-Williams contributed approximately $8,850,000 and approximately $13,507,000 to the increases in accounts receivable and net sales, respectively. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on September 30, 2000 as compared to December 31, 1999. The Company has not experienced any significant overall changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in 2000.

Inventories increased approximately $40,604,000 or approximately 19.1% between December 31, 1999 and September 30, 2000. The increase in inventories is primarily a result of expanded distribution of HVAC residential site-built products by the Company’s Air Conditioning and Heating Products Segment. The acquisition of Eaton-Williams contributed approximately $6,200,000 to the increase in inventories in the first nine months of 2000.

Accounts payable increased approximately $23,827,000 or approximately 15.9% between December 31, 1999 and September 30, 2000. The increase in accounts payable is primarily the result of increased inventory levels as discussed above, and the acquisition of Eaton-Williams, which contributed approximately $8,570,000 to the increase for the first nine months of 2000.

Unrestricted cash and cash equivalents increased approximately $10,725,000 from December 31, 1999 to September 30, 2000, principally as a result of the following:

Condensed Consolidated Cash Flows*

Operating Activities--
Cash flow from operations, net	$90,299,000
Increase in accounts receivable, net	(50,656,000)
Increase in inventories	(35,968,000)
Increase in prepaids and other current assets	(1,122,000)
Increase in accounts payable	18,194,000
Increase in accrued expenses and taxes	6,357,000
Investing Activities---
Net cash paid for a business acquired	(10,053,000)
Proceeds from the sale of marketable securities, net	34,435,000
Proceeds from the sale of fixed assets	5,766,000
Capital expenditures	(20,759,000)
Increase in restricted cash and investments	(6,418,000)
Financing Activities---
Payment of borrowings, net	(5,694,000)
Purchase of Nortek Common and Special Common Stock	(11,776,000)
Other, net	(1,880,000)

$10,725,000

(*)Prepared from the Company's Consolidated Statement of Cash Flows for the nine months ended September 30, 2000. (See Nortek, Inc. and Subsidiaries Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

The impact of changes in foreign currency exchange rates on cash was not material and has been included in other, net.

The Company’s debt-to-equity ratio decreased from approximately 4.0:1 at December 31, 1999 to 3.7:1 at September 30, 2000, primarily as a result of an increase in equity due to net earnings for the first nine months of 2000 and the net payment of borrowings, partially offset by the effect of the purchase of Nortek Common and Special Common Stock and changes in currency translation. (See the Consolidated Statement of Stockholders’Investment included elsewhere herein.)

At December 31, 1999, the Company’s wholly-owned subsidiary, Ply Gem Industries, Inc. had a net operating loss carry forward of approximately $21,300,000 that expires in 2011 and is subject to certain limitations imposed by the Internal Revenue Code. The Company expects to utilize approximately $17,500,000 of this net operating loss in its 2000 federal income tax return, which will result in lower federal income tax payments of approximately $6,125,000 for 2000.

Inflation, Trends and General Considerations

The Company has evaluated and expects to continue to evaluate possible acquisition transactions and the possible dispositions of certain of its businesses on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions.

The Company’s performance is dependent to a significant extent upon the levels of new residential construction, residential replacement and remodeling and non-residential construction, all of which are affected by such factors as interest rates, inflation and unemployment. In the near term, the Company expects to operate in an environment of relatively stable levels of construction and remodeling activity. However, increases in interest rates could have a significant negative impact on the level of housing construction and remodeling activity.

The demand for the Company’s products is seasonal, particularly in the Northeast and Midwest regions of the United States where inclement weather during the winter months usually reduces the level of building and remodeling activity in both the home improvement and new construction markets. The Company’s lower sales levels usually occur during the first and fourth quarters. Since a high percentage of the Company’s manufacturing overhead and operating expenses are relatively fixed throughout the year, operating income and net earnings tend to be lower in quarters with lower sales levels. As a result of the recent acquisitions in the Windows, Doors and Siding Products Segment, the performance of this Segment will be more seasonal than in prior years due to the number of businesses that are affected by winter weather conditions. In addition, the demand for cash to fund the working capital of the Company’s subsidiaries is greater from late in the first quarter until early in the fourth quarter.

Market Risk

As discussed more specifically below, the Company is exposed to market risks related to changes in interest rates, foreign currencies and commodity pricing. The Company uses derivative financial instruments on a limited basis to hedge economic exposures. The Company typically does not enter into derivative financial instruments or other financial instruments for trading purposes.

There have been no significant changes in market risk from the December 31, 1999 disclosures included in the Company’s Annual Report on Form 10-K.
A. Interest Rate Risk

The Company is exposed to market risk from changes in interest rates primarily through its investing and borrowing activities. In addition, the Company’s ability to finance future acquisition transactions may be impacted if the Company is unable to obtain appropriate financing at acceptable interest rates.

The Company’s strategy for managing interest rate exposure is to invest in short-term, highly liquid investments and marketable securities. Short-term investments primarily consist of money market accounts, certificates of deposit and, corporate commercial paper with original maturities of 90 days or less.

The Company manages its borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities. In addition, the Company has hedged its exposure on a substantial portion of its variable rate debt by entering into interest rate swap agreements to lock in a fixed rate within a range of fluctuation.

B. Foreign Currency Risk

The Company’s results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Italian Lira and the Canadian Dollar. For the first nine months of 2000, the net impact of foreign currency changes was not material to the Company’s financial condition or results of operations. The Company manages its exposure to foreign currency exchange risk principally by trying to minimize the Company’s net investment in foreign assets through the use of strategic short and long-term borrowings at the foreign subsidiary level. The Company generally does not enter into derivative financial instruments to manage foreign currency exposure. At September 30, 2000 the Company did not have any outstanding foreign currency hedging contracts.

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

The Company generally does not enter into derivative financial instruments to manage commodity-pricing exposure. At September 30, 2000, the Company did not have any outstanding commodity forward contracts.

Year 2000 Disclosure
The following Year 2000 statements constitute a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

As of September 30, 2000, none of the Company’s subsidiaries had experienced any significant Year 2000 related problems. There have been no instances where mission-critical and non-mission-critical systems have failed to perform correctly. However, the Year 2000 issue still poses several potential risks to the Company and its subsidiaries. A number of the Company’s customers and suppliers (third parties) utilize computers and computer software to varying degrees in conjunction with the operation of their businesses. The customers and suppliers of those businesses may utilize computers as well. Should the Company’s customers and suppliers, or the businesses on which they depend experience any Year 2000 related computer problems, such third parties’cash flow could be disrupted, adversely affecting their ability to pay the Company, if a customer, or, if a supplier, their ability to pay their suppliers for goods needed to supply the Company. Such disruptions could have adverse effects on the Company and its subsidiaries. The Company assessed its Year 2000 third party exposure through the use of questionnaires and personal interviews during 1999. As of September 30, 2000, the Company was not aware of any supply or credit problems related to the Year 2000 issue.

Should Year 2000 related problems occur which cause any of the systems of certain third parties upon which the Company and its subsidiaries depends to become inoperative, increased personnel costs could be incurred if additional staff is required to perform functions that the inoperative systems would have otherwise performed. As of September 30, 2000, the Company had not experienced any disruptions of third party services related to the Year 2000 issue.

The Company’s expenditures for remediation directly related to correcting Year 2000 issues were approximately $6,000,000, including businesses acquired in 1999. The total expenditures of approximately $6,000,000 substantially all of which were incurred prior to December 31, 1999, consisted of approximately $2,000,000 of IT computer hardware equipment costs, approximately $3,000,000 of IT software and non-IT computer hardware expenditures and approximately $1,000,000 of other non-IT expenditures. All of the Company’s Year 2000 compliance expenditures have been funded from the Company’s operating cash flow.

The Company’s Year 2000 compliance budget did not include significant amounts for hardware replacement because the Company has historically employed a strategy to continually upgrade its computer systems. Consequently, the Company’s Year 2000 compliance budget did not require the diversion of funds from or the postponement of the implementation of other planned IT projects.

The Company believes it is not possible to estimate the potential lost revenue due to the remaining potential Year 2000 problems discussed above as the occurrence, extent and longevity of such potential problems cannot be predicted. As of September 30, 2000 the Company believes that it has not experienced any lost revenue related to the Year 2000 issue.

Forward-Looking Statements

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this discussion and throughout this document, words, such as “intends,”“plans,”“estimates,”“believes,”“anticipates”and “expects”or similar expressions are intended to identify forward-looking statements. These statements are based on the Company’s current plans and expectations and involve risks and uncertainties, over which the Company has no control, that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and operating results to differ include the availability and cost of certain raw materials, (including, among others, steel, copper, packaging materials, plastics resins, glass, wood and aluminum) and purchased components, the level of domestic and foreign construction and remodeling activity affecting residential and commercial markets, interest rates, employment, inflation, Y2K readiness, currency translation, consumer spending levels, operating in international economies, the rate of sales growth, price, and product and warranty liability claims. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Readers are also urged to carefully review and consider the various disclosures made by the Company, in this document, as well as the Company’s periodic reports on Forms 10-K, 10-Q and 8-K, filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K
	(a)		Exhibits

		10.1	Third Amendment dated as of September 29, 2000 to Second Amended & Restated Credit Agreement dated as of August 26, 1997 and restated as of December 30, 1998, among Ply Gem Industries, Inc., Fleet National Bank, as Agent, and the banks signatory thereto (filed herewith).

		27	Financial Data Schedule (filed herewith).

	(b)		Reports on Form 8-K.

No reports on Form 8-K were filed during period.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTEK, INC.
(Registrant)

/s/ Almon C. Hall
Almon C. Hall, Vice President and
Controller and Chief Accounting Officer

November 13, 2000
(Date)