Form 10-K
period 2000-12-31
NORTEK INC
filed 2001-03-16
CIK 72423

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2001 was $291,376,060. (See Item 12.)

The number of shares of Common Stock outstanding as of February 28, 2001 was 10,383,452. The number of shares of Special Common Stock outstanding as of February 28, 2001 was 536,989.

Documents Incorporated by Reference
Portions of the registrant's Proxy Statement for use at its 2001 Annual Meeting of Shareholders are incorporated by reference into Part III.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2000

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

The Company's performance is dependent to a significant extent upon the levels of residential replacement and remodeling, new residential construction and non-residential construction, which are affected by such factors as interest rates, inflation, seasonality, consumer spending habits and unemployment.

Additional information concerning the Company's business is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7 of Part II of this report, incorporated herein by reference. Information on foreign and domestic operations is set forth in Note 10 of the Notes to the Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference.

Residential Building Products Segment

The Residential Building Products Segment manufactures and distributes built-in products primarily for the residential new construction, do-it-yourself and professional remodeling and renovation markets. The principal products sold by the Segment are kitchen range hoods, built-in exhaust fans (such as bath fans and fan, heater and light combination units), indoor air quality products, bath cabinets, radio intercoms and central vacuum systems. The Segment is the largest supplier in North America of range hoods, bath fans and combination units, indoor air quality products (such as continuous-ventilation systems and energy-recovery ventilators) and one of the leading suppliers in Western Europe, South America and the Middle East of luxury "Eurostyle" range hoods. Products are sold under the Broan®, NuTone®, Nautilus®, Venmar®, vanEE®, and Best® brand names, among others, to distributors and dealers of electrical and lighting products, kitchen and bath dealers, retail home centers and original equipment manufacturers (OEMs). Customers for the Segment's products include residential and electrical contractors, professional remodelers and do-it-yourself homeowners. Other products sold by this Segment include, among others, wireless security products, audio speakers, door chimes, ceiling fans, multi-room video distribution equipment and infrared control equipment. The Company's sales of kitchen range hoods and exhaust fans accounted for approximately 9.8% and 9.5%, respectively, of the Company's consolidated net sales in 2000, 10.2% and 10.5%, respectively, of the Company's consolidated net sales in 1999 and 10.4% and 8.6%, respectively, of the Company's consolidated net sales in 1998.

A key component of the Segment's operating strategy is the introduction of new products which capitalize on the strong Broan®, NuTone®, Nautilus®, Venmar®, vanEE®, and Best® brand names and the extensive distribution system of the Segment's businesses. Products sold under these brand names include the Broan Allure® and Rangemaster® range hoods, Sensaire®, Solitaire® and Solitaire Ultra Silent® fans and fan lights, LoSone Select® fans, the Best by Broan® "Eurostyle" luxury range hoods, the Venmar® and vanEE® Super Compact line of indoor air quality systems, NuTone SenSonic™ stereo speakers and Whispaire® range hoods and the Broan 12" wide trash compactor.

With respect to certain product lines, several private label customers account for a substantial portion of net sales. In 2000, approximately 17.8% of the total sales of the Segment were made to private label customers.

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

The Segment had 18 manufacturing plants and employed approximately 3,689 full-time people as of December 31, 2000, 173 of whom are covered by collective bargaining agreements which expire in 2001 and 2002 and 663 of whom are covered by collective bargaining agreements which expire in 2004 and 2005. The Company believes that the Segment's relationships with its employees are satisfactory.

Air Conditioning and Heating Products Segment

The Air Conditioning and Heating Products Segment manufactures and sells heating, ventilating and air conditioning systems ("HVAC") for custom-designed commercial applications and for residential, light commercial and manufactured structures.

Commercial Products

The Segment's commercial products consist of HVAC systems which are custom-designed to meet customer specifications for commercial offices, manufacturing and educational facilities, hospitals, retail stores and governmental buildings. Such systems are primarily designed to operate on building rooftops (including large self-contained walk-in-units) or on individual floors within a building, and range from 40 to 600 tons of cooling capacity. The Segment markets its commercial products under the Governair®, Mammoth®, Temtrol™, Aston, Venmar®, Ventrol® and Webco™ brand names.

The market for commercial HVAC equipment is segmented between standard and custom-designed equipment. Standard equipment can be manufactured at a lower cost and is therefore offered at substantially lower initial prices than custom-designed equipment. As a result, suppliers of standard equipment generally have a larger share of the overall commercial HVAC market than suppliers of custom-designed equipment, including the Segment. However, because of certain building designs, shapes or other characteristics, the Company believes there are many applications for which custom-designed equipment is required or is more cost effective over the life of the building. Unlike standard equipment, the Segment's commercial HVAC equipment can be designed to match the exact space, capacity and performance requirements of the customer. The Segment's packaged rooftop and self-contained walk-in equipment rooms maximize a building's rentable floor space because they are located outside the building. In addition, factors relating to the manner of construction and timing of installation of commercial HVAC equipment can often favor custom-designed rather than standard systems. As compared with site-built and factory built HVAC systems, the Segment's systems are factory assembled according to customer specifications and then installed by the customer or third parties, rather than assembled on site, permitting extensive testing prior to shipment. As a result, the Segment's commercial systems can be installed later in the construction process than site-built systems, thereby saving the owner or developer construction and labor costs. The Segment sells its commercial products primarily to contractors, owners and developers of commercial office buildings, manufacturing and educational facilities, hospitals, retail stores and governmental buildings. The Segment seeks to maintain strong relationships nationwide with design engineers, owners and developers, and the persons who are most likely to value the benefits and long-term cost efficiencies of the Segment's custom-designed equipment.

The Company estimates that about half of the Segment's commercial sales in 2000 were attributable to replacement and retrofit activity, which typically is less cyclical than new construction activity and generally commands higher margins. The Segment continues to develop product and marketing programs to increase penetration in the growing replacement and retrofit market.

The Segment's commercial products are marketed through independently-owned manufacturers' representatives and an in-house sales, marketing and engineering group of approximately 267 persons as of December 31, 2000. The independent representatives are typically HVAC engineers, a factor which is significant in marketing the Segment's commercial products because of the design intensive nature of the market segment in which the Segment competes.

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

The Company's subsidiary Eaton-Williams Group Limited ("Eaton-Williams") manufactures and markets custom and standard air conditioning and humidification equipment throughout western Europe under the Vapac®, Cubit®, Qualitair®and Edenaire® brand names.

Residential Products

The Segment manufactures air conditioners, heat pumps and furnaces for the residential and light commercial markets. For site-built homes and light commercial structures, the Segment markets its products under the licensed names, Frigidaire®, Tappan®, Philco®, Kelvinator® and Gibson® names. Within the residential market, the Segment is one of the largest suppliers of these products for manufactured homes in the United States and Canada. In the manufactured housing market, the Segment markets its products under the Intertherm® and Miller® brand names.

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

The Company estimates that more than half of the Segment's sales of residential HVAC products in 2000 were attributable to the replacement market, which tends to be less cyclical than the new construction market.

The Segment had 17 manufacturing plants and employed approximately 3,277 full-time people as of December 31, 2000, 213 of whom are covered by a collective bargaining agreement which expires in 2001. The Company believes that the Segment's relationships with its employees are satisfactory.

Windows, Doors and Siding Products Segment

The Windows, Doors and Siding Products Segment manufactures and distributes vinyl, wood and composite windows, vinyl, wood, steel and composite patio and entry doors, vinyl siding, skirting, soffit and accessories, aluminum trim coil, siding, soffit and accessories, blocks, vents, shutters, sunrooms and vinyl fencing, railings and decking for use in the residential construction, do-it-yourself and professional renovation markets. The Company's sales of windows accounted for approximately 15.3%, 16.2% and 18.6% of the Company's consolidated net sales in 2000, 1999 and 1998, respectively. The Company's sales of siding and skirting products accounted for approximately 12.6%, 11.3% and 11.1% of the Company's consolidated net sales in 2000, 1999 and 1998, respectively. The Segment competes with many other manufacturers in the sale of its products. Several of the Segment's competitors have greater financial and marketing resources than the Segment.

Windows and Doors

The Segment manufactures and sells wood, clad, composite (wood and vinyl) and vinyl windows and patio doors, steel and composite entry doors, glass and polycarbonate skylights, and sunrooms under the Crestline®, Vetter®, Kenergy®, Great Lakes Gold®, PLY GEM®, Uniframe®, Monitor™, Napco®, Napco Premium™, Napco Prime™, Peachtree®, Vintage™, Image™, Thermal-Gard®, CWD™, Ambassador™, Regency™, Diplomat™, Envoy™ and Consul™ brand names. The products are marketed to both the home improvement and new construction markets through wholesale, millwork and specialty distributors, large contractors, home centers and lumber yards.

The Segment differentiates itself from its competition with a multiple brand strategy, multiple channels of distribution, an established distribution network utilizing custom design and manufacturing capabilities, and a trained field sales and service support network. Its ability to sell in full truckload and less than truckload quantities is tailored to the desires of large home center chains which prefer to purchase windows directly from the manufacturer. The Segment's ability to offer a broad product line is also important to the Segment's sales and marketing strategy together with the Segment's focus on home centers, one of the fastest growing segments in the industry.

Siding and Exterior Products

The Segment also manufactures vinyl siding, skirting, soffit and accessories, aluminum trim coil, siding, soffit and accessories and vinyl fencing, railing and decking. These products are available in a variety of colors and/or woodgrains. Aluminum trim coil is a product that is used to cover wood products on the exterior areas of a home in which there is no vinyl substitute available. The Segment's products are used in both remodeling and new construction applications, including manufactured housing and light commercial. Vinyl siding's share of the overall exterior market continues to grow due to its low maintenance, durability, high performance and ease of installation compared to alternative siding materials (including wood, metal and masonry). The Segment's products are marketed under the Variform®, Timber Oak®, Varigrain Preferred®, Camden Pointe™, Duragrain®, Hampton III®, Contractors Choice®, Nostalgia Series™, Varitek™, Varibest®, Proguard™, Georgia-Pacific®, Chateau®, Chateau Legacy®, Chateau Nobility®, Napco®, American Splendor™, American Herald®, American 76 Collection®, Sunnybrook®, Olde Providence™, Richwood®, Kroy®, Timberlast™, Classic Manor™ and Finyl Rail™ brand names.

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

The Segment operates 18 manufacturing plants and employed approximately 4,948 full-time people as of December 31, 2000, 1,416 of whom are covered by collective bargaining agreements which expire in 2001, 2003 and 2004. The Company believes that the Segment's relationships with its employees are satisfactory.

Other Operations

The Company manufactures and distributes preservative and fire retardant treated lumber and plywood products. These products are marketed to cooperative buying groups, lumberyards and independent wholesale distributors for use generally in residential decking, roofing, siding and landscaping as well as various commercial construction applications.

GENERAL CONSIDERATIONS

Employees
The Company employed approximately 12,200 persons at December 31, 2000.

Backlog

Backlog expected to be filled during 2001 was approximately $194,340,000 at December 31, 2000 ($168,415,000 at December 31, 1999). Backlog is not regarded as a significant factor for operations where orders are generally for prompt delivery. While backlog stated for December 31, 2000 is believed to be firm, the possibility of cancellations makes it difficult to assess the firmness of backlog with certainty.

Research and Development

The Company's research and development activities are principally new product development and represent approximately 0.9%, 0.9% and 1.0%, respectively of the Company's consolidated net sales in 2000, 1999 and 1998.

Patents and Trademarks

The Company holds numerous design and process patents that it considers important, but no single patent is material to the overall conduct of its business. It is the Company's policy to obtain and protect patents whenever such action would be beneficial to the Company. The Company owns or licenses numerous trademarks that it considers material to the marketing of its products, including Broan®, NuTone®, Nautilus®, Venmar®, vanEE®, Best®, Crestline®, Vetter®, Kenergy®, Variform®, Timber Oak®, Varigrain Preferred®, Camden Pointe™, Duragrain®, Hampton III®, Contractors Choice®, Nostalgia Series™, Varitek™, Varibest®, Proguard™, Georgia-Pacific®, Chateau®, Chateau Legacy®, Chateau Nobility®, Napco®, American Splendor™, American Herald®, American 76 Collection®, Sunnybrook®, Olde Providence™, Richwood®, Kroy®, Timberlast™, Classic Manor™, Finyl Rail™, Great Lakes Gold®, PLY GEM®, Uniframe®, Monitor™, Napco Premium™, Napco Prime™, Peachtree®, Vintage™, Image™, Thermal-Gard®, CWD™, Ambassador™, Regency™, Diplomat™, Envoy™, Consul™, Governair®, Mammoth®, Temtrol®, Miller®, Intertherm®, Frigidaire®, Tappan®, Philco®, Kelvinator®, Gibson®, Ventrol®, Webco™, Vapac®, Cubit®, Qualitair®, Edenaire®, Linear®, Channel Plus®, Multi-Code® and Xantech®. The Company believes that its rights in these trademarks are adequately protected.

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

Working Capital

The carrying of inventories to support customers and to permit prompt delivery of finished goods requires substantial working capital. Substantial working capital is also required to carry receivables. During 2000, the Company experienced an increase in the level of working capital in the Air Conditioning and Heating Products Segment as a result of an expansion of distribution of HVAC residential site-built products. The Company expects further increases in working capital levels in the year 2001 as its distribution of these products continues to expand. The demand for the Company's products is seasonal, particularly in the Northeast and Midwest regions of the United States and in Canada where inclement weather during the winter months usually reduces the level of building and remodeling activity in both the home improvement and new construction markets. Many of the businesses in the Company's Windows, Doors and Siding Products Segment have in the past been more seasonal in nature than the Company's other businesses. As a result, the demand for working capital of the Company's subsidiaries is greater from late in the first quarter until early in the fourth quarter. See "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations, incorporated herein by reference.

Executive Officers of the Registrant

Name	Age	Position
Richard L. Bready	56	Chairman, President and
		Chief Executive Officer

Almon C. Hall	54	Vice President, Controller and Chief
		Accounting Officer

Richard J. Harris	64	Vice President and
		Treasurer

Kevin W. Donnelly	46	Vice President, General
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

*
		Approximate
Location	Description	Square Feet

Residential Building Products Segment:
Union, IL	Manufacturing/Warehouse/Administrative	197,000	(1)
Hartford, WI	Manufacturing/Warehouse/Administrative	477,000
Mississauga, ONT	Manufacturing/Administrative	110,000	(1)
Brea, CA	Manufacturing/Administrative	34,000	*
Sylmar, CA	Manufacturing/Administrative	35,000	*
Xiang, Boaon, PRC	Manufacturing	106,000	*
Fabriano, Italy	Manufacturing/Administrative	104,000
Cerreto D'Esi, Italy	Manufacturing/Administrative	140,000
Montefano, Italy	Manufacturing/Administrative	84,000
Cleburne, TX	Manufacturing/Administrative	210,000
Los Angeles, CA	Manufacturing/Administrative	177,000
Drummondville, QUE	Manufacturing/Administrative	76,000
Cincinnati, OH	Manufacturing	836,000
Coppell, TX	Manufacturing	144,000	*
Saint-Ouen l'Aumone, France	Manufacturing/Administrative	43,000	*

Air Conditioning and Heating Products Segment:
St. Leonard d'Aston, QUE	Manufacturing/Administrative	59,000
St. Peters, MO	Warehouse/Administrative	250,000
St. Louis, MO	Manufacturing	214,000
St. Louis, MO	Manufacturing	103,000	*
Boonsville, MO	Manufacturing	250,000
Tipton, MO	Manufacturing	50,000
Poplar Bluff, MO	Manufacturing	445,000	*(1)
Chaska, MN	Manufacturing/Administrative	230,000	*
Oklahoma City, OK	Manufacturing/Administrative	127,000
Okarche, OK	Manufacturing/Administrative	210,000
Saskatoon, Canada	Manufacturing	49,000	(1)
Springfield, MO	Manufacturing	77,000	*
Montreal, QUE	Manufacturing	122,000	*
Edenbridge, U.K.	Manufacturing	93,000	*(1)

Windows, Doors and Siding Products Segment:
Calgary, Alberta	Manufacturing/Administrative	282,000
Toledo, OH	Manufacturing/Warehouse/Administrative	281,000	(1)
Kearney, MO	Manufacturing/Administrative	165,000	(1)
Martinsburg, WV	Manufacturing	162,000	(1)
Jasper, TN	Manufacturing	101,000	(1)
Mosinee, WI	Manufacturing/Warehouse/Administrative	692,000	*
Stevens Point, WI	Manufacturing	107,000
Huntington, WV	Manufacturing/Warehouse	286,000	*
Butler, PA	Manufacturing	110,000	(1)
York, NE	Manufacturing/Administrative	94,000	(1)
Fair Bluff, NC	Manufacturing/Administrative	200,000
Sarver, PA	Manufacturing	119,000	(1)
Valencia, PA	Manufacturing	175,000	(1)
Gainsville, GA	Manufacturing/Administrative	427,000
Punxsutawney, PA	Manufacturing/Administrative	133,000
Commerce, TX	Manufacturing/Administrative	86,000

Other:
Pine Bluff, AR	Manufacturing	35 Acres
Thomson, GA	Manufacturing	29 Acres
Milford, VA	Manufacturing	45 Acres
Detroit, MI	Manufacturing	10 Acres
Providence, RI	Administrative	23,900	*

(1) These facilities are pledged as security under various subsidiary debt agreements. See Note 5 of the Notes to the Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are subject to numerous federal, state and local laws and regulations, including environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company believes that it is in substantial compliance with the material laws and regulations applicable to it. The Company is involved in current, and may become involved in future, remedial actions under federal and state environmental laws and regulations which impose liability on companies to clean up, or contribute to the cost of cleaning up, sites at which their hazardous wastes or materials were disposed of or released. Such claims may relate to properties or business lines acquired by the Company after a release has occurred. In other instances, the Company may be partially liable under law or contract to other parties that have acquired businesses or assets from the Company for past practices relating to hazardous substances management. The Company believes that all such claims asserted against it, or such obligations incurred by it, will not have a material adverse effect upon the Company's financial condition or results of operations. Expenditures in 1999 and 2000 to evaluate and remediate such sites were not material. However, the Company is presently unable to estimate accurately its ultimate financial exposure in connection with identified or yet to be identified remedial actions due among other reasons to: (i) uncertainties surrounding the nature and application of environmental regulations, (ii) the Company's lack of information about additional sites to which it may be listed as a potentially responsible party ("PRP"), (iii) the level of clean-up that may be required at specific sites and choices concerning the technologies to be applied in corrective actions and (iv) the time periods over which remediation may occur. Furthermore, since liability for site remediation is joint and several, each PRP is potentially wholly liable for other PRPs that become insolvent or bankrupt. Thus, the solvency of other PRPs could directly affect the Company's ultimate aggregate clean-up costs. In certain circumstances, the Company's liability for clean-up costs may be covered in whole or in part by insurance or indemnification obligations of third parties.

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

Nortek and its subsidiary MPDC, Inc. have been named, among a number of other defendants, in multiple lawsuits involving a commercial airline fatal accident (most of the lawsuits have been consolidated in the U.S. District Court for the Northern District of California, Civil Action No. MDL C 00-1343 CAL). Other defendants include the airline, the aircraft manufacturer and providers of maintenance supplies. The lawsuits allege that Nortek and MPDC manufactured and supplied a component assembly originally installed in the MD-83 aircraft involved in the accident. Nortek denies any involvement in the accident or with any component part of the aircraft and believes it should be dismissed from the lawsuits. MPDC denies any involvement in the design, specification, installation or maintenance of the component assembly. While MPDC did machine component assemblies of the type involved, the work was done to the exact design, material and engineering specifications of the aircraft manufacturer. To the Company's knowledge, the investigation to date by the National Transportation Safety Board has not identified any deficiency in the manufacture of the component assembly. Although there can be no assurance, the Company believes that its liability with respect to this litigation will not have a material adverse effect on its financial position or results of operations based upon information available to date and aircraft products liability insurance coverage.

In addition to the legal matters described above, the Company and its subsidiaries are named as defendants in a number of legal proceedings, including a number of product liability lawsuits, incident to the conduct of their businesses.

The Company does not expect that any of the above described proceedings will have a material adverse effect, either individually or in the aggregate, on the Company's financial position, results of operations, liquidity or competitive position. (See Note 8 of the Notes to the Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference.)

ITEM 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

ITEM 5. Market for Registrant's Common Stock and Related Stockholder Matters

Stockholders of record of Nortek Common and Special Common Stock at February 28, 2001, numbered 2,504 and 2,082, respectively. There were no dividends declared on the Common and Special Common Stock in 2000 or 1999. The high and low sales prices of Nortek's Common Stock traded on the New York Stock Exchange in each quarter of 2000 and 1999 were:

2000
Quarter	High	Low

First	28 13/16	19 11/16
Second	25 7/16	18 1/4
Third	22	17 1/16
Fourth	26	14 1/2

1999
Quarter	High	Low

First	31 1/8	24 1/8
Second	32	25
Third	41	31 1/8
Fourth	35	22 1/4

See Note 6 of the Notes to the Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference.

ITEM 6. CONSOLIDATED SELECTED FINANCIAL DATA

	For the Five Years Ended December 31,
	2000		1999		1998		1997		1996
	(In millions except ratios and per share amounts)

Consolidated Summary of
Operations:
Net sales	$2,194.8		$1,987.9		$1,725.7		$1,128.7		$841.5
Operating earnings	165.4		178.5		133.1		83.0		61.0
Gain on Businesses sold	--		--		4.0		--		--
Earnings from continuing operations
before extraordinary loss	41.6		49.3		34.0		26.4		23.7
Earnings (loss) from discontinued
operations	--		--		1.2		(5.2)		(1.7)
Extraordinary loss from debt retirements	--		--		(0.2)		--		--
Net earnings	41.6		49.3		35.0		21.2		22.0

Financial Position:
Unrestricted cash, investments and
marketable securities	$140.6		$115.1		$209.6		$161.8		$92.1
Working capital	362.5		327.0		337.2		341.8		163.1
Total assets	1,836.8		1,791.4		1,685.8		1,302.8		589.0
Total debt--
Current	21.5		14.0		17.7		17.7		36.5
Long-term	1,020.5		1,023.6		1,007.1		835.8		243.8
Current ratio	2.1	:1	2.0	:1	2.0	:1	2.3	:1	1.9	:1
Debt to equity ratio	3.7	:1	4.0	:1	4.7	:1	6.7	:1	2.4	:1
Depreciation and amortization expense
including non-cash interest	63.5		59.2		45.3		28.4		21.0
Capital expenditures	41.3		42.5		41.4		22.5		19.8
Stockholders' investment	282.2		259.8		217.6		128.1		118.8
Common and Special Common
shares outstanding	10.9		11.5		11.7		9.5		9.9

Per Share:
Earnings from
continuing operations
Basic	$3.71		$4.19		$3.11		$2.75		$2.26
Diluted	$3.70		$4.11		$3.06		$2.68		$2.23
Net earnings
Basic	$3.71		$4.19		$3.20		$2.21		$2.10
Diluted	$3.70		$4.11		$3.15		$2.15		$2.07

Stockholders' investment	$25.86		$22.60		$18.59		$13.48		$12.03

See Notes to the Consolidated Financial Statements, and Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere herein, regarding the reclassification among net sales, cost of products sold and selling general and administrative expenses for all periods presented to conform to the presentation at December 31, 2000, the effect on operating results of acquisitions, discontinued operations, Businesses sold and other matters. There have not been any cash dividends declared or paid on the Company's Common or Special Common Stock during the past five years.

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

The Residential Building Products Segment manufactures and distributes built-in products primarily for the residential new construction, DIY and professional remodeling and renovation markets. The principal products sold by the Segment include, kitchen range hoods, bath fans and combination units (fan, heater and light combinations). The Air Conditioning and Heating Products Segment manufactures and sells heating, ventilating, and air conditioning systems ("HVAC") for custom-designed commercial applications and for residential, light commercial and manufactured structures. The Windows, Doors and Siding Products Segment principally manufactures and distributes vinyl, wood and composite windows, vinyl, wood, steel and composite patio and entry doors, vinyl siding, skirting, soffit and accessories, aluminum trim coil, siding, soffit and accessories, blocks, vents, shutters, sunrooms, fencing, railing and decking for use in the residential construction, DIY and professional renovation markets.

The Company acquired Eaton-Williams Holdings Limited ("Eaton-Williams") on July 3, 2000 and Webco, Inc. ("Webco") on March 8, 1999. On April 23, 1999, the Company acquired three businesses from Caradon plc of the United Kingdom: Peachtree Windows and Doors, Thermal-Gard and CWD Windows and Doors (the "Caradon Acquired Companies"). Other 1999 acquisitions included Multiplex Technologies, Inc. ("Multiplex") on May 28, 1999, Kroy Building Products, Inc. ("Kroy") on September 9, 1999 and Xantech Corporation ("Xantech") on December 3, 1999. During 1998 the Company acquired NuTone, Inc. ("NuTone") on July 31, 1998 and Napco, Inc. and an affiliate ("Napco") on October 9, 1998. These acquisitions have been accounted for under the purchase method of accounting. Accordingly, the results of Eaton-Williams, Webco, the Caradon Acquired Companies, Multiplex, Kroy, Xantech, NuTone and Napco are included in the Company's consolidated results since the date of their acquisition. (See "Liquidity and Capital Resources" and Note 2 of the Notes to the Consolidated Financial Statements included elsewhere herein).

During 1998, the Company made several dispositions of non-strategic assets acquired in the 1997 acquisition of Ply Gem Industries, Inc. ("Ply Gem"). On May 8, 1998, the Company sold Studley Products, Inc. ("Studley"). Studley was treated as an operation held for sale since the acquisition of Ply Gem and accordingly Studley's operating results are not included in the Company's consolidated financial results. Four additional Ply Gem subsidiaries were sold during 1998: on May 22, 1998, the Company sold Sagebrush Sales Inc.; on July 2, 1998, the Company sold Goldenberg Group Inc.; on July 31, 1998 the Company sold the Ply Gem Manufacturing division of Ply Gem; and on December 10, 1998, the Company sold Allied Plywood Corporation. Additionally, on December 30, 1998 the Company sold its M&S Systems LP and Moore-O-Matic, Inc. subsidiaries. The operating results of these 1998 dispositions are included in the Company's 1998 consolidated results to the date of sale. The combined net sales, operating earnings and earnings before provision for income taxes of these dispositions for the period from January 1, 1998 to the date of sale were approximately $191,400,000, $6,400,000 and $6,400,000, respectively. (See Notes 2 and 10 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

The Financial Accounting Standards Board's Emerging Issues Task Force reached final consensus in 2000 with respect to the accounting for shipping and handling fees and costs and the accounting for certain sales incentives. As a result, the Company has reclassified certain amounts among net sales, cost of products sold and selling, general and administrative expenses in accordance with these pronouncements for all periods presented in Managements Discussion and Analysis of Financial Condition and Results of Operations, contained herein, and in the Company's Consolidated Financial Statements included elsewhere herein (See Note 1 of the Notes to the Consolidated Financial Statements). These reclassifications did not have any effect on operating earnings, net earnings or earnings per share for any period presented.

Results of Operations

The tables that follow present the net sales and operating earnings for the Company's principal segments for each of the three years in the period ended December 31, 2000, and the dollar amount and percentage change of such results as compared to the prior year.

>
				Net Change
	Year Ended December 31,			2000 to 1999			1999 to 1998
	2000	1999	1998	$	%		$	%
	(Dollar amounts in millions)

Net Sales:
Residential Building Products	$667.4	$639.9	$476.1	$27.5	4.3%		$163.8	34.4%
Air Conditioning and Heating Products	630.0	540.3	460.5	89.7	16.6		79.8	17.3
Windows, Doors and Siding Products	826.4	731.7	528.4	94.7	12.9		203.3	38.5
Other	71.0	76.0	69.3	(5.0)	(6.6)		6.7	9.7

	2,194.8	1,987.9	1,534.3	206.9	10.4		453.6	29.6
Businesses sold	--	--	191.4	--	--		(191.4)	(100.0)

	$2,194.8	$1,987.9	$1,725.7	$206.9	10.4%		$262.2	15.2%

Operating Earnings:
Residential Building Products	$90.9	$94.7	$53.7	$(3.8)	(4	.0)%	$41.0	76.4%
Air Conditioning and Heating Products	74.8	67.0	55.7	7.8	11.6		11.3	20.3
Windows, Doors and Siding Products	23.7	37.2	31.5	(13.5)	(36.3)		5.7	18.1
Other	(24.0)	(20.4)	(14.2)	(3.6)	(17.6)		(6.2)	(43.7)

	165.4	178.5	126.7	(13.1)	(7.3)		51.8	40.9
Businesses sold	--	--	6.4	--	--		(6.4)	(100.0)

	$165.4	$178.5	$133.1	$(13.1)	(7	.3)%	$45.4	34.1%

The tables that follow set forth, for each of the three years in the period ended December 31, 2000, (a) certain consolidated operating results, (b) the percentage change of such results as compared to the prior year, (c) the percentage which such results bear to net sales and (d) the change of such percentages as compared to the prior year:

					Percentage Change
					2000		1999
		Year Ended December 31,			to		to
		2000	1999	1998	1999		1998
		(Dollar amounts in millions)

Net sales		$2,194.8	$1,987.9	$1,725.7	10.4%		15.2%
Cost of products sold		1,679.0	1,497.5	1,322.7	(12.1)		(13.2)
Selling, general and administrative expense		327.3	291.4	255.5	(12.3)		(14.1)
Amortization of goodwill and intangible assets		23.1	20.5	14.4	(12.7)		(42.4)
Operating earnings		165.4	178.5	133.1	(7.3)		34.1
Gain on Businesses sold		--	--	4.0	--		(100.0)
Interest expense		(97.4)	(96.5)	(86.3)	(0.9)		(11.8)
Investment income		7.6	8.0	10.5	(5.0)		(23.8)
Earnings from continuing operations
before provision for income taxes		75.6	90.0	61.3	(16.0)		46.8
Provision for income taxes		34.0	40.7	27.3	16.5		(49.1)
Earnings from continuing operations before
extraordinary loss		41.6	49.3	34.0	(15.6)		45.0
Earnings from discontinued operations		--	--	1.2	--		(100.0)
Extraordinary loss from debt retirements		--	--	(0.2)	--		100.0
Net earnings	;	$41.6	$49.3	$35.0	(15	.6)%	40.9%

					Percentage
					Change
		Percentage of Net Sales			2000		1999
		Year Ended December 31,			to		to
		2000	1999	1998	1999		1998

Net sales		100.0%	100.0%	100.0%	---%		---%
Cost of products sold		76.5	75.3	76.7	(1.2)		1.4
Selling, general and administrative expense		14.9	14.7	14.8	(0.2)		0.1
Amortization of goodwill and intangible assets		1.1	1.0	0.8	(0.1)		(0.2)
Operating earnings		7.5	9.0	7.7	(1.5)		1.3
Gain on Businesses sold		--	--	0.2	--		(0.2)
Interest expense		(4.4)	(4.9)	(5.0)	0.5		0.1
Investment income		0.3	0.4	0.6	(0.1)		(0.2)
Earnings from continuing operations before
provision for income taxes		3.4	4.5	3.5	(1.1)		1.0
Provision for income taxes		1.5	2.0	1.6	0.5		(0.4)
Earnings from continuing operations before
extraordinary loss		1.9	2.5	1.9	(0.6)		0.6
Earnings from discontinued operations		--	--	0.1	--		(0.1)
Extraordinary loss from debt retirements		--	--	--	--		--
Net earnings	;	1.9%	2.5%	2.0%	(0	.6)%	0.5%

Year Ended December 31, 2000 as Compared to the Year Ended December 31, 1999

Consolidated net sales increased approximately $206,900,000 or approximately 10.4% for 2000, (or increased approximately $216,900,000 or approximately 10.9% excluding the effect of changes in foreign exchange rates) as compared to 1999. Consolidated net sales increased in 2000 principally as a result of acquisitions, price increases and higher net sales volume. Acquisitions contributed approximately $134,200,000 of the increase in consolidated net sales. In the Residential Building Products Segment, net sales increased approximately $27,500,000 or approximately 4.3% for 2000 (or approximately $37,500,000 excluding the effect of changes in foreign exchange rates) as compared to 1999, principally as a result of approximately $20,900,000 of sales from acquisitions and higher sales volume of kitchen range hoods and bath fans. In the Air Conditioning and Heating Products Segment, net sales increased approximately $89,700,000 or 16.6% as compared to 1999. The increase in net sales in this segment is principally as a result of higher sales volume of products sold to customers serving the residential site-built and commercial markets (including sales contributed from acquisitions of approximately $30,800,000), partially offset by lower sales of products to customers serving the manufactured housing market, in line with the overall softness being experienced in the manufactured housing industry. It is anticipated that the weakness in the manufactured housing industry will continue throughout 2001 and is expected to continue to have an adverse effect on this Segment's sales as compared to 2000. In the Windows, Doors and Siding Segment, net sales increased approximately $94,700,000 or 12.9% in 2000, principally as a result of 1999 acquisitions which contributed approximately $82,500,000 to the increase in net sales in 2000. The balance of the increase in net sales in this segment of approximately $12,200,000 in 2000, principally resulted from increased sales prices and sales volume of vinyl siding and related products and accessories, partially offset by lower sales volume of window and door products.

Cost of products sold as a percentage of net sales increased from approximately 75.3% in 1999 to approximately 76.5% in 2000. The increase in the percentage principally resulted from the effect of higher material costs (principally vinyl resin costs without a proportionate increase in sales prices to customers in the Windows, Doors and Siding Products Segment), certain product mix changes and integration costs incurred in 2000 (principally in the Residential Building Products Segment). Although the overall cost of vinyl resin in 2000 in the Windows, Doors and Siding Products Segment was higher than 1999, the cost of resin began to decrease slightly over the latter part of 2000. Slightly lower vinyl resin costs in 2001, as compared to 2000, are expected to continue, however, such costs are expected to remain higher in 2001 than the overall levels experienced by this Segment in 1999. This situation, however, may be mitigated as sales price increases, cost reduction measures and price stabilization for vinyl products occur in the Windows, Doors and Siding Products Segment. To a lesser extent, higher than anticipated costs, as a result of delays in the rationalization and relocation of some of NuTone's manufacturing operations into the Residential Building Products Segment, were also a factor in the increase in 2000 in the percentage of cost of products sold as a percentage of net sales. Acquisitions in the Air Conditioning and Heating Products Segment, which have a higher cost of products sold as a percentage of net sales, had an effect on the increase in the percentage and was offset by the effect of acquisitions in the Residential Building Products Segment which have a lower cost of products sold as a percentage of net sales than the overall group of businesses owned prior to these acquisitions. Had all year-end inventory values been stated on a FIFO basis, year-end inventory would have been approximately $2,593,000 higher in 2000, $2,252,000 higher in 1999 and $3,640,000 higher in 1998. Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, material costs and changes in productivity levels.

Selling, general and administrative expense as a percentage of net sales increased slightly from approximately 14.7% in 1999 to approximately 14.9% in 2000. Selling, general and administrative expense in 2000 was reduced by approximately $1,700,000 from the gain on the sale of land in the second quarter of 2000. Selling, general and administrative expense as a percentage of net sales, excluding the effect of the gain on the sale of land in the second quarter of 2000, increased from approximately 14.7% in 1999 to approximately 15.0% in 2000. The increase in the percentage in 2000 was principally as a result of the 1999 acquisitions in the Residential Building Products and the Windows, Doors and Siding Products Segments, which have a higher expense level as a percentage of net sales than the overall group of businesses owned prior to the acquisitions, partially offset by lower expense levels in the window and door product lines in the Windows, Doors and Siding Products Segment.

Amortization of goodwill and intangible assets, as a percentage of net sales, increased slightly from 1.0% of net sales in 1999 to 1.1% in 2000 principally as a result of increased amortization related to acquisitions partially offset by increased sales volume.

Consolidated operating earnings decreased approximately $13,100,000 from approximately $178,500,000 in 1999 to approximately $165,400,000 in 2000 as a result of the factors discussed above. Consolidated operating earnings for 2000 include a gain, in the second quarter, on the sale of land of approximately $1,700,000. Acquisitions contributed approximately $5,500,000 in operating earnings in 2000, which consisted of an increase of approximately $2,200,000 in the Residential Building Products Segment, an increase of approximately $900,000 in the Air Conditioning and Heating Products Segment and an increase of approximately $2,400,000 in the Windows, Doors and Siding Products Segment.

Consolidated operating earnings have been reduced by depreciation and amortization expense (other than amortization of deferred debt expense and debt discount) of approximately $59,800,000 for 2000. Businesses acquired contributed approximately $3,800,000 of the increase in depreciation and amortization expense in 2000, of which approximately $900,000 was in the Residential Building Products Segment, approximately $500,000 was in the Air Conditioning and Heating Products Segment and approximately $2,400,000 was in the Windows, Doors and Siding Products Segment.

Consolidated operating earnings, excluding earnings from acquisitions and the $1,700,000 gain on the sale of land, decreased approximately $20,300,000 from $178,500,000 in 1999 to approximately $158,200,000 in 2000 due, in part, to a decrease of approximately $6,000,000, in operating earnings in the Residential Building Products Segment. This decrease within the Residential Building Products Segment was due primarily to increased manufacturing costs as a result of delays in the rationalization and relocation of certain of NuTone's manufacturing operations partially offset by increased sales volume without a proportionate increase in cost and expenses. Operating earnings increased approximately $6,900,000 in 2000, excluding the effect of acquisitions in the Air Conditioning and Heating Products Segment. This increase in operating earnings, in the Air Conditioning and Heating Products Segment, arose from higher sales levels of commercial and site-built residential products, partially offset by a decline in operating earnings from lower sales volume of air conditioning and heating products sold to the manufactured housing market as compared to 1999 due to a slowdown in the manufactured housing industry. The softness in the manufactured housing industry is expected to continue to adversely effect this Segment's operating earnings during 2001 as compared to 2000. It is expected that the effect of this softness will continue to be somewhat offset by increased earnings from higher sales levels of site-built residential air conditioning products in 2001. Operating earnings decreased approximately $15,900,000 in 2000, excluding acquisitions, in the Windows, Doors and Siding Products Segment. This decrease in operating earnings was primarily as a result of higher material costs, principally vinyl resin cost which has substantially raised manufacturing costs of vinyl products in this segment. This decrease in earnings was partially offset by (a) increased sales prices of siding and related products and door and window products, (b) increased sales volume of siding and related products and (c) a reduction in the level of costs and expenses of certain window and door products. The Company expects operating earnings in this segment in 2001 to be adversely affected until further sales price increases, cost reduction measures, lower vinyl resin costs and price stabilization for this Segment's vinyl products occur.

Operating earnings of foreign operations, consisting primarily of the results of operations of the Company's Canadian and European subsidiaries which manufacture built-in ventilation products, windows and doors and certain air conditioning and humidification equipment, were approximately 7.0% and 7.4% of operating earnings (before corporate overhead) in 2000 and 1999, respectively. The decrease in foreign operating earnings as a percentage of total operating earnings is principally as a result of a decline in foreign exchange rates. Sales and earnings derived from the international market are subject to the risks of currency fluctuations.

Interest expense in 2000 increased approximately $900,000 or approximately 0.9% as compared to 1999. This increase is primarily as a result of debt acquired and issued in connection with acquisitions net of payments.

Investment income decreased approximately $400,000 or approximately 5%, in 2000, as compared to 1999, primarily due to lower average invested balances as a result of funds used for acquisitions in 1999 and 2000, partially offset by slightly higher yields.

The provision for income taxes was approximately $34,000,000 for 2000, as compared to $40,700,000 for 1999. The income tax rates differed from the United States federal statutory income tax rate of 35% principally as a result of state income tax provisions, nondeductible amortization expense (for tax purposes) and the tax effect resulting from foreign activities. (See Note 4 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

Year Ended December 31, 1999 as Compared to the Year Ended December 31, 1998

Consolidated net sales increased approximately $262,200,000 or approximately 15.2% for 1999 (or increased approximately $265,100,000 or approximately 15.4% excluding the effect of changes in foreign exchange rates) as compared to 1998. Consolidated net sales increased in 1999, principally as a result of acquisitions and higher sales volume, partially offset by the effect of Businesses sold. Acquisitions contributed approximately $355,400,000 of the increase in consolidated net sales. Acquisitions contributed approximately $127,400,000 of the total increase in net sales of approximately $163,800,000 ($166,700,000 increase excluding the effect of changes in foreign exchange rates) in the Residential Building Products Segment in 1999. Increased domestic sales volume, partially offset by the effects of changes in foreign exchange rates accounted for the balance of the increase in this segment. Net sales in the Air Conditioning and Heating Products Segment increased approximately $79,800,000 or 17.3% in 1999. The increase in net sales in this segment is principally as a result of higher sales volume of products sold to customers serving the residential site built and commercial markets partially offset by lower sales of products to customers serving the manufactured housing market in this segment. In the second half of 1999, this segment began to feel the impact of a slowdown in the manufactured housing industry. Approximately $12,100,000 of the increase in net sales in this segment in 1999 was from an acquisition. Net sales in the Windows, Doors and Siding Products Segment increased approximately $203,300,000 in 1999. The increase arose primarily from net sales of acquired companies which contributed approximately $215,900,000 in 1999. The increase in net sales in this segment was partially offset by the effect of lower sales volume of certain lower margin vinyl window products which were relocated to a lower cost manufacturing facility as this operation closely controlled its sales as it implemented cost control measures and improved operating systems. These overall net increases in net sales in the Company's three principal segments were partially offset by the effect of approximately $191,400,000 of net sales attributable to Businesses sold in 1998. As a result of the acquisitions in the second and third quarters of 1999 in the Windows, Doors and Siding Products Segment, the performance of this segment will be more seasonal than in prior years due to the effect of winter weather conditions normally experienced in the fourth and first quarters in the U.S. and Canada.

Cost of products sold as a percentage of net sales decreased from approximately 76.7% in 1998 to approximately 75.3% in 1999. Changes in the percentages were, in large part, as a result of acquisitions and Businesses sold in 1998. Excluding the effect of Businesses sold, cost of products sold as a percentage of net sales decreased from approximately 76.4% in 1998 to approximately 75.3% in 1999. The decrease in the percentage principally resulted from acquisitions in the Residential Building Products Segment partially offset by acquisitions in the Windows, Doors and Siding Products Segment (which, on a combined basis had a net lower level of cost of sales than the overall group of businesses owned prior to such acquisitions). To a lesser extent, the effect of higher sales levels in the Residential Building Products Segment without a proportionate increase in costs also contributed to the decrease in the percentage. These decreases in the percentages were partially offset by the effect of higher vinyl resin cost, due to higher oil prices, without a proportionate increase in sales prices, in the Windows, Doors and Siding Products Segment. Had all year-end inventory values been stated on a FIFO basis, year-end inventory would have been approximately $2,252,000 higher in 1999, $3,640,000 higher in 1998 and $5,041,000 higher in 1997. Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors, including changes in the relative mix of products sold, the effect of changes in sales prices, material costs and changes in productivity levels.

Selling, general and administrative expense as a percentage of net sales decreased slightly from approximately 14.8% in 1998 to approximately 14.7% in 1999. Excluding the effect of Businesses sold, selling, general and administrative expense as a percentage of net sales increased slightly from approximately 14.5% in 1998 to approximately 14.7% in 1999. This increase in the percentage is principally as a result of acquisitions in the Residential Building Products Segment (which have a higher level of expense as a percentage of net sales then the overall group of businesses owned prior to such acquisitions) partially offset by an increase in net sales in the Air Conditioning and Heating Products Segment without a proportionate increase in expense and a reduction in the level of expense in the Windows, Doors and Siding Products Segment, including the effect of acquisitions (which, for the most part, had a lower level of expense as a percentage of net sales than the overall group of businesses owned prior to such acquisitions).

Amortization of goodwill and intangible assets, as a percentage of net sales, increased from approximately 0.8% of net sales in 1998 to approximately 1.0% of net sales in 1999, principally as a result of acquisitions.

Consolidated operating earnings increased approximately $45,400,000 from approximately $133,100,000 in 1998 to approximately $178,500,000 in 1999. Businesses acquired in 1999 contributed approximately $30,900,000 of the increase, of which approximately $18,500,000 was in the Residential Building Products Segment, $900,000 was in the Air Conditioning and Heating Products Segment and $11,500,000 was in the Windows, Doors and Siding Products Segment. The increase in operating earnings for 1999 includes approximately $14,000,000 of estimated synergies and cost reductions realized from the integration of NuTone into the Company's Residential Building Products Segment, net of approximately $3,400,000 of costs and expenses. Consolidated operating earnings have been reduced by depreciation and amortization expense (other than amortization of deferred debt expense and debt discount) of approximately $55,500,000 and $42,100,000 for 1999 and 1998, respectively. Businesses acquired contributed approximately $10,500,000 of the increase in depreciation and amortization expense in 1999, of which approximately $5,300,000 was in the Residential Building Products Segment, $300,000 was in the Air Conditioning and Heating Products Segment and $4,900,000 was in the Windows, Doors and Siding Products Segment. Depreciation and amortization expense relating to the operating results of Businesses sold in 1998 was approximately $1,700,000 for 1998. (See Note 10 of the Notes to the Consolidated Financial Statements included elsewhere herein.) The increase in operating earnings was also due, in part, to increased sales volume without a proportionate increase in costs and expenses in the Residential Building Products Segment of approximately $22,500,000 excluding the contribution from acquisitions; and increased sales volume without a proportionate increase in costs and expenses in the Air Conditioning and Heating Products Segment of approximately $10,400,000 excluding the contribution from acquisitions. The increase in operating earnings in the Air Conditioning and Heating Products Segment arose from higher sales levels of commercial and site-built residential products, partially offset in the second half of 1999, by lower operating earnings of air conditioning and heating products sold to the manufactured housing market as compared to the prior year due to a slowdown in the manufactured housing industry as noted above. Operating earnings in 1999 in the Windows, Doors and Siding Products Segment decreased approximately $5,800,000 excluding the contribution from acquisitions, principally as a result of higher vinyl resin costs and lower sales volume of certain vinyl windows as noted above. The overall increase in the Company's operating earnings was partially offset by the effect of approximately $6,400,000 of operating earnings of Businesses sold in 1998.

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

Liquidity and Capital Resources

The Company is highly leveraged and expects to continue to be highly leveraged for the foreseeable future. At December 31, 2000, the Company had consolidated debt of approximately $1,041,990,000 consisting of (i) $21,497,000 of short-term borrowings and current maturities of long-term debt, (ii) $124,640,000 of notes, mortgage notes and other long-term indebtedness, (iii) $209,372,000 of the 8 7/8% Senior Notes due August 1, 2008 (the "8 7/8% Notes"), (iv) $308,095,000 of the 9 1/8% Senior Notes due 2007 ("9 1/8% Notes") (v) $174,267,000 of the 9 1/4% Senior Notes due 2007 ("9 1/4% Notes") and (vi) $204,119,000 of the 9 7/8% Senior Subordinated Notes due 2004 ("9 7/8% Notes"). At December 31, 2000, the Company had consolidated unrestricted cash, cash equivalents and marketable securities of approximately $140,600,000 as compared to approximately $115,100,000 at December 31, 1999 and the Company's debt to equity ratio was approximately 3.7:1 at December 31, 2000 as compared to 4.0:1 at December 31, 1999.

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

The Company expects to meet its cash flow requirements through fiscal 2001 from cash generated from operations, existing cash, cash equivalents and marketable securities, and financings, which may include securitization of accounts receivable and mortgage or capital lease financings.

On July 3, 2000, the Company acquired Eaton-Williams Holdings Limited ("Eaton-Williams"), of Edenbridge, England. The acquisition in 2000 was funded through the use of unrestricted cash and investments. Eaton-Williams designs, manufactures, installs and services custom-made and standard air conditioning and humidification equipment. For its fiscal year ended April 2, 2000, Eaton-Williams reported sales of approximately $41,000,000. (See Note 2 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

As of December 31, 2000, plans for eliminating certain activities related to businesses acquired during the past several years have been finalized for all significant acquisitions. Acquisition integration liabilities and adjustments relate principally to additional employee terminations and other exit costs of certain products and the consolidation of certain functions and operations of the acquired businesses. The total future expenditures associated with exit costs related to the integration effort at December 31, 2000 are expected to be funded from the Company's operating cash flow. The integration of acquisitions within the Residential Building Products and Windows, Doors and Siding Products Segments is taking longer than originally planned. If significant difficulty is encountered with the continued integration of acquisitions, or if synergies and cost savings are not realized, the results of operations, cash flow and financial condition of the Company likely will be adversely affected. There can be no assurance that the Company will be able to successfully manage and integrate recent acquisitions. (See Note 2 and 11 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

Unrestricted cash and cash equivalents increased from approximately $80,893,000 at December 31, 1999 to approximately $132,508,000 at December 31, 2000. Marketable securities available for sale decreased from approximately $34,219,000 at December 31, 1999 to approximately $8,042,000 at December 31, 2000. The Company's investment in marketable securities at December 31, 2000 consisted primarily of certificates of deposit, commercial paper and bank issued money market instruments. The Company has classified as restricted in the accompanying consolidated balance sheet certain investments and marketable securities that are not fully available for use in its operations. At December 31, 2000, approximately $43,305,000 (of which $10,869,000 is included in current assets) of cash, investments and marketable securities have been pledged as collateral or are held in pension trusts for insurance, employee benefits and other requirements. (See Notes 1 and 7 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

Capital expenditures were approximately $41,334,000, (including capital leases of approximately $5,701,000) in 2000 and are expected to range between $45,000,000 and $50,000,000 in 2001.

The Company's Board of Directors has authorized a number of programs to purchase shares of the Company's Common and Special Common Stock. The most recent of these programs was announced on May 4, 2000, and allows the Company to purchase up to 1,000,0000 shares of the Company's Common and Special Common Stock in open market or negotiated transactions, subject to market conditions, cash availability and provisions of the Company's outstanding debt instruments. As of February 28, 2001, the Company has purchased approximately 460,700 shares of its Common and Special Common Stock under this program for approximately $9,200,000 and accounted for such share purchases as Treasury Stock.

At February 28, 2001, approximately $100,900,000 was available for the payment of cash dividends, stock purchases or other restricted payments as defined under the terms of the Company's most restrictive Indenture. (See Note 5 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

The Company's working capital and current ratio increased from approximately $327,035,000 and 2.0:1, respectively, at December 31, 1999 to approximately $362,497,000 and 2.1:1, respectively, at December 31, 2000, principally as a result of the factors described below.

Accounts receivable increased approximately $12,305,000 or approximately 5.2%, between December 31, 1999 and December 31, 2000, while net sales increased approximately $24,700,000 or approximately 5.1% in the fourth quarter of 2000 as compared to the fourth quarter of 1999. These increases are a result of the 2000 acquisition, which contributed approximately $12,518,000 to net sales in the fourth quarter of 2000 and approximately $8,362,000 to accounts receivable in 2000. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on December 31, 2000 as compared to December 31, 1999. The Company did not experience any significant overall changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in 2000.

Inventories increased approximately $11,523,000 or approximately 5.4%, between December 31, 1999 and December 31, 2000. The acquisition in 2000 contributed approximately $5,419,000 to the increase in inventory for 2000.

Accounts payable increased approximately $5,609,000 or approximately 3.7%, between December 31, 1999 and December 31, 2000. The acquisition in 2000 contributed approximately $8,728,000 to the increase in accounts payable.

Unrestricted cash and cash equivalents increased approximately $51,615,000 from December 31, 1999 to December 31, 2000, principally as a result of the following:

Condensed
Consolidated
Cash Flows(*)

Operating Activities:
Cash flow from operations, net	$112,451,000
Increase in accounts receivable, net	(4,331,000)
Increase in inventories	(5,848,000)
Increase in prepaids and other current assets	(3,284,000)
Decrease in accounts payable	(1,376,000)
Increase in accrued expenses and taxes	4,417,000
Investing Activities:
Net cash paid for an acquired business	(10,049,000)
Proceeds from the sale of marketable securities, net	26,426,000
Capital expenditures	(35,633,000)
Net cash received from Businesses sold	1,241,000
Proceeds from the sale of fixed assets	6,355,000
Increase in restricted cash and investments	(14,657,000)
Financing Activities:
Payment of borrowings, net	(6,141,000)
Purchase of Nortek Common and Special Common Stock	(11,776,000)
Other, net	(6,180,000)

$51,615,000

(*) Prepared from the Company's Consolidated Statement of Cash Flows for the year ended December 31, 2000. (See Nortek, Inc. and Subsidiaries Consolidated Financial Statements for 2000 included elsewhere herein.)

The impact of changes in foreign currency exchange rates on cash was not material and has been included in other, net.

The Company's debt-to-equity ratio decreased from approximately 4.0:1 at December 31, 1999 to 3.7:1 at December 31, 2000, primarily as a result of the increase in equity due to net earnings for 2000, partially offset by the effect of the purchase of Nortek Common and Special Common Stock, a slight increase in debt and the increase in accumulated other comprehensive loss. (See the Consolidated Statement of Stockholders' Investment included elsewhere herein.)

Inflation, Trends and General Considerations

The Company has evaluated and expects to continue to evaluate possible acquisition transactions and the possible dispositions of certain of its businesses on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions.

The Company's performance is dependent to a significant extent upon the levels of new residential construction, residential replacement and remodeling and non-residential construction, all of which are affected by such factors as interest rates, inflation, consumer confidence and unemployment. In the first part of 2001, the Company expects to operate in an environment of lower levels of construction and remodeling activity than 2000. Demand for the Company's products across most of its markets, except for commercial air conditioning products, is expected to remain weak during the first part of 2001 with improvement over the later part of the year. However, overall demand for the Company's products sold in the manufactured housing industry, are expected to remain at or below the levels experienced for all of 2000. Further declines in consumer confidence, unfavorable changes in interest rates (or a lack of additional reductions in interest rates by the Federal Reserve) and higher unemployment rates would have a negative impact on general economic conditions resulting in lower levels of housing construction and remodeling activity which would have an adverse effect on the Company's operating results.

The demand for the Company's products is seasonal, particularly in the Northeast and Midwest regions of the United States where inclement weather during the winter months usually reduces the level of building and remodeling activity in both the home improvement and new construction markets. The Company's lower sales levels usually occur during the first and fourth quarters. Since a high percentage of the Company's manufacturing overhead and operating expenses are relatively fixed throughout the year, operating income and net earnings tend to be lower in quarters with lower sales levels. As a result of the 1998 and 1999 acquisitions in the Windows, Doors and Siding Products Segment, the performance of this Segment is more seasonal than in previous years due to the number of businesses that are affected by winter weather conditions. In addition, the demand for cash to fund the working capital of the Company's subsidiaries is greater from late in the first quarter until early in the fourth quarter.

Market Risk

The Company is exposed to market risks related to changes in interest rates, foreign currencies and commodity pricing. The Company does not use derivative financial instruments, except, on a limited basis to periodically hedge certain economic exposures. The Company does not enter into derivative financial instruments or other financial instruments for trading purposes.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which was subsequently amended and establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

The Company has completed its review of the effect of SFAS No. 133 on its results of operations and financial position. Effective January 1, 2001, the Company will adopt SFAS No. 133 which will not be material to the Company's consolidated financial statements. (See Note 1 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

A. Interest Rate Risk

The Company is exposed to market risk from changes in interest rates primarily through its investing and borrowing activities. In addition, the Company's ability to finance future acquisition transactions may be impacted if the Company is unable to obtain appropriate financing at acceptable interest rates.

The Company's investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments and marketable securities. Short-term investments primarily consist of money market accounts and corporate commercial paper with original maturities of 90 days or less. Marketable securities primarily consist of certificates of deposit and bank issued money market instruments, all with original maturities of between 91 and 180 days. Restricted investments and marketable securities primarily consist of money market accounts, certificates of deposit and commercial paper with original maturities of 90 days or less. At December 31, 2000, the fair value of the Company's unrestricted and restricted investments and marketable securities approximated market value.

The Company manages its borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities. In addition, as of December 31, 2000, the Company through its Ply Gem subsidiary hedged its exposure on a substantial portion of its variable rate debt by entering into an interest rate collar transaction to lock in the interest rate between a floor of 5.76% and a cap of 7%. At December 31, 2000, approximately 95% of the carrying values of the Company's long-term debt were either at fixed interest rates or covered by the interest rate collar agreement.

See the table set forth in item D (Long-term Debt) below and Notes 1 and 5 of the Notes to the Consolidated Financial Statements included elsewhere herein for further disclosure of the terms of the Company's debt and interest rate collar agreement.

B. Foreign Currency Risk

The Company's results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Italian Lira, the Canadian Dollar and the British Pound. In 2000, the net impact of foreign currency changes was not material to the Company's financial condition or results of operations. The Company manages its exposure to foreign currency exchange risk principally by trying to minimize the Company's net investment in foreign assets through the use of strategic short and long-term borrowings at the foreign subsidiary level. Consistent with this strategy, notes payable and other short-term obligations at December 31, 2000 consist primarily of short-term borrowings by certain of the Company's foreign subsidiaries. At December 31, 2000, the Company's net investment in foreign assets was approximately $97,926,000. An overall unfavorable change in foreign exchange rates of 10% would result in an approximate $8,902,000 reduction in equity as a result of the impact on the cumulative translation adjustment. The Company generally does not enter into derivative financial instruments to manage foreign currency exposure. At December 31, 2000, the Company did not have any outstanding foreign currency hedging contracts.

C. Commodity Pricing Risk

The Company is subject to significant market risk with respect to the pricing of its principal raw materials, which include, among others, steel, copper, packaging material, plastics, resins, glass, wood and aluminum. If prices of these raw materials were to increase dramatically, the Company may not be able to pass such increases on to its customers and, as a result, gross margins could decline significantly. The Company manages its exposure to commodity pricing risk by continuing to diversify its product mix, strategic buying programs and vendor partnering. The Company generally does not enter into derivative financial instruments to manage commodity-pricing exposure. At December 31, 2000, the Company did not have any outstanding commodity forward contracts. See the discussion elsewhere herein under Management's Discussion and Analysis of Financial Condition and Results of Operations, with respect to the increase in the cost of vinyl resin material during 2000.

D. Long-term Debt

The table that follows sets forth as of December 31, 2000, the Company's long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market values. Approximately 1.32% of the Company's total long-term indebtedness is denominated in foreign currencies. The weighted average interest rates for variable rate debt are based on December 31, 2000 interest rates. In addition, the table that follows sets forth the outstanding notional amounts by year and floor and cap interest rates of the Company's interest rate collar agreement.

Long-term Debt:

	Scheduled Maturity			Average Interest Rate
	Fixed	Variable		Fixed	Variable
Year Ending	Rate	Rate	Total	Rate	Rate	Total
	(Dollar amounts in millions)

December 31, 2001	$7.2	$2.7	$9.9	8.16%	6.74%	7.78%
2002	2.5	76.4	78.9	6.12	7.24	7.21
2003	2.1	2.3	4.4	5.92	7.77	6.88
2004	210.5	3.9	214.4	9.82	8.33	9.79
2005	2.0	0.3	2.3	5.91	5.69	5.87
Thereafter (1)	713.9	10.5	724.4	9.04	5.39	8.99

Total Principal	938.2	96.1	1,034.3	9.19	7.08	8.99
Unamortized Debt Discount	(3.9)	--	(3.9)

Total Long-term Debt at
December 31, 2000	$934.3	$96.1	$1,030.4

Fair Market Value of Long-term
Debt at December 31, 2000	$854.2	$96.1	$950.3

(1)

Senior notes with a total principal of $695,000,000 and a weighted average interest rate of 9.08% mature at various times from 2007 through 2008. (See Note 5 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

Interest Rate Collar:
	Notional	Floor		Cap
Outstanding at	Amount	Rate		Rate
	(Dollar amounts in millions)

December 31, 2000	$45.0	5	.76% (2)	7	% (3)

Fair Market Value of the liability related to
Interest Rate Collar at December 31, 2000	$0.3

(2)	If the interest rate is below 5.76% then the Company will pay the difference.

(3)	If the interest rate is above 7% then the Company is entitled to receive the difference.

Year 2000 Disclosure
The Company and its subsidiaries have not experienced any significant year 2000 related problems.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See Election of Directors in the definitive Proxy Statement for the Company's 2001 Annual Meeting of Stockholders, incorporated herein by reference. See also Part I, Item 1, Business-General Considerations-Executive Officers of the Registrant.

ITEM 11. EXECUTIVE COMPENSATION

See Executive Compensation in the definitive Proxy Statement for the Company's 2001 Annual Meeting of Stockholders, incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See Security Ownership of Certain Beneficial Owners and Management in the definitive Proxy Statement for the Company's 2001 Annual Meeting of Stockholders, incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Election of Directors in the definitive Proxy Statement for the Company's 2001 Annual Meeting of Stockholders, incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedules
The following documents are filed as part of this report:

1. Financial Statements:	Page

Consolidated Statement of Operations for each of the three years	35
in the period ended December 31, 2000
Consolidated Balance Sheet as of December 31, 2000 and 1999	36
Consolidated Statement of Cash Flows for each of the three years	38
in the period ended December 31, 2000
Consolidated Statement of Stockholders' Investment for each of the	40
three years in the period ended December 31, 2000
Notes to Consolidated Financial Statements	43
Report of Independent Public Accountants	72

2. Financial Statement Schedules:

Schedule I Condensed Financial Information of Registrant	73
Schedule II Valuation and Qualifying Accounts	79

3. The exhibits are listed in the Exhibit Index, which is incorporated	80
herein by reference

(b) Reports on Form 8-K
No reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2001.

NORTEK, INC.

/s/ Richard L. Bready
Richard L. Bready
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf of the registrant and in the capacities indicated, as of March 16, 2001.

/s/ Richard L. Bready	/s/ J. Peter Lyons
Richard L. Bready, Chairman	J. Peter Lyons,
of the Board and President	Director
(principal executive officer)

/s/ Richard J. Harris	/s/ William I. Kelly
Richard J. Harris, Vice President	William I. Kelly,
and Treasurer (principal financial	Director
officer) and Director

/s/ Almon C. Hall	/s/ Phillip L. Cohen
Almon C. Hall, Vice President	Phillip L. Cohen,
and Controller (principal	Director
accounting officer)

Consolidated Statement of Operations

	For the Years Ended December 31,
	2000	1999	1998
	(In thousands except per share amounts)

Net Sales	$2,194,829	$1,987,920	$1,725,743

Costs and Expenses:
Cost of products sold	1,679,011	1,497,529	1,322,750
Selling, general and administrative expense	327,338	291,374	255,449
Amortization of goodwill and intangible assets	23,091	20,499	14,416

	2,029,440	1,809,402	1,592,615

Operating earnings	165,389	178,518	133,128
Gain on Businesses sold	--	--	4,000
Interest expense	(97,395)	(96,490)	(86,298)
Investment income	7,606	7,972	10,470

Earnings from continuing operations before provision
for income taxes	75,600	90,000	61,300
Provision for income taxes	34,000	40,700	27,300

Earnings from continuing operations before
extraordinary loss	41,600	49,300	34,000
Earnings from discontinued operations	--	--	1,200
Extraordinary loss from debt retirements	--	--	(200)

Net earnings	$41,600	$49,300	$35,000

Earnings (Loss) Per Share:
Earnings from continuing operations:
Basic	$3.71	$4.19	$3.11

Diluted	$3.70	$4.11	$3.06

Earnings from discontinued operations:
Basic	$--	$--	$.11

Diluted	$--	$--	$.11

Extraordinary loss from debt retirements:
Basic	$--	$--	$(.02)

Diluted	$--	$--	$(.02)

Net Earnings:
Basic	$3.71	$4.19	$3.20

Diluted	$3.70	$4.11	$3.15

Weighted Average Number of Shares:
Basic	11,202	11,763	10,923

Diluted	11,246	11,982	11,113

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheet

	December 31,
	2000	1999
	(Amounts in thousands)

Assets
Current Assets:
Unrestricted
Cash and cash equivalents	$132,508	$80,893
Marketable securities available for sale	8,042	34,219
Restricted
Cash, investments and marketable securities at cost,
which approximates market	10,869	11,240
Accounts receivable, less allowances of $9,799,000 and
$10,009,000	250,568	238,263
Inventories
Raw materials	89,859	89,581
Work in process	24,762	20,844
Finished goods	109,580	102,253

	224,201	212,678

Prepaid expenses	11,999	11,864
Other current assets	13,432	16,787
Prepaid income taxes	44,834	54,065

Total current assets	696,453	660,009

Property and Equipment, at Cost:
Land	18,345	16,270
Buildings and improvements	133,547	127,736
Machinery and equipment	378,078	348,445

	529,970	492,451
Less accumulated depreciation	195,193	163,834

Total property and equipment, net	334,777	328,617

Other Assets:
Goodwill, less accumulated amortization of $73,235,000
and $56,942,000	582,436	589,532
Intangible assets, less accumulated amortization of
$22,278,000 and $15,956,000	125,532	133,040
Deferred debt expense	18,916	22,068
Restricted investments and marketable securities held by
pension trusts	32,436	15,677
Other	46,262	42,482

	805,582	802,799

	$1,836,812	$1,791,425

Liabilities and Stockholders' Investment

Current Liabilities:
Notes payable and other short-term obligations	$11,581	$8,476
Current maturities of long-term debt	9,916	5,564
Accounts payable	155,381	149,772
Accrued expenses and taxes, net	157,078	169,162

Total current liabilities	333,956	332,974

Other Liabilities:
Deferred income taxes	60,950	60,740
Other	139,202	114,278

	200,152	175,018

Notes, Mortgage Notes and Obligations
Payable, Less Current Maturities	1,020,493	1,023,616

Commitments and Contingencies (Note 8)

Stockholders' Investment:
Preference stock, $1 par value; authorized 7,000,000 shares,
none issued	--	--
Common stock, $1 par value, authorized 40,000,000 shares;
18,752,974 and 18,738,292 shares issued	18,753	18,738
Special common stock, $1 par value, authorized 5,000,000 shares;
827,504 and 840,436 shares issued	828	841
Additional paid-in capital	208,813	208,755
Retained earnings	184,866	143,266
Accumulated other comprehensive loss	(19,367)	(11,822)
Less --treasury common stock at cost, 8,377,834 and
7,793,217 shares	(109,613)	(97,894)
--treasury special common stock at cost, 290,107 and
290,054 shares	(2,069)	(2,067)

Total stockholders' investment	282,211	259,817

	$1,836,812	$1,791,425

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Cash Flows

		For the Years Ended December 31,
		2000	1999	1998
		(Amounts in thousands)

Cash Flows from operating activities:
Net earnings from continuing operations		$41,600	$49,300	$34,000
Earnings from discontinued operations		--	--	1,200
Extraordinary loss from debt retirements		--	--	(200)

Net earnings	;	41,600	49,300	35,000

Adjustments to reconcile net earnings to cash:
Depreciation and amortization expense		59,776	55,532	42,084
Non-cash interest expense, net		3,705	3,685	3,237
Gain on sale of land		(1,730)	--	--
Gain on sale of Businesses sold		--	--	(4,000)
Loss on discontinued operations		--	--	3,800
Loss on debt retirement		--	--	300
Deferred federal income tax provision		9,100	17,100	15,100
Deferred federal income tax benefit on discontinued operations		--	--	(3,200)

Changes in certain assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable, net		(4,331)	(7,899)	(4,554)
Inventories		(5,848)	(21,434)	(979)
Prepaids and other current assets		(3,284)	(2,072)	1,581
Net assets of discontinued operations		--	--	(7,426)
Accounts payable		(1,376)	20,760	12,532
Accrued expenses and taxes		4,417	(12,399)	10,084
Long-term assets, liabilities and other, net		(2,699)	(2,031)	(2,374)

Total adjustments to net earnings		57,730	51,242	66,185

Net cash provided by operating activities		99,330	100,542	101,185

Cash Flows from investing activities:
Capital expenditures		(35,633)	(42,013)	(40,863)
Net cash paid for businesses acquired		(10,049)	(125,788)	(324,702)
Net cash received from Businesses sold or discontinued		1,241	--	111,738
Proceeds from the sale of fixed assets		6,355	--	--
Purchase of investments and marketable securities		(20,013)	(89,741)	(179,582)
Proceeds from the sale of investments and marketable securities		46,439	178,090	95,143
Change in restricted cash and investments		(14,657)	(7,952)	(7,463)
Other, net		(3,344)	(4,368)	(5,622)

Net cash used in investing activities		$(29,661)	$(91,772)	$(351,351)

Cash Flows from financing activities:
Sale of Notes, net		$--	$--	$203,492
Sale of Nortek Common Stock		--	--	64,190
Payment of borrowings and purchase of Notes, net		(6,141)	(1,713)	(49,199)
Purchase of Nortek Common and Special Common Stock		(11,776)	(14,524)	(7,668)
Other, net		(137)	484	1,385

Net cash (used in) provided by financing activities		(18,054)	(15,753)	212,200

Net increase (decrease) in unrestricted cash and cash equivalents		51,615	(6,983)	(37,966)
Unrestricted cash and cash equivalents at the beginning of the year		80,893	87,876	125,842

Unrestricted cash and cash equivalents at the end of the year		$132,508	$80,893	$87,876

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Stockholders' Investment
For the Year Ended December 31, 1998
(Dollar amounts in thousands)

			Special	Additional			Accumulated Other
		Common	Common	Paid-in	Retained	Treasury	Comprehensive	Comprehensive
		Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Income (Loss)

Balance, December 31, 1997		$16,051	$767	$135,345	$58,966	$(77,714)	$(5,327)	$--
Net earnings	;	--	--	--	35,000	--	--	35,000
Other comprehensive income (loss):
Currency translation adjustment		--	--	--	--	--	(1,436)	(1,436)
Minimum pension liability net of
tax of $2,914		--	--	--	--	--	(4,898)	(4,898)
Unrealized appreciation in the value of
marketable securities		--	--	--	--	--	65	65

Comprehensive income								$28,731

Sale of 2,182,500 shares of common stock		2,183	--	62,007	--	--	--
13,343 shares of special common stock
converted into 13,343 shares of
common stock		13	(13)	--	--	--	--
180,958 shares of common stock and
100,991 shares of special common
stock issued upon exercise of stock
options		181	101	4,274	--	--	--
258,543 shares of treasury stock acquired		--	--	--	--	(7,955)	--

Balance, December 31, 1998		$18,428	$855	$201,626	$93,966	$(85,669)	$(11,596)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Stockholders' Investment
For the Year Ended December 31, 1999
(Dollar amounts in thousands)

		Special	Additional				Accumulated
		Common	Common	Paid-in	Retained	Treasury	Other Comprehensive	Comprehensive
		Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Income (Loss)

Balance, December 31, 1998		$18,428	$855	$201,626	$93,966	$(85,669)	$(11,596)	$--
Net earnings	;	--	--	--	49,300	--	--	49,300
Other comprehensive income (loss):
Currency translation adjustment		--	--	--	--	--	(1,891)	(1,891)
Minimum pension liability net of $976
tax provision		--	--	--	--	--	1,495	1,495
Unrealized appreciation in the value of
marketable securities		--	--	--	--	--	170	170

Comprehensive income								$49,074

14,499 shares of special common stock
converted into 14,499 shares of
common stock		14	(14)	--	--	--	--
61,198 shares of common stock issued
upon exercise of stock options		61	--	1,049	--	--	--
506,927 shares of treasury stock acquired		--	--	--	--	(14,292)	--
235,000 shares of common stock issued as
partial consideration for an acquisition		235	--	6,080	--	--	--

Balance, December 31, 1999		$18,738	$841	$208,755	$143,266	$(99,961)	$(11,822)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Stockholders' Investment
For the Year Ended December 31, 2000
(Dollar amounts in thousands)

			Special	Additional			Accumulated
		Common	Common	Paid-in	Retained	Treasury	Other Comprehensive	Comprehensive
		Stock	Stock	Capital	Earnings	Stock	Loss	Income (Loss)

Balance, December 31, 1999		$18,738	$841	$208,755	$143,266	$(99,961)	$(11,822)	$--
Net earnings	;	--	--	--	41,600	--	--	41,600
Other comprehensive (loss):
Currency translation adjustment		--	--	--	--	--	(3,631)	(3,631)
Minimum pension liability net of
$2,055 tax provision		--	--	--	--	--	(3,808)	(3,808)
Unrealized decline in the value
of marketable securities		--	--	--	--	--	(106)	(106)

Comprehensive income								$34,055

12,932 shares of special common stock
converted into 12,932 shares of
of common stock		13	(13)	--	--	--	--
1,750 shares of common stock issued
upon exercise of stock options		2	--	58	--	--	--
584,670 shares of treasury stock acquired		--	--	--	--	(11,721)	--

Balance, December 31, 2000		$18,753	$828	$208,813	$184,866	$(111,682)	$(19,367)

The accompanying notes are an integral part of these consolidated financial statements.

NORTEK,INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31,2000

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

Principles of Consolidation

The consolidated financial statements include the accounts of Nortek, Inc. and all of its significant wholly-owned subsidiaries (the "Company" or "Nortek") after elimination of intercompany accounts and transactions. Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

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

The Company has unrestricted marketable securities, of approximately $8,042,000 and $34,219,000 at December 31, 2000 and 1999, respectively, consisting of certificates of deposit and bank issued money market instruments, all of which mature within one year.

The Company has classified as restricted in the accompanying consolidated balance sheet certain investments and marketable securities that are not fully available for use in its operations. At December 31, 2000, approximately $43,305,000 (of which $10,869,000 is included in current assets) of cash, investments and marketable securities have been pledged as collateral or are held in pension trusts for insurance, employee benefits and other requirements (see Note 7).

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

Long-Term Debt--

At December 31, 2000, the fair value of long-term indebtedness was approximately $84,000,000 lower than the amount on the Company's consolidated balance sheet, before original issue discount, based on market quotations (see Note 5).

Inventories

Inventories in the accompanying consolidated balance sheet are valued at the lower of cost or market. At December 31, 2000 and 1999, approximately $110,157,000 and $111,349,000 of total inventories, respectively, were valued on the last-in, first-out method (LIFO). Under the first-in, first-out method (FIFO) of accounting, such inventories would have been approximately $2,593,000 and $2,252,000 greater at December 31, 2000 and 1999, respectively. All other inventories were valued under the FIFO method.

Recognition of Sales and Related Costs, Incentives and Allowances

The Company primarily recognizes sales upon the shipment of its products net of applicable provisions for discounts and allowances. The Company also provides for its estimate of warranty and bad debts at the time of sale. Shipping costs are included in cost of products sold.

The Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition including both broad conceptual discussions as well as certain industry-specific guidance. The application of this guidance did not have a material effect on the Company's consolidated financial statements.

The Financial Accounting Standards Board's Emerging Issues Task Force reached final consensus in 2000 with respect to the accounting for shipping and handling fees and costs and the accounting for certain sales incentives. As a result, the Company has reclassified certain amounts among net sales, cost of products sold and selling, general and administrative expenses in accordance with these pronouncements for all periods presented in the accompanying consolidated financial statements. These reclassifications did not have any effect on operating earnings, net earnings or net earnings per share for any period presented.

Foreign Currency Translation

The financial statements of subsidiaries outside the United States are generally measured using the local currency as the functional currency. The Company translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at year-end. Net sales and expenses are translated using average exchange rates in effect during the year. Gains and losses from foreign currency translation are credited or charged to accumulated other comprehensive loss included in stockholders' investment in the accompanying consolidated balance sheet. Transaction gains and losses are recorded in selling, general and administrative expense and have not been material during any of the years ending December 31, 2000, 1999 and 1998.

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

Intangible Assets and Goodwill

Intangible assets consist principally of patents, trademarks, copyrights and non-compete agreements and are amortized on a straight-line method over a weighted average estimated useful life of 20 years. Amortization of intangible assets charged to operations amounted to approximately $6,586,000, $4,906,000 and $2,026,000 for 2000, 1999 and 1998, respectively. The Company has classified as goodwill the cost in excess of fair value of the net assets (including tax attributes) of companies acquired in purchase transactions. Goodwill is being amortized on a straight-line method over 40 years. Amortization of goodwill charged to operations amounted to approximately $16,505,000, $15,593,000 and $12,390,000 for 2000, 1999 and 1998, respectively. At each balance sheet date, in accordance with SFAS No. 121, "Accounting for Long Lived Assets and for Long Lived Assets to be Disposed of," the Company evaluates the realizability of "Long Lived Assets" which primarily consists of property, plant and equipment, intangible assets and goodwill based on expectations of non-discounted future cash flows for each subsidiary having a material amount of Long Lived Assets. If the sum of the expected non-discounted future cash flows is less than the carrying amount of all assets including Long Lived Assets, the Company would recognize an impairment loss. Based on its most recent analysis, the Company believes that no material impairment of Long Lived Assets exists at December 31, 2000.

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

A reconciliation between basic and diluted earnings per share is as follows:

		For the Years Ended December 31,
		2000	1999	1998
		(In thousands except per share amounts)

Earnings from continuing operations		$41,600	$49,300	$34,000

Basic EPS:
Basic common shares		11,202	11,763	10,923

Basic EPS		$3.71	$4.19	$3.11

Diluted EPS:	;
Basic common shares		11,202	11,763	10,923
Plus: Impact of stock options (Note 6)		44	219	190

Diluted common shares		11,246	11,982	11,113

Diluted EPS		$3.70	$4.11	$3.06

Comprehensive Income (Loss)

Comprehensive income (loss) includes net earnings and unrealized gains and losses from currency translation, marketable securities available for sale and minimum pension liability adjustments, net of tax attributes. The components of the Company's comprehensive income (loss) and the effect on earnings, for the three years ended December 31, 2000, are detailed in the Company's accompanying consolidated statement of stockholders' investment.

The balances of each classification, net of tax attributes, within accumulated other comprehensive loss as of December 31, 2000, 1999 and 1998 are as follows:

		Unrealized		Total
		Gains	Minimum	Accumulated
	Foreign	(Losses) on	Pension	Other
	Currency	Marketable	Liability	Comprehensive
	Translation	Securities	Adjustment	Loss
	(Amounts in thousands)

Balance December 31, 1997	$(5,093)	$(110)	$(124)	$(5,327)
Change during the period	(1,436)	65	(4,898)	(6,269)

Balance December 31, 1998	(6,529)	(45)	(5,022)	(11,596)
Change during the period	(1,891)	170	1,495	(226)

Balance December 31, 1999	(8,420)	125	(3,527)	(11,822)
Change during the period	(3,631)	(106)	(3,808)	(7,545)

Balance December 31, 2000	$(12,051)	$19	$(7,335)	$(19,367)

Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" amended in 1999 by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133 - Amendment of SFAS No. 133" and amended in June 2000 by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment to SFAS No. 133" (combined "SFAS No.133"). SFAS No.133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No.133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998).

Effective January 1, 2001, the Company will adopt SFAS No. 133. The adoption of this statement will not be material to the Company's consolidated financial statements.

2. Acquisitions and Businesses Sold

Acquisitions are accounted for as purchases and, accordingly, have been included in the Company's consolidated results of operations since the acquisition date. Purchase price allocations are subject to refinement until all pertinent information regarding the acquisitions is obtained.

On July 3, 2000, the Company acquired Eaton-Williams Holdings Limited ("Eaton-Williams"), of Edenbridge, England. Eaton-Williams designs, manufactures, installs and services custom-made and standard air conditioning and humidification equipment. For its fiscal year ended April 2, 2000, Eaton-Williams reported sales of approximately $41,000,000 (unaudited).

On March 8, 1999, the Company acquired Webco, Inc. ("Webco"), a designer and manufacturer of custom air handling equipment for industrial, institutional and commercial customers. For the fiscal year ended October 31, 1998, Webco had net sales of approximately $13,900,000 (unaudited).

On April 23, 1999, the Company completed the acquisition of three businesses from Caradon plc of the United Kingdom: Peachtree Doors and Windows, Thermal-Gard and CWD Windows and Doors (the "Caradon Acquired Companies"). Peachtree Doors and Windows is a national supplier of residential windows, entry doors and patio doors that targets custom and high-end home markets. Thermal-Gard manufactures replacement windows, patio doors and sunrooms. CWD Windows and Doors is a provider of complete window and door systems for new homes in Western Canada. For the year ended December 31, 1998, the Caradon Acquired Companies had combined net sales of approximately $169,700,000 (unaudited).

On May 28, 1999, the Company acquired Multiplex Technologies, Inc. ("Multiplex"), a manufacturer and designer of high-performance, multi-room video distribution equipment for home automation and home entertainment. Multiplex had net sales of approximately $10,000,000 (unaudited) for the year ended December 31, 1998.

On September 9, 1999, the Company acquired Kroy Building Products, Inc. ("Kroy"), a manufacturer of vinyl fencing, railing profiles and vinyl decking systems for residential and light commercial applications. Kroy had net sales of approximately $26,000,000 (unaudited) for the fiscal year ended June 30, 1999.

On December 3, 1999, the Company acquired Xantech Corporation ("Xantech"), a designer and manufacturer of residential infrared remote control systems for extending control of VCR, cable, satellite and stereo systems to multiple rooms throughout an entire household. Xantech had net sales of approximately $13,000,000 (unaudited) for the fiscal year ended November 30, 1999.

The 1999 acquisitions were funded through the use of unrestricted cash, cash equivalents, marketable securities, the issuance of notes payable to sellers and the issuance of 235,000 shares of Nortek Common Stock.

On October 9, 1998, the Company acquired Napco, Inc. and an affiliate ("Napco"), for approximately $80,800,000 in cash and the assumption of approximately $10,200,000 of debt.

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

At the date of the NuTone acquisition, the Company achieved cost reductions directly attributable to the acquisition from the elimination of fees and charges paid by NuTone to Williams and related entities. The unaudited pro forma operating earnings have been increased for the year ended December 31, 1998 by approximately $354,000 for such fees and charges.

The approximate unaudited pro forma net sales, operating earnings, depreciation and amortization expense (other than amortization of deferred debt expense and debt discount), earnings from continuing operations and diluted earnings per share of the Company for the year ended December 31, 1998 were approximately $1,849,000,000, $142,500,000, $47,400,000, $31,400,000 and $2.63, respectively, and gives pro forma effect to the acquisition of NuTone, the sale of the 8 7/8% Notes, the Common Stock Offering and reflects the estimated cost reductions directly attributable to the NuTone acquisition as described above as if such transactions and adjustments had occurred on January 1, 1998. The pro forma results include the actual results of NuTone since July 31, 1998, in accordance with the purchase method of accounting for an acquisition. The pro forma results do not give pro forma effect to the dispositions of businesses that occurred in 1998, the acquisition of Napco which occurred on October 9, 1998 or acquisitions in 1999 and 2000.

In computing the pro forma earnings, earnings have been reduced by the net interest income on the aggregate cash portion of the purchase price of the acquisition of NuTone at the historical rate earned by the Company and interest expense on indebtedness incurred in connection with such acquisition. Earnings have been reduced by amortization of goodwill and intangible assets and reflect net adjustments to depreciation expense as a result of an increase in the estimated fair market value of property and equipment and changes in depreciable lives. Interest expense was included on the 8 7/8 % Notes at the applicable coupon rate plus amortization of deferred debt expense and debt discount, net of tax effect.

The pro forma information presented does not purport to be indicative of the results which would have been reported if these transactions had occurred on January 1, 1998, or which may be reported in the future.

During 1998, the Company made several dispositions of certain non-strategic assets. On December 30, 1998, the Company sold its M&S Systems LP ("M&S") subsidiary and Moore-O-Matic, Inc. ("MOM") for approximately $27,500,000 in cash and recorded a pre-tax gain of approximately $4,000,000 ($.12 per share, net of tax). For the year ended December 31, 1998, combined net sales, operating earnings and earnings from continuing operations before provision for income taxes of M&S and MOM were approximately $41,900,000, $3,600,000 and $3,600,000, respectively. On May 8, 1998, the Company sold Studley Products, Inc. ("Studley"). On May 22, 1998, the Company sold Sagebrush Sales, Inc. ("Sagebrush") for approximately $9,100,000 in cash; on July 2, 1998, the Company sold Goldenberg Group, Inc. for approximately $11,100,000 including approximately $2,000,000 in notes; on July 31, 1998, the Company sold Ply Gem Manufacturing; and on December 10, 1998, the Company sold Allied Plywood Corporation ("Allied") for approximately $16,500,000 in cash and approximately $7,000,000 in notes. The operating results of Sagebrush, Goldenberg, Ply Gem Manufacturing and Allied are included in the Company's 1998 consolidated results from January 1, 1998 to the date of sale. Combined net sales, operating earnings and earnings before provision for income taxes of these dispositions were approximately $143,700,000, $2,200,000 and $2,200,000, respectively, for the period from January 1, 1998 to the date of sale. The disposition of these four businesses did not result in any significant gains or losses. Approximately $27,700,000 of the proceeds from the sale of these four businesses was used to pay down debt. The remaining proceeds (including the proceeds from the sale of the discontinued plumbing products business, Studley, M&S and MOM) of approximately $84,000,000 were used for general corporate purposes (see Notes 9 and 10).

3. Cash Flows

Interest paid was $93,562,000, $92,592,000 and $78,988,000 in 2000, 1999 and 1998, respectively.

The fair value of the assets of the businesses acquired was $27,010,000, $192,719,000 and $436,074,000 in 2000, 1999 and 1998, respectively. Liabilities assumed or created from businesses acquired was $16,961,000, $60,616,000 and $111,372,000 in 2000, 1999 and 1998, respectively. In 1999, 235,000 shares of Nortek Common Stock were issued as partial consideration for an acquisition. Net cash paid for acquisitions was $10,049,000, $125,788,000 and $324,702,000 in 2000, 1999 and 1998, respectively.

Significant non-cash financing and investing activities excluded from the accompanying consolidated statement of cash flows include capitalized lease additions of approximately $5,701,000 in 2000, $445,000 in 1999 and $565,000 in 1998 and a decline of approximately $106,000 and increases of approximately $170,000 and $65,000 in the fair market value of marketable securities available for sale for 2000, 1999 and 1998, respectively.

4. Income Taxes

The following is a summary of the components of earnings from continuing operations before provision for income taxes:

	For the Years Ended December 31,
	2000	1999	1998
	(Amounts in thousands)

Domestic	$60,200	$77,000	$54,600
Foreign	15,400	13,000	6,700

	$75,600	$90,000	$61,300

The following is a summary of the provision for income taxes from continuing operations included in the accompanying consolidated statement of operations:

	For the Years Ended December 31,
	2000	1999	1998
	(Amounts in thousands)

Federal income taxes
Current	$16,800	$15,000	$6,900
Deferred	9,100	17,100	15,100

	25,900	32,100	22,000
Foreign	6,600	5,800	2,000
State	1,500	2,800	3,300

	$34,000	$40,700	$27,300

Income tax payments, net of refunds, were approximately $19,279,000, $25,500,000 and $4,568,000 in 2000, 1999 and 1998, respectively. The provision for income taxes in 1998 does not reflect tax benefits of approximately $2,000,000 from the exercise of non-qualified stock options. These benefits have been recorded as an increase in additional paid-in capital.

The table that follows reconciles the federal statutory income tax rate of continuing operations to the effective tax rate of such earnings of approximately 45.0%, 45.2% and 44.5% in 2000, 1999 and 1998, respectively.

	For the Years Ended December 31,
	2000	1999	1998
	(Amounts in thousands)

Income tax provision from continuing operations at the
federal statutory rate	$26,460	$31,500	$21,455
Net change from statutory rate:
Amortization not deductible for income tax purposes	5,432	5,189	4,200
State income taxes, net of federal tax effect	1,008	1,804	2,145
Change in tax reserves, net	(456)	807	(713)
Product development income tax credit from
foreign operations	(100)	(118)	(309)
Tax effect resulting from foreign activities	987	917	807
Other, net	669	601	(285)

	$34,000	$40,700	$27,300

The tax effect of temporary differences which give rise to significant portions of deferred income tax assets and liabilities as of December 31, 2000 and December 31, 1999 are as follows:

	December 31,
	2000	1999
	(Amounts in thousands)

Prepaid Income Tax Assets (classified current)
Arising From:
Accounts receivable	$2,662	$2,270
Inventory	2,220	3,142
Insurance reserves	5,483	7,132
Warranty accrual	5,630	5,472
Net operating losses of Ply Gem	1,307	6,125
Other reserves and assets, net	27,532	29,924

	$44,834	$54,065

Deferred Income Tax Assets (Liabilities)
(classified non-current)
Arising From:
Property and equipment, net	$(52,047)	$(47,062)
Intangible assets, net	(29,078)	(29,273)
Insurance reserves	7,332	5,252
Warranty accrual	7,034	7,507
Capital loss carryforward	7,022	7,781
Net operating losses of Ply Gem	--	1,325
Valuation allowances	(7,022)	(7,781)
Other reserves and assets, net	5,809	1,511

	$(60,950)	$(60,740)

At December 31, 2000, the Company's wholly owned subsidiary, Ply Gem, has a net operating loss carry-forward of approximately $3,800,000 that expires in 2011 and is subject to certain limitations imposed by the Internal Revenue Code. The Company has established valuation allowances related to certain capital losses. Of the total valuation allowance, approximately $1,900,000 will reduce goodwill if the tax benefit is ultimately realized. At December 31, 2000, cumulative un-remitted foreign earnings, of approximately $8,000,000, have been invested indefinitely and accordingly, U.S. income taxes have not been provided on these earnings.

5. Notes, Mortgage Notes and Obligations Payable

Short-term bank obligations at December 31, 2000 and 1999 consist of the following:

	December 31,
	2000	1999
	(Amounts in thousands)

Secured lines of credit and bank advances of the
Company's European subsidiaries	$6,639	$6,834
Secured lines of credit of the Canadian subsidiaries	4,942	1,642

Short-term bank obligations	$11,581	$8,476

These short-term bank obligations are secured by approximately $54,869,000 of accounts receivable, inventory and other assets, and have an average weighted interest rate of approximately 7.3% at December 31, 2000.

Notes, mortgage notes and obligations payable, included in the accompanying consolidated balance sheet at December 31, 2000 and 1999, consist of the following:

	December 31,
	2000	1999
	(Amounts in thousands)

8 7/8% Senior Notes due 2008, net of unamortized original issue
discount of $628,000 and $683,000	$209,372	$209,317
9 1/4% Senior Notes due 2007 ("9 1/4% Notes"), net of unamortized
original issue discount of $733,000 and $816,000	174,267	174,184
9 1/8% Senior Notes due 2007 ("9 1/8% Notes"), net of unamortized
original issue discount of $1,905,000 and $ 2,104,000	308,095	307,896
9 7/8% Senior Subordinated Notes due 2004 ("9 7/8% Notes"), net
of unamortized original issue discount of $703,000 and $876,000	204,119	203,946
Ply Gem term loan	74,126	77,965
Mortgage notes payable	24,098	28,268
Other	36,332	27,604

	$1,030,409	$1,029,180
Less amounts included in current liabilities	9,916	5,564

	$1,020,493	$1,023,616

On July 31, 1998, the Company sold $210,000,000 of its 8 7/8% Notes at a discount of approximately $754,000, which is being amortized over the life of the issue. Net proceeds from the sale of the 8 7/8% Notes, after deducting underwriting commissions and expenses, amounted to approximately $203,492,000. The Company used a portion of these net proceeds, together with approximately $44,800,000 of the cash proceeds received from the Common Stock Offering, to purchase NuTone (See Notes 2 and 6).

The indentures and other agreements governing the Company and its subsidiaries' indebtedness (including the indentures for the 8 7/8% Notes, the 9 1/8% Notes, the 9 1/4% Notes, (collectively, the "Senior Notes"), the 9 7/8% Notes and the credit agreement covering the Ply Gem credit facility) contain restrictive financial and operating covenants including covenants that restrict, among other things, the payment of cash dividends, repurchase of the Company's capital stock and the making of certain other restricted payments, the incurrence of additional indebtedness, the making of certain investments, mergers, consolidations and sale of assets (all as defined in the indentures and other agreements). Upon certain asset sales (as defined in the indentures), the Company will be required to offer to purchase, at 100% principal amount plus accrued interest to the date of purchase, Senior Notes in a principal amount equal to any net cash proceeds (as defined in the indentures) that are not invested in properties and assets used primarily in the same or related business to those owned and operated by the Company at the issue date of the Senior Notes or at the date of such asset sale and such net cash proceeds were not applied to permanently reduce Senior Indebtedness (as defined in the indentures). At February 28, 2001 approximately $100,900,000 was available for the payment of cash dividends, stock payments or other restricted payments under the terms of the Company's most restrictive indenture governing the Senior and Senior Subordinated Notes. (See Note 6.)

The Company's Ply Gem subsidiary has a credit facility with a syndicate of banks, which provides Ply Gem with a term loan and a letter of credit facility, which matures August 26, 2002. Interest on borrowings is at varying rates based, at Ply Gem's option, on (a) the London Interbank Offered Rate (LIBOR) plus a spread or (b) the higher of (i) .5% above the federal funds rate or (ii) the bank's prime rate. Ply Gem pays a facility fee quarterly which fluctuates between .20% and .30% of the aggregate principal amount available under the facility. The average weighted interest rate on the credit facility for the year ended December 31, 2000 was 6.9%. The credit facility includes customary covenants, including covenants limiting Ply Gem's ability to pledge assets or incur liens on assets and maintain certain financial covenants. Borrowings under this credit facility are collateralized by the common stock, inventory and accounts receivable of Ply Gem's principal subsidiaries.

During 1999, the Company through its Ply Gem subsidiary entered into a $45,000,000 interest rate collar transaction to lock in the interest rate between a floor of 5.76% and a cap of 7%. This collar will terminate on August 27, 2002 (the "Termination Date"). To the extent that the one month US Dollar Libor rate is below the collar floor, payment is due from Ply Gem for the difference. To the extent the one month US Dollar Libor rate is above the collar cap, Ply Gem is entitled to receive the difference. The one month US Dollar Libor rate at December 31, 2000 was 6.565%. Amounts received or paid as a result of the collar agreement increase or reduce interest expense. The fair market value of the liability related to the interest rate collar is approximately $300,000 at December 31, 2000.

Mortgage notes payable of approximately $24,098,000 outstanding at December 31, 2000 include various mortgage notes and other related indebtedness payable in installments through 2014. These notes bear interest at rates ranging from 2% to 9.25% and are collateralized by property and equipment with an aggregate net book value of approximately $63,190,000 at December 31, 2000.

Other obligations of approximately $36,332,000 outstanding at December 31, 2000 include borrowings relating to equipment purchases, notes payable issued for acquisitions and other borrowings bearing interest at rates primarily ranging from 2.9% to 12% and maturing at various dates through 2017. Approximately $23,467,000 of such indebtedness is collateralized by property and equipment with an aggregate net book value of approximately $24,791,000 at December 31, 2000.

The table that follows is a summary of maturities of all of the Company's debt obligations, excluding unamortized debt discount, due after December 31, 2001:

(Amounts in thousands)
2002	$78,921
2003	4,452
2004	214,413
2005	2,290
Thereafter	724,386

6. Common Stock, Special Common Stock, Stock Options and Deferred Compensation

In the first half of 1998 the Company sold 2,182,500 shares of its Common Stock in a public offering for approximately $64,190,000 in net cash proceeds (the "Common Stock Offering"), after deducting underwriting commissions and offering expenses. A portion of the net proceeds was used to acquire NuTone (see Note 2).

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

The rights, which are not currently exercisable, are attached to each share of Common Stock and may be redeemed by the Directors at $.01 per share at any time. After a shareholder acquires beneficial ownership of 17% or more of the Company's Common Stock and Special Common Stock, the rights will trade separately and become exercisable entitling a rights holder to acquire additional shares of the Company's Common Stock having a market value equal to twice the amount of the exercise price of the right. In addition, after a person or group ("Acquiring Company") commences a tender offer or announces an intention to acquire 30% or more of the Company's Common Stock and Special Common Stock, the rights will trade separately and, under certain circumstances will permit each rights holder to acquire common stock of the Acquiring Company, having a market value equal to twice the amount of the exercise price of the right.

At December 31, 2000, a total of 3,061,834 shares of Common Stock were reserved as follows:

Stock option plans	2,234,330
Conversion of Special Common Stock	827,504

At December 31, 2000, 2,192,083 shares of Special Common Stock were reserved for stock option plans.

The Company has several Equity and Cash Incentive Plans which provide for the granting of options and other awards to certain officers, employees and non-employee directors of the Company. The Company has a cash incentive program for certain key employees under the 2000 Equity and Cash Incentive Plan based on the performance of the Company's stock price. No amounts have been paid under this cash incentive program. Options granted under the Equity and Cash Incentive Plans vest over periods ranging up to five years and expire ten years from the date of grant. At December 31, 2000, 193,667 additional options are available for grant under these plans.

At December 31, 2000, 1999 and 1998, 1,789,257, 1,073,759 and 652,702 respectively, of options to acquire shares of Common and Special Common stock were exercisable.

The table that follows summarizes the Common and Special Common Stock option transactions for the three years ended December 31, 2000:

					Weighted
					Average
	Number	Option Price			Exercise
	Of Shares	Per Share			Price

Options outstanding at
December 31, 1997	985,780	$2	.88 -	$27.00	$16.48
Granted	382,300	22	.94 -	31.88	23.23
Exercised	(350,934)	2	.88 -	22.69	10.63
Canceled	(10,000)			22.69	22.69

Options outstanding at
December 31, 1998	1,007,146	$2	.88 -	$31.88	$21.03
Granted	584,300	24	.75 -	33.06	28.22
Exercised	(69,833)	2	.88 -	22.94	13.63
Canceled	(20,000)	20	.75 -	30.38	25.05

Options outstanding at
December 31, 1999	1,501,613	$8	.75 -	$33.06	$24.11
Granted	561,450	20	.44 -	21.63	21.56
Exercised	(1,750)	8	.75 -	21.63	10.59
Canceled	(20,650)	21	.63 -	30.38	26.75

Options outstanding at
December 31, 2000	2,040,663	$8	.75 -	$33.06	$23.39

2,247 options, all of which are exercisable, have an exercise price of $8.75 and a weighted average remaining contractual life of 3 years. 173,849 options, all of which are exercisable, have an exercise price of $14.75 and a remaining contractual life of 5 years. 1,471,367 options, 1,236,928 of which are exercisable, have exercise prices ranging between $19.50 and $27.00 with a weighted average exercise price of $22.71 and a remaining contractual life ranging between 6 to 9 years. The remaining 393,200 options, 376,233 of which are exercisable, have exercise prices ranging between $29.56 and $33.06, with a weighted average exercise price of $29.82 and a remaining contractual life ranging between 7 to 9 years.

The Company accounts for stock options granted to employees pursuant to the provisions of APB Opinion No. 25, under which no compensation cost has been recognized since options are granted with exercise prices equal to the fair market value of the Common Stock at the date of grant. Had compensation cost for options granted under these plans been determined consistent with SFAS No. 123, the Company's earnings from continuing operations and diluted earnings per share from continuing operations would have been approximately $37,300,000 and $3.31 for 2000, approximately $44,800,000 and $3.74 for 1999 and approximately $31,700,000 and $2.86 for 1998, respectively, and net earnings and diluted net earnings per share would have been approximately $37,300,000 and $3.31 for 2000, approximately $44,800,000 and $3.74 for 1999 and approximately $32,700,000 and $2.95 for 1998, respectively.

The weighted average fair value of options, on the grant date, was $9.78, $11.60 and $9.40 in 2000, 1999 and 1998, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used:

	2000	1999	1998

Risk-free interest rate	Between	Between	Between
	6.56% and 6.70%	4.91% and 6.31%	4.50% and 5.66%

Expected life	5 years	5 years	5years

Expected volatility	40%	36%	37%

Expected dividend yield	0%	0%	0%

The Company's Board of Directors has authorized a number of programs to purchase shares of the Company's Common and Special Common Stock. The most recent of these programs was announced on May 4, 2000 to purchase up to 1,000,000 shares of the Company's Common and Special Common Stock in open market or negotiated transactions, subject to market conditions, cash availability and provisions of the Company's outstanding debt instruments. As of February 28, 2001, the Company had purchased approximately 460,700 shares of its Common and Special Common Stock for approximately $9,200,000 under this program and accounted for such share purchases as treasury stock.

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

Pension and profit sharing expense charged to operations aggregated approximately $15,600,000 in 2000, approximately $12,400,000 in 1999 and approximately $9,800,000 in 1998. The Company's policy is to fund currently the actuarially determined annual contribution of its various qualified defined benefit plans.

The table that follows provides a reconciliation of benefit obligations, plan assets and funded status of the plans in the Company's accompanying consolidated balance sheet at December 31, 2000 and 1999:

	Pension Benefits
	2000	1999
	(Amounts in thousands)

Change in benefit obligation:
Benefit obligation at October 1,	$149,675	$154,850
Service cost	2,711	2,289
Interest cost	11,815	10,377
Plan participant contributions	203	--
Amendments	5,762	755
Curtailment gains	--	(8,976)
Actuarial loss excluding assumption changes	1,941	13,482
Actuarial (gain) due to assumption changes	(4,111)	(13,254)
Obligations from an acquisition	19,907	--
Benefits and expenses paid	(10,826)	(9,848)

Benefit obligation at September 30,	$177,077	$149,675

Change in plan assets:
Fair value of plan assets at October 1,	$121,892	$114,336
Actual return on plan assets	10,694	15,643
Plan assets from an acquisition	17,451	--
Employer contribution	3,256	1,761
Plan participant contributions	98	--
Benefits and expenses paid	(10,826)	(9,848)

Fair value of plan assets at September 30,	$142,565	$121,892

Funded status and statement of financial position:
Fair value of plan assets at September 30,	$142,565	$121,892
Benefit obligation at September 30,	(177,077)	(149,675)

Funded status	(34,512)	(27,783)
Amount contributed during fourth quarter	1,364	513
Unrecognized actuarial loss	1,940	5,467
Unrecognized prior service cost	11,300	7,163

Accrued benefit cost	$(19,908)	$(14,640)

Amount recognized in the statement of financial position consists of:
(a) Prepaid benefit cost	$8,339	$7,296
(b) Accrued benefit liability	(49,859)	(33,503)
(c) Intangible asset	10,209	6,021
(d) Accumulated other comprehensive loss	11,403	5,546

Accrued benefit cost	$(19,908)	$(14,640)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $133,413,000, $130,448,000 and $87,379,000, respectively, as of December 31, 2000 and $106,127,000, $97,972,000 and $67,220,000, respectively, as of December 31, 1999.

Plan assets include commingled funds, marketable securities, insurance contracts and cash and short-term investments. At December 31, 2000 and 1999, the Company has recorded as long-term restricted investments and marketable securities held by pension trusts, in the accompanying consolidated balance sheet, approximately $32,400,000 and $15,700,000 respectively, which have been contributed to trusts and are available to fund obligations included in the table above relating to supplemental retirement plans. During 2000, one of the trusts related to the Company's supplemental retirement plans loaned funds to certain officers of the Company who have fully vested retirement benefits in such plans. At December 31, 2000, approximately $13,400,000 of notes receivable from these officers, bearing interest at 6.75% and maturing in 2015, are included in restricted investments and marketable securities held by pension trusts in the accompanying consolidated balance sheet.

The weighted average rate assumptions used in determining pension costs and the projected benefit obligation are as follows:

	For the Years ended December 31,
	2000	1999	1998

Discount rate	7.75%	7.50%	6.75%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%	4.50%

The Company's net periodic benefit cost for its defined benefit plans for 2000, 1999, and 1998 consist of the following components:

	For the Years ended December 31,
	2000	1999	1998
	(Amounts in thousands)

Service cost	$2,711	$2,289	$2,329
Interest cost	11,815	10,377	5,594
Expected return on plan assets	(10,681)	(9,713)	(5,135)
Amortization of prior service cost	1,625	816	217
Recognized actuarial loss	1,450	939	311

Net periodic benefit cost	$6,920	$4,708	$3,316

The table that follows provides a reconciliation of the benefit obligations, plan assets and funded status of the Post Retirement Health Benefit Plan in the Company's accompanying consolidated balance sheet at December 31, 2000 and 1999:

	Non-pension
	Post Retirement
	Health Benefits
	2000	1999
	(Amounts in thousands)

Change in benefit obligation:
Benefit obligation at October 1,	$16,812	$29,561
Service cost	236	226
Interest cost	1,293	1,189
Plan participant contributions	83	--
Amendments	318	--
Curtailment gain	--	(13,344)
Actuarial loss excluding assumption changes	2,008	734
Actuarial loss due to assumption changes	1,301	199
Benefits and expenses paid	(1,565)	(1,753)

Benefit obligation at September 30,	$20,486	$16,812

Change in plan assets:
Fair value of plan assets at October 1,	$--	$--
Employer contribution	1,482	1,753
Plan participant contributions	83	--
Benefits and expenses paid	(1,565)	(1,753)

Fair value of plan assets at September 30,	$--	$--

Funded status and statement of financial position:
Fair value of plan assets at September 30,	$--	$--
Benefit obligation at September 30,	(20,486)	(16,812)

Funded status	(20,486)	(16,812)
Amount contributed during fourth quarter	414	466
Unrecognized actuarial loss	3,755	548
Unrecognized prior service cost	309	--

Accrued benefit cost	$(16,008)	$(15,798)

The Company's net periodic benefit cost for its Post Retirement Health Benefit Plan for 2000, 1999 and 1998 consists of the following components:

	For the Years ended December 31,
	2000	1999	1998
	(Amounts in thousands)

Service Cost	$ 236	$ 226	$155
Interest Cost	1,293	1,189	800
Amortization of prior service cost	9	--	--

Net periodic post retirement health benefit cost	$1,538	$1,415	$955

For purposes of calculating the post retirement health benefit cost, a medical inflation rate of 8.5% was assumed for 2000. The rate was assumed to decrease gradually to an ultimate rate of 5.5% by 2005.

Assumed health care cost trend rates have a significant effect on the amounts reported for the post retirement health benefit plan. A one-percentage-point change in assumed health care cost trend rate would have the following effect:

	Decrease Trend 1%	Increase Trend 1%
	(Amounts in thousands)

Effect on the total service and interest cost components	$(194)	$235
Effect on the post retirement benefit obligation	$(1,892)	$2,247

8. Commitments and Contingencies

The Company provides accruals for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.

At December 31, 2000, the Company and its subsidiaries are obligated under lease agreements for the rental of certain real estate and machinery and equipment used in its operations. Minimum annual rental obligation aggregates approximately $102,599,000 at December 31, 2000. The obligations are payable as follows:

2001.	$16,203,000
2002	13,336,000
2003	11,651,000
2004	9,073,000
2005	7,675,000
Thereafter	44,661,000

Certain of these lease agreements provide for increased payments based on changes in the consumer price index. Rental expense charged to operations in the accompanying consolidated statement of operations was approximately $17,800,000, $14,800,000 and $15,000,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Under certain of these lease agreements, the Company or its subsidiaries are also obligated to pay insurance and taxes.

The Company is subject to other contingencies, including legal proceedings and claims arising out of its businesses that cover a wide range of matters, including, among others, environmental matters, contract and employment claims, product liability, warranty and modification, adjustment or replacement of component parts of units sold, which may include product recalls. Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned, including litigation concerning a commercial airline fatal accident. The Company has used various substances in its products and manufacturing operations which have been or may be deemed to be hazardous or dangerous, and the extent of its potential liability, if any, under environmental, product liability and workers' compensation statutes, rules, regulations and case law is unclear. Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated.

A subsidiary of the Company is a defendant in a number of lawsuits alleging damage caused by alleged defects in certain pressure treated wood products. Many of the suits have been resolved by dismissal or settlement with amounts being paid out of insurance proceeds or other third party recoveries. The subsidiary continues to vigorously defend the remaining suits. Certain defense and indemnity costs are being paid out of insurance proceeds and proceeds from a settlement with suppliers of material used in the production of the treated wood products. The subsidiary has engaged in coverage litigation with certain insurers and has settled coverage claims with several of the insurers. The Company believes that the remaining coverage disputes will be resolved on a satisfactory basis and additional coverage will be available. In reaching this belief, the Company analyzed insurance coverage and the status of the coverage litigation, considered the history of settlements with primary and excess insurers and consulted with counsel. The Company has recorded liabilities of approximately $10,600,000 at December 31, 2000 for the estimated costs to resolve these outstanding matters. The Company has also recorded receivables at December 31, 2000 of approximately $7,800,000 for the estimated recoveries which are deemed probable of collection related to insurance litigation matters discussed above.

While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, the Company believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

9. Discontinued Operations

In the fourth quarter of 1997, the Company adopted a plan of disposition for its plumbing products business which was sold on July 10, 1998 for approximately $33,700,000 in cash. Net sales, loss before incomes taxes, income tax benefit and net earnings of the discontinued operations for the year ended December 31, 1998 were approximately $50,110,000, $3,800,000, $5,000,000 and $1,200,000, respectively. Loss from discontinued operations before income taxes includes an allocation of corporate interest expense of approximately $1,000,000 in 1998. Corporate interest was allocated to discontinued operations based on the ratio of net assets of the discontinued operation to the sum of the total consolidated net assets of the Company plus consolidated debt of the Company other than debt of the discontinued operation assumed by the buyer and debt that is directly attributed to other operations of the Company. The income tax benefit in 1998 includes approximately $800,000 recorded as a result of the realization of a portion of the tax capital loss arising from the sale of the plumbing products business.

10. Operating Segment Information and Concentration of Credit Risk

The Company is a diversified manufacturer of residential and commercial building products, which is organized within three principal operating segments: the Residential Building Products Segment; the Air Conditioning and Heating Products Segment; and the Windows, Doors and Siding Products Segment. Individual subsidiary companies are included in each of the Company's three principal operating segments based on the way the chief operating decision maker manages the business and on the similarity of products, production processes, customers and expected long-term financial performance. In the tables below, Other includes corporate related items, results of insignificant operations, intersegment eliminations and certain income and expense items not allocated to reportable segments. The operating results labeled Businesses sold consist of entities sold during 1998.

The Residential Building Products Segment manufactures and distributes built-in products primarily for the residential new construction, do-it-yourself (DIY) and professional remodeling and renovation markets. The principal products sold by the Segment include, kitchen range hoods, exhaust fans (such as bath fans and fan, heater and light combination units) indoor air quality products, bath cabinets, radio intercoms and central vacuum systems. The Air Conditioning and Heating Products Segment principally manufactures and sells heating, ventilating and air conditioning ("HVAC") systems for custom-designed commercial applications and for manufactured and site-built residential housing. The Windows, Doors and Siding Products Segment principally manufactures and distributes vinyl, wood and composite windows, vinyl, wood, steel and composite patio and entry doors, vinyl siding, soffit, skirting and accessories, aluminum trim coil, siding, columns and accessories, soffit, skirting, shutters, sun rooms and vinyl fencing, railings and decking for use in the residential construction, DIY and professional renovation markets.

The accounting policies of the segments are the same as those described in Note 1. Summary of Significant Accounting Policies. The Company evaluates segment performance based on operating earnings before allocations of corporate overhead costs. Intersegment net sales are not material for any of the periods presented. Intersegment eliminations are not material for any of the periods presented. The income statement impact of all purchase accounting adjustments, including goodwill and intangible assets amortization, is reflected in the operating earnings of the applicable operating segment; however, the corresponding purchase accounting balance sheet adjustments related to goodwill and intangible assets are not allocated to the individual operating segments. Unallocated assets consist primarily of cash and cash equivalents, marketable securities, prepaid and deferred income taxes, goodwill, intangible assets, deferred debt expense and long term restricted investments and marketable securities.

The tables that follow exclude the results of operations for the plumbing products business which was sold in 1998 and was accounted for as a discontinued operation.

Summarized financial information for the Company's reportable segments is presented in the tables that follow for each of the three years in the period ended December 31, 2000.

		For the Years ended December 31,
		2000	1999	1998
		(Amounts in thousands)

Net Sales:
Residential Building Products		$667,394	$639,915	$476,129
Air Conditioning and Heating Products		630,049	540,275	460,464
Windows, Doors and Siding Products		826,394	731,698	528,381
Other		70,992	76,032	69,322

		2,194,829	1,987,920	1,534,296
Businesses sold		--	--	191,447

Consolidated net sales		$2,194,829	$1,987,920	$1,725,743

Operating Earnings (Loss):
Residential Building Products		$90,869	$94,704	$53,674
Air Conditioning and Heating Products		74,812	66,958	55,729
Windows, Doors and Siding Products		23,749	37,207	31,492
Other, net		(24,041)	(20,351)	(14,157)

		165,389	178,518	126,738
Businesses sold		--	--	6,390

Consolidated operating earnings		165,389	178,518	133,128

Unallocated:
Gain on Businesses sold		--	--	4,000
Interest expense		(97,395)	(96,490)	(86,298)
Investment income		7,606	7,972	10,470

Earnings from continuing operations before
provision for income taxes		$75,600	$90,000	$61,300

Segment Assets:
Residential Building Products		$253,893	$268,871	$248,433
Air Conditioning and Heating Products		227,196	198,260	164,710
Windows, Doors and Siding Products		327,936	310,768	241,914
Other		27,272	31,639	17,029

		836,297	809,538	672,086

Unallocated:
Cash, cash equivalents and marketable securities		151,419	126,352	223,451
Goodwill and intangible assets		707,968	722,572	672,264
Prepaid income taxes		44,834	54,065	54,163
Other assets	;	96,294	78,898	63,829

Consolidated assets		$1,836,812	$1,791,425	$1,685,793

	For the Years ended December 31,
	2000	1999	1998
	(Amounts in thousands)

Depreciation and Amortization Expense:
Residential Building Products	$20,327	$20,584	$14,641
Air Conditioning and Heating Products	12,153	10,625	8,920
Windows, Doors and Siding Products	25,906	22,677	15,614
Other	1,390	1,646	1,222

	59,776	55,532	40,397
Businesses sold	--	--	1,687

Consolidated depreciation and amortization expense	$59,776	$55,532	$42,084

Capital Expenditures:
Residential Building Products	$9,844	$10,840	$8,638
Air Conditioning and Heating Products	13,958	10,814	20,665
Windows, Doors and Siding Products	10,527	18,917	9,809
Other	1,304	1,442	536

	35,633	42,013	39,648
Businesses sold	--	--	1,215

Consolidated capital expenditures	$35,633	$42,013	$40,863

Foreign net sales were approximately 10%, 9% and 8% of consolidated net sales for the years ended December 31, 2000, 1999 and 1998, respectively. Foreign Long Lived Assets were approximately 8%, 7% and 6% of consolidated Long Lived Assets for the years ended December 31, 2000, 1999 and 1998, respectively. Foreign net sales are attributed based on the location of the Company's subsidiary responsible for the sale. As required, Long Lived Assets exclude financial instruments and deferred income taxes.

No single customer accounts for 10% or more of consolidated net sales or accounts receivable.

The Company operates internationally and is exposed to market risks from changes in foreign exchange rates. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different geographical regions. At December 31, 2000, the Company had no significant concentrations of credit risk.

11. ACCRUED EXPENSES AND TAXES, NET

Accrued expenses and taxes, net, consist of the following at December 31, 2000 and 1999:

	December 31,
	2000	1999
	(Amounts in thousands)

Insurance	$14,933	$17,865
Employee compensation and benefits	44,761	47,004
Interest	29,150	29,213
Product warranty	16,923	17,277
Sales and marketing	21,750	19,207
Employee termination and other costs	1,665	2,865
Other, net	27,896	35,731

	$157,078	$169,162

The Company has recorded liabilities, in connection with acquisitions, which were established between 1997 and 2000 related to employee terminations and other exit costs associated with management's plans to eliminate certain activities of the acquired entities. The Company has recorded liabilities of approximately $1,400,000, $5,200,000 and $1,900,000 in the years ended December 31, 2000, 1999 and 1998, respectively which principally related to termination of certain employees and closing certain facilities of acquired businesses. As of December 31, 2000, plans for eliminating certain activities have been finalized for all significant acquisitions.

Charges to liabilities for employee termination include payroll, payroll taxes and insurance benefits related to severance packages and were approximately $1,800,000, $3,600,000 and $5,300,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Charges to liabilities for other exit costs relate principally to lease costs and other costs of closing facilities and legal and consulting fees that were incurred due to the implementation of the Company's exit strategies. Charges to liabilities for other exit costs were approximately $800,000, $1,400,000 and $1,400,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

12. Other income

In the second quarter of 2000, the Company sold a parcel of land resulting in a pre-tax gain of approximately $1,700,000 ($.10 net after tax per share) which is included in operating earnings.

13. Summarized Quarterly Financial Data (Unaudited)

The tables that follow summarize unaudited quarterly financial data for the years ended December 31, 2000 and December 31, 1999:

		For the Quarters Ended
		April 1	July 1	September 30	December 31
		(In thousands except per share amounts)

2000
Net sales		$491,557	$600,743	$590,040	$512,489
Gross profit	;	117,389	145,672	139,621	113,136
Selling, general and
administrative expense		81,837	82,702	81,164	81,635

Net earnings	;	$4,000	$19,100	$15,700	$2,800

Net earnings per share:
Basic		.35	1.68	1.42	.26
Diluted		.35	1.67	1.42	.26

		For the Quarters Ended
		April 1	July 1	September 30	December 31
		(In thousands except per share amounts)

1999
Net sales		$406,450	$541,888	$551,793	$487,789
Gross profit	;	95,084	140,417	138,879	116,011
Selling, general and
administrative expense		62,683	77,142	74,723	76,826

Net earnings	;	$3,500	$19,800	$20,600	$5,400

Net earnings per share:
Basic		.30	1.67	1.74	.46
Diluted		.29	1.64	1.70	.46

See Notes 1, 2 and 12 and Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7 of Part II of this report, regarding certain other quarterly transactions which impact the operating results in the above table including acquisitions, sales volume, material costs, delay's in rationalization and relocation of manufacturing operations and weakness in the manufactured housing industry.

Report of Independent Public Accountants

To Nortek, Inc.:

We have audited the accompanying consolidated balance sheet of Nortek, Inc. (a Delaware corporation) and subsidiaries listed in Item 14(a)(1) of this Form 10-K as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nortek, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

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

ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 7, 2001

NORTEK, INC. (PARENT COMPANY)
SCHEDULE I CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Condensed Balance Sheet

		December 31,
		2000	1999
		(Amounts in thousands)

Assets

Current Assets:
Unrestricted
Cash and investments at cost, which approximates market		$57,218	$21,681
Marketable securities at cost, which approximates market		8,042	29,225
Restricted
Cash and investments at cost, which approximates market		8,006	8,303
Marketable securities at cost, which approximates market		--	1,107
	;
Notes and accounts receivable, net		1,798	2,674
Prepaid expenses and other current assets		350	491
Prepaid income taxes		4,900	5,700

Total current assets		80,314	69,181

	;
Property and equipment, at cost		1,706	1,515
Less accumulated depreciation		1,340	1,179

Total property and equipment, net		366	336

Investments and Other Assets:
Net intercompany balance and investment in subsidiaries		1,120,425	1,098,931
Deferred debt expense, net		18,152	21,184
Deferred tax benefit		900	--
Other		35,612	32,801

		1,175,089	1,152,916

		$1,255,769	$1,222,433

Liabilities and Stockholders' Investment

Current Liabilities:
Current maturities of other long-term debt		$5,000	$--
Accounts payable		2,241	1,041
Accrued expenses and taxes		31,632	34,830

Total current liabilities		38,873	35,871

Other Liabilities:
Deferred income taxes		--	5,200
Other		34,992	17,414

		34,992	22,614

Senior notes		691,734	691,397

Senior subordinated notes		204,119	203,946

Other long-term debt		3,840	8,788

Commitments and Contingencies (Note 2)

Stockholders' Investment:
Preference stock, $1 per value; authorized 7,000,000 shares, none issued		--	--
Common Stock, $1 par value; authorized 40,000,000 shares, 18,752,974
and 18,738,292 shares issued		18,753	18,738
Special common stock, $1 par value; authorized 5,000,000 shares,
827,504 and 840,436 shares issued		828	841
Additional paid-in capital		208,813	208,755
Retained earnings		184,866	143,266
Accumulated other comprehensive loss		(19,367)	(11,822)
Less--treasury common stock at cost, 8,377,834 and 7,793,217 shares		(109,613)	(97,894)
--treasury special common stock at cost, 290,107 and 290,054 shares		(2,069)	(2,067)

Totalstockholders'investment		282,211	259,817

		$1,255,769	$1,222,433

The accompanying notes are an integral part of these condensed financial statements.

Condensed Statement of Operations

		For the Years Ended December 31,
		2000	1999	1998
		(In thousands except per share amounts)

Revenues:
Charges and allocations to subsidiaries		$78,461	$73,307	$75,208
Gain on sale of businesses		--	--	4,000
Investment income		2,835	5,441	8,777
Other income	;	12	508	556

Total revenues		81,308	79,256	88,541

Expenses:
Selling, general and administrative expense		25,710	21,885	15,030
Interest expense		87,655	87,326	75,922
Other expense		509	1,149	679

Total expenses		113,874	110,360	91,631

Loss from continuing operations, before equity in
subsidiaries' earnings		(32,566)	(31,104)	(3,090)
Equity in subsidiaries earnings before provision for income taxes		108,166	121,104	64,390

Earnings from continuing operations before provision
for income taxes		75,600	90,000	61,300
Provision for income taxes		34,000	40,700	27,300

Earnings from continuing operations before extraordinary loss		41,600	49,300	34,000
Earnings from discontinued operations		--	--	1,200
Extraordinary loss from debt retirements		--	--	(200)

Net earnings		$41,600	$49,300	$35,000

Earnings (Loss) per share:
Earnings per share from continuing operations:
Basic		$3.71	$4.19	$3.11

Diluted		$3.70	$4.11	$3.06

Earnings from discontinued operations:
Basic		$--	$--	$.11

Diluted		$--	$--	$.11

Extraordinary loss from debt retirements:
Basic		$--	$--	$(.02)

Diluted		$--	$--	$(.02)

Net earnings:
Basic		$3.71	$4.19	$3.20

Diluted		$3.70	$4.11	$3.15

Weighted average number of shares:
Basic		11,202	11,763	10,923

Diluted		11,246	11,982	11,113

The accompanying notes are an integral part of these condensed financial statements.

Condensed Statement of Cash Flows

		For the Years Ended December 31,
		2000	1999	1998
		(Amounts in thousands)

Cash Flows from operating activities:
Earnings from continuing operations		$41,600	$49,300	$34,000
Net earnings from discontinued operations		--	--	1,200
Extraordinary loss from debt retirements		--	--	(200)

Net earnings	;	41,600	49,300	35,000

Adjustments to reconcile net earnings to cash:
Depreciation and amortization expense		384	446	117
Non-cash interest expense, net		3,508	3,253	2,856
Gain on sale of Businesses sold		--	--	(4,000)
Loss on discontinued operations		--	--	3,800
Loss on debt retirement		--	--	300
Equity in subsidiaries' earnings
before provision for income taxes		(108,166)	(121,104)	(64,390)
Charges and allocations to subsidiaries		(78,461)	(73,307)	(75,208)
Net transfers from subsidiaries, principally cash		166,097	97,680	97,905
Deferred federal income tax provision		9,100	17,100	15,100
Deferred federal income tax benefit on discontinued operations		--	--	(3,200)

Changes in certain assets and liabilities, net of effects
from acquisitions and dispositions:
Notes and accounts receivable and other current assets		(189)	(3,080)	(2,672)
Other assets	;	(926)	(1,844)	(1,034)
Net assets of discontinued operations		--	--	(7,426)
Accrued expenses and taxes		(2,714)	(11,787)	13,558
Long-term liabilities		4,155	691	(1,243)
Other, net		1,071	317	948

Total adjustments to net earnings		(6,141)	(91,635)	(24,589)

Net cash provided by (used in) operating activities		35,459	(42,335)	10,411
		--	--	--
Cash Flows from investing activities:
Capital expenditures		(191)	(135)	(65)
Purchases of investments and marketable securities		(16,009)	(84,596)	(124,986)
Proceeds from the sale of investments and marketable securities		37,275	142,794	75,255
Proceeds either received directly or from subsidiaries relating to
Businesses sold or discontinued		--	--	61,162
Cash contributed to subsidiaries for businesses acquired		(11,287)	(44,737)	(294,040)
Change in restricted cash, investments and marketable securities		1,404	7,121	(7,234)
Other, net		591	(2,802)	(56)

Net cash provided by (used in) investing activities		11,783	17,645	(289,964)

Cash Flows from financing activities:
Sale of Notes, net		--	--	203,492
Purchase of Notes		--	--	(13,678)
Sale of Nortek Common Stock		--	--	64,190
Purchase of Nortek Common and Special Common Stock		(11,776)	(14,524)	(7,668)
Other, net		71	657	1,811

Net cash (used in) provided by financing activities		(11,705)	(13,867)	248,147

Net increase (decrease) in unrestricted cash and investments		35,537	(38,557)	(31,406)
Unrestricted cash and investments at the beginning of the year		21,681	60,238	91,644

Unrestricted cash and investments at the end of the year		$57,218	$21,681	$60,238

Interest paid on indebtedness		$83,946	$83,947	$65,599

Net income taxes paid, including amounts paid by subsidiaries		$19,279	$25,500	$4,568

The accompanying notes are an integral part of these condensed financial statements.

Notes to Condensed Financial Statements
December 31, 2000

1. The accompanying condensed financial statements of Nortek, Inc. ("the Registrant") have been prepared in accordance with the reduced disclosure requirements permitted by form 10-K, Part IV, Item 14, Schedule I - Condensed Financial Information of the Registrant. The consolidated financial statements and related notes of Nortek, Inc. and Subsidiaries, are included elsewhere herein in this form 10-K (Part II, Item 8) and are incorporated herein by reference. Certain amounts have been reclassified to conform to the 2000 presentation.

2. Descriptions of material contingencies, significant provisions of long-term debt obligations and commitments of the Registrant are included in Notes 5 and 8 of the Notes to the Nortek, Inc. and Subsidiaries Consolidated Financial Statements, which are incorporated herein by reference. The following is a summary of maturities of long-term debt of the Registrant's debt obligations, excluding unamortized discount, at December 31, 2000:

(Amounts in thousands)

2001	$5,000
2002	--
2003	--
2004	208,662
2005	--
Thereafter	695,000

3. The Registrant's net investment in subsidiaries is net of the cumulative amount of intercompany cash transfers and other transactions.

4. Included in the Registrant's condensed statement of cash flows for the years ended December 31, 2000 and 1999 (in net transfers from subsidiaries, principally cash) are dividends (declared by subsidiaries' Board of Directors) from subsidiaries of approximately $215,000,000 and $250,000,000, respectively. There were no dividends declared in 1998.

5. Certain of the Registrant's subsidiaries have entered into financing agreements which contain various restrictive covenants that place limitations on the amount of distributions and advances to the Registrant. At December 31, 2000, approximately $398,300,000 (of which approximately $293,200,000 is goodwill) of subsidiary net assets, principally Ply Gem and its subsidiaries, were restricted and approximately $93,300,000 principal amount of subsidiary indebtedness was outstanding under these financing agreements.

6. The combined liabilities, excluding deferred income taxes, of the Company's subsidiaries at December 31, 2000 were approximately $520,100,000 consisting of $137,300,000 of short and long-term debt, $153,100,000 of accounts payable, and $229,700,000 of short and long-term accruals, taxes and other obligations (of which approximately $125,400,000 is classified as short-term).

NORTEK, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

							Balance
	Balance at	Charged to	Charged to		Deduction		at
	Beginning of	Cost	Other		from		End of
Classification	Year	and Expense	Accounts		Reserves		Year
	(Amounts in thousands)

For the year ended December 31, 1998:
Allowance for doubtful accounts and sales allowances	$4,618	$8,711	$31	(b)	$(4,424	)(a)	$8,936

For the year ended December 31, 1999:
Allowance for doubtful accounts and sales allowances	$8,936	$2,911	$643	(b)	$(2,481	)(a)	$10,009

For the year ended December 31, 2000:
Allowance for doubtful accounts and sales allowances	$10,009	$5,396	$(187	)(b)	$(5,419	)(a)	$9,799

(a)Amounts written off, net of recoveries
(b)Other

NORTEK, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibits marked with an asterisk are filed herewith. The remainder of the exhibits have heretofore been filed with the Commission and are incorporated herein by reference. Exhibits marked with a double asterisk identify each management contract or compensatory plan or arrangement.

3.1	Restated Certificate of Incorporation of Nortek, Inc. (Exhibit 2 to Form 8-K filed April 23, 1987, File No. 1-6112).

3.2	Amendment to Restated Certificate of Incorporation of Nortek, Inc. effective May 10, 1989 (Exhibit 3.2 to Form 10-K filed March 30, 1990, File No. 1-6112).

3.3	By-laws of Nortek, Inc. (as amended through September 19, 1996) (Exhibit 3.3 to Form 10-Q filed November 5, 1996, File No. 1-6112).

3.4	Amendment to By-laws of Nortek, Inc. (Exhibit 3.1 to Form 8-K filed April 23, 1999, File No. 1-6112).

4.1	Second Amended and Restated Rights Agreement dated as of April 1, 1996 between the Company and State Street Bank and Trust Company, as Rights Agent (Exhibit 1 to Form 8-K filed April 2, 1996, File No. 1-6112).

4.2	Indenture dated as of February 14, 1994 between the Company and State Street Bank and Trust Company, as Trustee, relating to the 9 7/8% Senior Subordinated Notes due 2004 (Exhibit 4.5 to Form 10-K filed March 25, 1994,

4.3	Indenture dated as of March 17, 1997 between the Company and State Street Bank and Trust Company, as Trustee, relating to the 9 1/4% Series A and Series B Senior Notes due March 15, 2007 (Exhibit 4.2 to Registration

4.4	Indenture dated as of August 26, 1997 between the Company and State Street Bank and Trust Company, as Trustee, relating to the 9 1/8% Series A and Series B Senior Notes due September 1, 2007 (Exhibit 4.1 to

4.5	Indenture dated as of July 31, 1998 between the Company and State Street Bank and Trust Company, as Trustee, relating to the 8 7/8% Series A and Series B Senior Notes due August 1, 2008 (Exhibit 4.1 to

**10.1	Employment Agreement between Richard L. Bready and the Company, dated as of January 1, 1984 (Exhibit 10.2 to Form 10-K filed March 31, 1986, File No. 1-6112).

**10.2	Amendment dated as of March 3, 1988 to Employment Agreement between Richard L. Bready and the Company dated as of January 1, 1984 (Exhibit 19.2 to Form 10-Q filed May 17, 1988, File No. 1-6112).

**10.3	Second Amendment dated as of November 1, 1990 to Employment Agreement between Richard L. Bready and the Company dated as of January 1, 1984 (Exhibit 10.3 to Form 10-K filed April 1, 1991, File No. 1-6112).

**10.4	Employment Agreement between Richard L. Bready and the Company dated as of February 26, 1997 (Exhibit 10.3 to Form 10-Q filed May 12, 1997, File No. 1-6112).

**10.5	Amendment No. 1 dated June 13, 1997 to Employment Agreement between Richard L. Bready and the Company dated as of February 26, 1997 (Exhibit 10.2 to Form 10-Q filed August 8, 1997, File No. 1-6112).

**10.6	Amendment No. 2 dated June 30, 1998 to Employment Agreement between Richard L. Bready and the Company dated as of February 26, 1997 (Exhibit 10.1 to Form 10-Q/A filed December 1, 1998, File No. 1-6112).

**10.7	Deferred Compensation Agreement dated March 7, 1983 between Richard L. Bready and the Company (Exhibit 10.4 to Registration Statement No. 33-69778 filed February 9, 1994).

**10.8	Deferred Compensation Agreement dated March 7, 1983 between Almon C. Hall and the Company (Exhibit 10.5 to Registration Statement No. 33-69778 filed February 9, 1994).

**10.9	Deferred Compensation Agreement dated March 7, 1983 between Richard J. Harris and the Company (Exhibit 10.6 to Registration Statement No. 33-69778 filed February 9, 1994).

**10.10	1984 Stock Option Plan, as amended through May 27, 1987 (Exhibit 28.2 to Registration Statement No. 33-22527 filed June 15, 1988).

**10.11	Change in Control Severance Benefit Plan for Key Employees adopted February 10, 1986, and form of agreement with employees (Exhibit 10.19 to Form 10-K filed March 31, 1986, File No. 1-6112).

**10.12	Change in Control Severance Benefit Plan for Key Employees as Amended and Restated June 12, 1997, and form of agreement with employees (Exhibit 10.1 to Form 10-Q filed August 8, 1997, file No. 1-6112).

**10.13	1987 Stock Option Plan (Exhibit 28.3 to Registration Statement No. 33-22527 filed June 15, 1988).

**10.14	1997 Equity and Cash Incentive Plan (Exhibit 10.1 to Form 10-Q filed May 12, 1997, File No. 1-6112).

**10.15	1997 Stock Option Plan for Directors (Exhibit 10.2 to Form 10-Q filed May 12, 1997, File No. 1-6112).

**10.16	1998 Equity and Cash Incentive Plan (Exhibit 10.1 to Form 10-Q filed August 18, 1998, File No. 1-6112).

**10.17	1999 Equity and Cash Incentive Plan (Exhibit 4.1 to Registration Statement No. 333-76345 filed May 28, 1999).

**10.18	Nortek, Inc. Supplemental Executive Retirement Plan dated July 1, 1997 (Exhibit 10.3 to Form 10-Q filed August 8, 1997, File No. 1-6112).

**10.19	First Amendment dated July 1, 1997 to Nortek, Inc. Supplemental Executive Retirement Plan dated July 1, 1997 (Exhibit 10.4 to Form 10-Q filed August 8, 1997, File No. 1-6112).

**10.20	Form of Indemnification Agreement between the Company and its directors and certain officers (Appendix C to Proxy Statement dated March 23, 1987 for Annual Meeting of Nortek Stockholders, File No. 1-6112).

**10.21	1999 Equity Performance Plan approved July 1, 1999.

10.22	Second Amended and Restated Credit Agreement, dated as of August 26, 1997 and restated as of December 30, 1998, among Ply Gem Industries, Inc., Fleet National Bank, as Agent, and the banks signatory thereto (Exhibit 10.19 to Form

10.23	First Amendment dated as of April 22, 1999 to Second Amended & Restated Credit Agreement dated as of August 26, 1997 and restated as of December 30, 1998 among Ply Gem Industries, Inc., Fleet National Bank, as Agent,

10.24	Second Amendment dated as of September 9, 1999 to Second Amended & Restated Credit Agreement dated as of August 26, 1997 and restated as of December 30, 1998, among Ply Gem Industries, Inc., Fleet National Bank, as Agent,

10.25	Third Amendment dated as of September 29, 2000 to Second Amended & Restated Credit Agreement dated as of August 26, 1997 and restated as of December 30, 1998, among Ply Gem Industries, Inc., Fleet National Bank, as Agent,

*21.1	List of subsidiaries.

*23.1	Consent of Independent Public Accountants.