Form 10-Q
period 2001-03-31
NORTEK INC
filed 2001-05-09
CIK 72423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-Q
__________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

(401) 751-1600
(Registrant’s telephone number, including area code)
__________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

The total number of shares of the registrant’s Common Stock:

Class	Shares Outstanding April 27, 2001

Common stock, $1.00 par value	10,394,504

Special common stock, $1.00 par value	530,181

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

		March 31,	Dec. 31,
		2001	2000
		(Amounts in thousands)
		(Unaudited)

Assets

Current Assets:
Unrestricted	;
Cash and cash equivalents		$82,061	$132,508
Marketable securities available for sale		14,013	8,042
Restricted
Cash, investments and marketable securities at cost,
which approximates market		8,125	10,869
Accounts receivable, less allowances
of $9,586,000 and $9,799,000		269,045	250,568
Inventories
Raw materials		102,729	89,859
Work in process		26,770	24,762
Finished goods		114,160	109,580

		243,659	224,201

Prepaid expenses		16,569	11,999
Other current assets		13,665	13,432
Prepaid income taxes		44,900	44,834

Total current assets		692,037	696,453

Property and Equipment, at Cost:
Land		18,410	18,345
Buildings and improvements		137,647	133,547
Machinery and equipment		382,404	378,078

		538,461	529,970
Less accumulated depreciation		202,562	195,193

Total property and equipment, net		335,899	334,777

Other Assets:
Goodwill, less accumulated amortization
of $77,090,000 and $73,235,000		576,621	582,436
Intangible assets, less accumulated amortization
of $23,842,000 and $22,278,000		123,529	125,532
Deferred debt expense		18,100	18,916
Restricted investments and marketable securities held
by pension trusts		32,918	32,436
Other		46,683	46,262

		797,851	805,582

		$1,825,787	$1,836,812

Liabilities and Stockholders’ Investment

Current Liabilities:
Notes payable and other short-term obligations		$12,419	$11,581
Current maturities of long-term debt		10,015	9,916
Accounts payable		185,279	155,381
Accrued expenses and taxes, net		118,279	157,078

Total current liabilities		325,992	333,956

Other Liabilities
Deferred income taxes		61,254	60,950
Other		139,353	139,202

		200,607	200,152

Notes, Mortgage Notes and Obligations
Payable, Less Current Maturities		1,023,574	1,020,493

Stockholders’ Investment:
Preference stock, $1 par value; authorized
7,000,000 shares, none issued		--	--
Common stock, $1 par value; authorized
40,000,000 shares; 18,772,031 and
18,752,974 shares issued		18,772	18,753
Special common stock, $1 par value;
authorized 5,000,000 shares; 820,614
and 827,504 shares issued		821	828
Additional paid-in capital		209,113	208,813
Retained earnings		182,466	184,866
Accumulated other comprehensive loss		(23,876)	(19,367)
Less -- treasury common stock at cost,
8,377,844 and 8,377,834 shares		(109,613)	(109,613)
--treasury special common stock
at cost, 290,110 and 290,107 shares		(2,069)	(2,069)

Total stockholders’ investment		275,614	282,211

		$1,825,787	$1,836,812

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For The
	Three Months Ended
	March 31,	April 1,
	2001	2000
	(In thousands except per share amounts)
	(Unaudited)

Net Sales	$467,269	$491,557

Costs and Expenses:
Cost of products sold	360,736	374,168
Selling, general and administrative expense	82,119	81,837
Amortization of goodwill and intangible assets	5,784	5,752

	448,639	461,757

Operating earnings	18,630	29,800
Interest expense	(25,338)	(24,310)
Investment income	2,208	1,910

Earnings (loss) before income taxes	(4,500)	7,400
Income tax provision (benefit)	(2,100)	3,400

Net Earnings (Loss)	$(2,400)	$4,000

Net Earnings (Loss) per share of common stock:
Basic	$(.22)	$.35

Diluted	$(.22)	$.35

Weighted Average Number of Shares:
Basic	10,916	11,484

Diluted	10,916	11,549

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the
	Three Months Ended
	March 31,	April 1,
	2001	2000
	(Amounts in thousands)
	(Unaudited)

Cash Flows from operating activities:

Net earnings (loss)	$(2,400)	$ 4,000

Adjustments to reconcile net earnings (loss) to cash:
Depreciation and amortization expense	15,679	15,555
Non-cash interest expense	1,542	985
Changes in certain assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable, net	(21,336)	(28,675)
Inventories	(21,158)	(39,456)
Prepaids and other current assets	(5,988)	(3,926)
Accounts payable	31,999	44,622
Accrued expenses and taxes	(35,787)	(30,392)
Long-term assets, liabilities and other, net	(1,284)	(1,171)

Total adjustments to net earnings (loss)	(36,333)	(42,458)

Net cash used in operating activities	$(38,733)	$(38,458)

Cash Flows from investing activities:
Capital expenditures	$(14,354)	$(7,667)
Purchase of investments and marketable securities	(13,998)	(4,004)
Proceeds from the sale of investments and marketable securities	8,119	34,439
Change in restricted cash and investments	2,469	(21)
Other, net	243	2,630

Net cash (used in) provided by investing activities	(17,521)	25,377

Cash Flows from financing activities:
Change in borrowings, net	5,562	--
Purchase of Nortek Common and Special
Common Stock	--	(1,029)
Other, net	245	60

Net cash provided by (used in) financing activities	5,807	(969)

Net decrease in unrestricted cash and cash equivalents	(50,447)	(14,050)
Unrestricted cash and cash equivalents at the beginning of the period	132,508	80,893

Unrestricted cash and cash equivalents at the end of the period	$ 82,061	$ 66,843

Supplemental disclosure of cash flow information:

Interest paid	$ 44,496	$ 44,171

Income taxes paid, net	$ 1,683	$ 1,762

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ INVESTMENT
FOR THE THREE MONTHS ENDED APRIL 1, 2000

			Addi-			Accumulated
		Special	tional			Other
	Common	Common	Paid in	Retained	Treasury	Comprehensive	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Loss	Income (Loss)
	(Dollar amounts in thousands)
	(Unaudited)

Balance, December 31, 1999	$18,738	$ 841	$208,755	$ 143,266	$(99,961)	$(11,822)	$ --
Net earnings	--	--	--	4,000	--	--	4,000
Other comprehensive income (loss):
Currency translation adjustment	--	--	--	--	--	(1,160)	(1,160)
Unrealized decline in the value of
marketable securities	--	--	--	--	--	(45)	(45)

Comprehensive income							$ 2,795

725 shares of special common stock
converted into 725 shares of
common stock	1	(1)	--	--	--	--
1,500 shares of common stock
issued upon exercise of stock options	1	--	53	--	--	--
51,013 shares of treasury stock acquired	--	--	--	(1,037)	--

Balance, April 1, 2000	$18,740	$ 840	$208,808	$ 147,266	$(100,998)	$(13,027)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ INVESTMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2001

			Addi-			Accumulated
		Special	tional			Other
	Common	Common	Paid in	Retained	Treasury	Comprehensive	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Loss	Loss
	(Dollar amounts in thousands)
	(Unaudited)

Balance, December 31, 2000	$18,753	$828	$208,813	$184,866	$(111,682)	$(19,367)	$--
Net loss	--	--	--	(2,400)	--	--	(2,400)
Other comprehensive loss:
Currency translation adjustment	--	--	--	--	--	(4,508)	(4,508)
Unrealized decline in the value of
marketable securities	--	--	--	--	--	(1)	(1)

Comprehensive loss							$(6,909)

6,890 shares of special common stock
converted into 6,890 shares
of common stock	7	(7)	--	--	--	--
12,167 shares of common stock
issued upon exercise of stock options	12	--	300	--	--	--
13 shares of treasury stock acquired	--	--	--	--	--	--

Balance, March 31, 2001	$18,772	$821	$209,113	$182,466	$(111,682)	$(23,876)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001 AND APRIL 1, 2000

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

(B)

The Financial Accounting Standards Board’s Emerging Issues Task Force reached final consensus in 2000 with respect to the accounting for shipping and handling fees and costs and the accounting for certain sales incentives. As a result, the Company has reclassified certain amounts among net sales, cost of products sold and selling, general and administrative expenses in accordance with these pronouncements for all periods presented in the accompanying unaudited condensed consolidated statement of operations. These reclassifications did not have any effect on operating earnings, net earnings (loss) or diluted net earnings (loss) per share for any period presented.

(C)

The Securities and Exchange Commission released Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101“), on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition including both broad conceptual discussions as well as certain industry-specific guidance. The application of this guidance, for all periods presented, was not material to the consolidated financial statements.

(D)

In the first quarter of 2001, the Company adopted Financial Accounting Standards Board SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS No. 133“). Adoption of this accounting method resulted in an approximate $800,000 non-cash charge to interest expense ($.04 per share, net of tax) for the Company’s interest rate collar agreement. This amount was recorded in the Company’s balance sheet as a liability at March 31, 2001 representing the fair value of the derivative instrument. The cumulative affect of adopting this accounting method as of December 31, 2000 was not material.

(E)

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

(F)

The Company’s Board of Directors has authorized a number of programs to purchase shares of the Company’s Common and Special Common Stock. The most recent of theses programs was announced on May 4, 2000, to purchase up to 1,000,000, shares of the Company’s Common and Special Common Stock in open market or negotiated transactions, subject to market conditions, cash availability and provisions of the Company’s outstanding debt instruments. As of April 27, 2001, the Company had purchased approximately 460,700 shares of its Common and Special Common stock for approximately $9,200,000 under this program and accounted for such purchases as treasury stock.

At April 27, 2001, approximately $98,000,000 was available for the payment of cash dividends, stock purchases or other restricted payments as defined under the terms of the Company’s most restrictive debt covenant related to such payments.

(G)

Basic earnings (loss) per share amounts have been computed using the weighted average number of common and common equivalent shares outstanding during each period. Special Common Stock is treated as the equivalent of Common Stock in determining earnings per share results. Diluted earnings (loss) per share amounts have been computed using the weighted average number of common and common equivalent shares and the dilutive potential common and special common shares outstanding during each period.

A reconciliation between basic and diluted earnings (loss) per share is as follows:

		Three
		Months Ended
		March 31,	April 1,
		2001	2000
		(In thousands except per share amounts)

Net earnings (loss)		$(2,400)	$4,000
Basic EPS:
Basic common shares		10,916	11,484

Basic EPS		$(.22)	$.35

Diluted EPS:	;
Basic common shares		10,916	11,484
Plus: Impact of stock options		--	65

Diluted common shares		10,916	11,549

Diluted EPS		$(.22)	$.35

Diluted net loss per share, as of March 31, 2001, is the same as basic net loss per share as the inclusion of the dilutive potential of common and special common stock issuable pursuant to the exercise of stock options would be anti-dilutive. Accordingly, for the three month period ended March 31, 2001, the Company has excluded the dilutive potential of common and special common stock issuable pursuant to the exercise of stock options of 244,000 shares from the calculation of the Company’s diluted earnings per share.

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

Summarized financial information for the Company’s reportable segments is presented in the tables that follow for the three months ended March 31, 2001 and April 1, 2000:

	Three Months Ended
	March 31,	April 1,
	2001	2000
	(Amounts in thousands)
	(Unaudited)

Net Sales:
Residential building products	$163,883	$172,512
Air conditioning and heating products	137,342	128,646
Windows, doors and siding products	150,110	171,048
Other	15,934	19,351

Consolidated net sales	$467,269	$491,557

Operating Earnings (Loss):
Residential building products	$20,784	$25,066
Air conditioning and heating products	9,004	12,654
Windows, doors and siding products	(6,185)	(4,553)
Other, net	(4,973)	(3,367)

Consolidated operating earnings	18,630	29,800

Unallocated:
Interest expense	(25,338)	(24,310)
Investment income	2,208	1,910

Earnings (loss) before provision for income taxes	$(4,500)	$7,400

Depreciation and Amortization:
Residential building products	$5,731	$5,559
Air conditioning and heating products	3,238	2,997
Windows, doors and siding products	6,346	6,614
Other	364	385

Consolidated depreciation and amortization	$15,679	$15,555

(I)

The Company has recorded liabilities in connection with acquisitions related to employee terminations and other exit costs associated with management’s plans to eliminate certain activities of acquired entities. The Company recorded no additional liabilities in the first quarter ended March 31, 2001. As of March 31, 2001, plans for eliminating certain activities have been finalized for all significant acquisitions. Charges to these liabilities for employee termination costs include payroll, payroll taxes and insurance benefits related to severance arrangements and were approximately $300,000 for the first quarter ended March 31, 2001. At March 31, 2001, liabilities in connection with acquisitions related to employee terminations and other exit costs totaled approximately $1,238,000.

(J)

The Company provides income taxes on an interim basis based upon the estimated annual effective income tax rate. Based on this method, the following reconciles the federal statutory income tax rate to the estimated effective tax rate of approximately 46.7% and 45.9% in the three months of 2001 and 2000, respectively.

	Three
	Months Ended
	March 31, 2001	April 1, 2000

Income tax provision at the federal statutory rate	35.0%	35.0%
Net Change from federal statutory rate:
Amortization not deductible for income tax purposes	6.8	5.2
State income taxes, net of federal income tax effect	1.3	1.5
Tax effect resulting from foreign activities	1.7	2.0
Change in tax reserves, net	0.1	1.1
Other, net	1.8	1.1

	46.7%	45.9%

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 31, 2001
AND THE FIRST QUARTER ENDED APRIL 1, 2000

The Company is a diversified manufacturer of residential and commercial building products, operating within three principal segments: the Residential Building Products Segment, the Air Conditioning and Heating Products Segment, and the Windows, Doors and Siding Products Segment. In the results of operations presented below, Other includes corporate related items, results of insignificant operations and certain income and expense not allocable to reportable segments. Through its principal segments, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the residential and commercial construction, manufactured housing, the do-it-yourself (“DIY”) and the professional remodeling and renovation markets. (As used in this report, the terms “Company” and “Nortek” refer to Nortek, Inc., together with its subsidiaries, unless the context indicates otherwise. Such terms as “Company” and “Nortek” are used for convenience only and are not intended as a precise description of any of the separate corporations, each of which manages its own affairs.)

The Residential Building Products Segment manufactures and distributes built-in products primarily for the residential new construction, DIY and professional remodeling and renovation markets. The principal products sold by the segment include, kitchen range hoods, built-in exhaust fans (such as bath fans and fan, heater and light combination units) and indoor air quality products. The Air Conditioning and Heating Products Segment manufactures and sells heating, ventilating, and air conditioning systems (“HVAC”) for custom-designed commercial applications and for residential, light commercial and manufactured structures. The Windows, Doors and Siding Products Segment principally manufactures and distributes vinyl, wood and composite windows, vinyl, wood, steel and composite patio and entry doors, vinyl siding, skirting, soffit and accessories, aluminum trim coil, blocks, vents, shutters, sunrooms, fencing, railing and decking for use in the residential construction, DIY and professional renovation markets.

The Company acquired Eaton-Williams Holdings Limited (“Eaton Williams”) on July 3, 2000. This acquisition has been accounted for under the purchase method of accounting. Accordingly, the results of Eaton Williams, which is part of the Air Conditioning and Heating Products Segment, are included in the Company’s consolidated results since the date of its acquisition.

The Financial Accounting Standards Board’s Emerging Issues Task Force reached final consensus in 2000 with respect to the accounting for shipping and handling fees and costs and the accounting for certain sales incentives. As a result, the Company has reclassified certain amounts among net sales, cost of products sold and selling, general and administrative expenses in accordance with these pronouncements for all periods presented in Management’s Discussion and Analysis of the Unaudited Financial Statements (See Note B of the Notes to the Unaudited Condensed Consolidated Financial Statements). These reclassifications did not have any effect on operating earnings, net earnings (loss) or earnings (loss) per share for any period presented.

Results of Operations

The tables that follow present the unaudited net sales and operating earnings (loss) for the Company’s principal segments for the three months ended March 31, 2001 and April 1, 2000, and the dollar amount and percentage change of such results as compared to the prior comparable period.

			Change in
	Three Months Ended		First Quarter 2001
	March 31,	April 1,	as Compared to 2000
	2001	2000	$		%
	(Dollar amounts in thousands)

Net Sales:

Residential building products	$163,883	$172,512	$	(8,629)	(5	.0)%
Air conditioning and heating products	137,342	128,646		8,696	6.8
Windows, doors and siding products	150,110	171,048		(20,938)	(12.2)
Other	15,934	19,351		(3,417)	(17.7)

	$467,269	$491,557		$(24,288)	(4	.9)%

			Change in
	Three Months Ended		First Quarter 2001
	March 31,	April 1,	as Compared to 2000
	2001	2000	$	%
	(Dollar amounts in thousands)

Operating Earnings (Loss):

Residential building products	$20,784	$25,066	$(4,282)	(17	.1)%
Air conditioning and heating products	9,004	12,654	(3,650)	(28.8)
Windows, doors and siding products	(6,185)	(4,553)	(1,632)	(35.8)
Other	(4,973)	(3,367)	(1,606)	(47.7)

	$18,630	$29,800	$(11,170)	(37	.5)%

The tables that follow set forth, for the periods presented, (a) certain unaudited consolidated operating results, (b) the change in the amount and the percentage change of such results as compared to the prior comparable period, (c) the percentage which such results bear to net sales, and (d) the change of such percentages as compared to the prior comparable period. The results of operations for the first quarter ended March 31, 2001 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

			Change in
	First Quarter Ended		First Quarter 2001
	March 31,	April 1,	as Compared to 2000
	2001	2000	$	%
	(Dollar amounts in millions)

Net sales	$467.3	$491.6	$(24.3)	(4	.9)%
Cost of products sold	360.8	374.2	13.4	3.6
Selling, general and
administrative expense	82.1	81.8	(0.3)	(0.4)
Amortization of goodwill
and intangible assets	5.8	5.8	--	--

Operating earnings	18.6	29.8	(11.2)	(37.6)
Interest expense	(25.3)	(24.3)	(1.0)	(4.1)
Investment income	2.2	1.9	0.3	15.8

Earnings (loss) before income taxes	(4.5)	7.4	(11.9)	(160.8)
Income tax provision (benefit)	(2.1)	3.4	5.5	161.8

Net earnings (loss)	$(2.4)	$4.0	$(6.4)	(160.0)

				Change in
	Percentage of Net Sales			Percentage
	First Quarter Ended			for the First
	March 31,		April 1,	Quarter 2001
	2001		2000	as Compared to 2000

Net sales	100.0%		100.0%	--%
Cost of products sold	77.2		76.1	(1.1)
Selling, general and
administrative expense	17.6		16.7	(0.9)
Amortization of goodwill
and intangible assets	1.2		1.2	--

Operating earnings	4.0		6.0	(2.0)
Interest expense	(5.4)		(4.9)	(0.5)
Investment income	0.4		0.4	--

Earnings (loss) before income taxes	(1.0)		1.5	(2.5)
Income tax provision (benefit)	(0.5)		0.7	1.2

Net earnings (loss)	(0	.5)%	0.8%	(1	.3)%

Net sales decreased approximately $24,300,000 or approximately 4.9% for the first quarter of 2001, as compared to the first quarter of 2000 (or decreased approximately $21,300,000 or approximately 4.3% excluding the effect of changes in foreign exchange rates). The acquisition in July 2000 of Eaton-Williams in the Air Conditioning and Heating Products Segment contributed approximately $12,600,000 to net sales in the first quarter of 2001 as compared to 2000. Excluding the effect of this acquisition, consolidated net sales decreased approximately $36,900,000 or approximately 7.5% for 2001 as compared to 2000. Net sales levels in the Company’s principal segments are normally lower in the first quarter, than the other quarters, due to the seasonal nature of most of the Company’s products and the heavy concentration of business in the upper Midwest and Northeast regions of the U.S., particularly in the Windows, Doors and Siding Products Segment. In the first quarter of 2001, this normal softness in sales levels was also adversely affected by the general economic slowdown and a prolonged period of cold and wet weather which hampered building and remodeling activity. These factors contributed to lower sales volume in the Residential Building Products and Windows, Doors and Siding Products Segments of approximately $8,600,000 or 5.0% (approximately $6,400,000 excluding the effect of foreign exchange rates) and $21,000,000 or 12.2%, respectively. The decline in sales volume in the Windows, Doors and Siding Products Segment was partially offset by higher sales prices of siding and related products. Excluding the effect of the acquisition of Eaton-Williams, net sales decreased approximately $3,900,000, or 3.0%, in the first quarter of 2001 as compared to 2000 in the Air Conditioning and Heating Products Segment, principally as a result of a decline in sales to customers serving the manufactured housing industry in line with the overall softness being experienced in this industry. It is anticipated that the weakness in the manufactured housing industry will continue throughout 2001 and is expected to continue to have an adverse effect on this Segment’s sales as compared to 2000. The decrease in sales in the Air Conditioning and Heating Products Segment was partially offset by increased sales volume of products sold to customers serving the residential site-built and commercial markets.

Cost of products sold as a percentage of net sales increased from approximately 76.1% in the first quarter of 2000 to approximately 77.2% in the first quarter of 2001. This increase in the percentage principally resulted from the effect of lower sales volume in the Residential Building Products Segment and lower sales volume to customers serving the manufactured housing industry in the Air Conditioning and Heating Products Segment without a proportionate decrease in costs, costs incurred in the start up of a residential HVAC manufacturing facility and, to a lesser extent, reflects the effect of the Eaton-Williams acquisition which has a higher cost of products sold as a percentage of net sales than the overall group of businesses owned prior to the acquisition. These increases in the percentage in the first quarter of 2001 were partially offset in the Windows, Doors and Siding Segment by cost reduction measures, lower PVC resin costs and improved sales prices of vinyl siding and related products. Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, material costs and changes in productivity levels.

Selling, general and administrative expense as a percentage of net sales increased from approximately 16.7% in 2000 to approximately 17.6% in 2001. The increase in the percentage is principally as a result of lower sales volume of siding and related products without a proportionate decrease in expense and increased expense levels in certain other products in the Windows, Doors and Siding Segment and lower sales volume of HVAC products, in the Air Conditioning and Heating Products Segment, to customers serving the manufactured housing industry without a proportionate decrease in expense.

Amortization of goodwill and intangible assets, as a percentage of net sales, remained unchanged at approximately 1.2% in the first quarter of 2000 and 2001.

Consolidated operating earnings decreased approximately $11,200,000 from approximately $29,800,000 in the first quarter of 2000 to approximately $18,600,000 in 2001 as a result of the factors discussed above. The acquisition of Eaton-Williams contributed approximately $300,000 to the decrease in operating earnings in the Air Conditioning and Heating Products Segment.

Consolidated operating earnings have been reduced by depreciation and amortization expense (other than amortization of deferred debt expense and debt discount) of approximately $15,700,000 and $15,600,000 for the first quarter ended March 31, 2001 and the first quarter ended April 1, 2000, respectively.

Operating earnings decreased approximately $4,300,000, $3,700,000 and $1,600,000 in the first quarter of 2001 as compared to the first quarter of 2000 in the Residential Building Products Segment, the Air Conditioning and Heating Products Segment and the Windows, Doors and Siding Products Segment, respectively. The decrease in the Residential Building Products Segment was principally due, in part, to decreased sales volume without a proportionate decrease in costs and expenses. The decrease in operating earnings in the Air Conditioning and Heating Products Segment, was principally due to a decline in the sales levels of products sold to customers serving the manufactured housing industry due to the overall softness being experienced in this industry as noted above, partially offset by increased earnings from higher sales levels of residential site-built products. The slowdown in the manufactured housing industry is expected to adversely effect this Segment’s operating earnings during the next several quarters as compared to 2000. It is expected that, over the next several quarters, the effect of this slowdown will continue to be somewhat offset by increased earnings from higher sales levels of residential site-built products. The decrease in operating earnings in the Windows, Doors and Siding Segment was principally due to lower sales volume and higher costs and expenses of certain window, door, fencing and other non-siding products, partially offset by a slight increase in earnings in vinyl siding and related products.

Operating earnings of foreign operations, consisting primarily of the results of operations of the Company’s Canadian and European subsidiaries were approximately 6.0% and 6.2% of operating earnings (before corporate overhead) in the first quarter of 2001 and 2000, respectively. Sales and earnings derived from international markets are subject to the risks of currency fluctuations.

Interest expense in the first quarter of 2001 increased approximately $1,000,000 or approximately 4.1% as compared to the first quarter of 2000, primarily as a result of the adoption of SFAS No. 133 which resulted in an approximate $800,000 non-cash charge to interest expense (see Note D of the Notes to the Unaudited Condensed Consolidated Financial Statements) and increased borrowings associated with plant expansion during the quarter ended March 31, 2001.

Investment income in the first quarter of 2001 increased approximately $300,000 or approximately 15.8% as compared to the first quarter of 2000, primarily due to higher average invested balances.

The income tax benefit for the first quarter of 2001 was approximately $2,100,000, as compared to a provision for income taxes of approximately $3,400,000 for the first quarter of 2000. The income tax rates differed from the United States Federal statutory rate of 35% principally as a result of state income tax provisions, nondeductible amortization expense (for tax purposes) and the effect of foreign income tax on foreign source income.

Liquidity and Capital Resources

The Company is highly leveraged and expects to continue to be highly leveraged for the foreseeable future. At March 31, 2001, the Company had consolidated debt of approximately $1,046,008,000 consisting of (i) $22,434,000 of short-term borrowings and current maturities of long-term debt, (ii) $127,581,000 of notes, mortgage notes and other indebtedness, (iii) $209,387,000 of the 8 7/8% Senior Notes due 2008 (“8 7/8% Notes”), (iv) $308,149,000 of the 9 1/8% Senior Notes due 2007 (“9 1/8% Notes”), (v) $174,290,000 of the 9 1/4% Senior Notes due 2007 (“9 1/4% Notes”) and (vi) $204,167,000 of the 9 7/8% Senior Subordinated Notes due 2004 (“9 7/8% Notes”). At March 31, 2001, the Company had consolidated unrestricted cash, cash equivalents and marketable securities of approximately $96,074,000 as compared to approximately $140,550,000 at December 31, 2000 and the Company’s debt to equity ratio was approximately 3.8:1 at March 31, 2001 as compared to approximately 3.7:1 at December 31, 2000.

The Company’s ability to pay interest on or to refinance its indebtedness depends on the successful integration of the operations of recent acquisitions and the Company’s future performance, which is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. There can be no assurance that the Company will generate sufficient cash flow from the operation of its subsidiaries or that future financings will be available on acceptable terms or in amounts sufficient to enable the Company to service or refinance its indebtedness, or to make necessary capital expenditures.

The Company has evaluated and expects to continue to evaluate possible acquisition transactions and possible dispositions of certain of its businesses on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions.

The indentures and other agreements governing the Company and its subsidiaries’ indebtedness (including the indentures for the 8 7/8% Notes, the 9 1/8% Notes, the 9 1/4% Notes and the 9 7/8% Notes and a credit agreement for the Ply Gem credit facility) contain restrictive financial and operating covenants including covenants that restrict the ability of the Company and its subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions.

The Company expects to meet its cash flow requirements through fiscal 2001 from cash generated from operations, existing cash, cash equivalents and marketable securities, and financings, which may include securitization of accounts receivable and mortgage or capital lease financings.

As of March 31, 2001, plans for eliminating certain activities related to businesses acquired during the past several years have been finalized for all significant acquisitions. Acquisition integration liabilities and adjustments relate principally to employee terminations and other exit costs related to the consolidation of certain functions and operations of the acquired businesses. The total future expenditures associated with exit costs related to the integration effort at March 31, 2001 are expected to be funded from the Company’s operating cash flow. The integration of acquisitions within the Residential Building Products and Windows, Doors and Siding Products Segments is taking longer than originally planned. If significant difficulty is encountered with the continued integration of acquisitions, or if synergies and cost savings are not realized, the results of operations, cash flow and financial condition of the Company likely will be adversely affected. There can be no assurance that the Company will be able to successfully manage and integrate recent acquisitions. (See Note I of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

Unrestricted cash and cash equivalents decreased from approximately $132,508,000 at December 31, 2000 to approximately $82,061,000 at March 31, 2001. Marketable securities available for sale increased from approximately $8,042,000 at December 31, 2000 to approximately $14,013,000 at March 31, 2001. The Company’s investment in marketable securities at March 31, 2001 consisted of commercial paper. The Company has classified as restricted in the accompanying unaudited condensed balance sheet certain investments and marketable securities that are not fully available for use in its operations. At March 31, 2001, approximately $41,043,000 (of which approximately $8,125,000 is included in current assets) of the Company’s cash, investments and marketable securities have been pledged as collateral or are held in pension trusts for insurance, employee benefits and other requirements.

Capital expenditures were approximately $14,354,000 in the first quarter of 2001 compared to approximately $7,667,000 in the first quarter of 2000. Capital expenditures were approximately $41,334,000 (including capital leases of approximately $5,701,000), for the year ended December 31, 2000 and are expected to range between approximately $45,000,000 and $55,000,000 in 2001.

The Company’s Board of Directors has authorized a number of programs to purchase shares of the Company’s Common and Special Common Stock. The most recent of these programs was announced on May 4, 2000, and allows the Company to purchase up to 1,000,0000 shares of the Company’s Common and Special Common Stock in open market or negotiated transactions, subject to market conditions, cash availability and provisions of the Company’s outstanding debt instruments. As of April 27, 2001, the Company has purchased approximately 460,700 shares of its Common and Special Common Stock under this program for approximately $9,200,000 and accounted for such share purchases as Treasury Stock.

At April 27, 2001, approximately $98,000,000 was available for the payment of cash dividends, stock purchases or other restricted payments as defined under the terms of the Company’s most restrictive Indenture. (See Note F of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

The Company’s working capital increased slightly from approximately $362,497,000 at December 31, 2000 to approximately $366,045,000 at March 31, 2001 and its current ratio remained unchanged at 2.1:1 between December 31, 2000 and March 31, 2001. Changes in the components of working capital are impacted by the seasonal nature of demand for the Company’s products. (See Inflation, Trends and General Considerations included elsewhere herein.)

Accounts receivable increased approximately $18,477,000 or approximately 7.4%, between December 31, 2000 and March 31, 2001, while net sales decreased approximately $45,220,000 or approximately 8.8% in the first quarter of 2001 as compared to the fourth quarter of 2000. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on March 31, 2001 as compared to December 31, 2000. The Company has not experienced any significant overall changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in 2001.

Inventories increased approximately $19,458,000 or approximately 8.7%, between December 31, 2000 and March 31, 2001. The increase in inventories is primarily a result of expanded distribution of HVAC residential site-built products by the Company’s Air Conditioning and Heating Products Segment.

Accounts payable increased approximately $29,898,000 or approximately 19.2%, between December 31, 2000 and March 31, 2001.

Unrestricted cash and cash equivalents decreased approximately $50,447,000 from December 31, 2000 to March 31, 2001, principally as a result of the following:

Condensed
Consolidated
Cash Flows(*)

Operating Activities--
Cash flow from operations, net	$14,821,000
Increase in accounts receivable, net	(21,336,000)
Increase in inventories	(21,158,000)
Increase in prepaids and other current assets	(5,988,000)
Increase in accounts payable	31,999,000
Decrease in accrued expenses and taxes	(35,787,000)
Investing Activities--
Purchase of investments and
marketable securities, net of sales	(5,879,000)
Change in restricted cash	2,469,000
Capital expenditures	(14,354,000)
Financing Activities--
Increase in borrowings, net	5,562,000
Other, net	(796,000)

$(50,447,000)

(*) Prepared from the Company’s Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2001. (See Nortek, Inc. and Subsidiaries Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

The impact of changes in foreign currency exchange rates on cash was not material and has been included in other, net.

The Company’s debt-to-equity ratio was approximately 3.8:1 at March 31, 2001 as compared to approximately 3.7:1 at December 31, 2000, primarily as a result of the decrease in equity due to the net loss for the first quarter of 2001, changes in currency translation adjustment and an increase in net indebtedness. (See the Condensed Consolidated Statement of Stockholders’ Investment included elsewhere herein.)

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

Market Risk

As discussed more specifically below, the Company is exposed to market risks related to changes in interest rates, foreign currencies and commodity pricing. The Company does not use derivative financial instruments, except on a limited basis, to hedge certain economic exposures. The Company does not enter into derivative financial instruments or other financial instruments for trading purposes.

There have been no significant changes in market risk from the December 31, 2000 disclosures included in the Company’s Annual Report on Form 10-K.

A. Interest Rate Risk

The Company is exposed to market risk from changes in interest rates primarily through its investing and borrowing activities. In addition, the Company’s ability to finance future acquisition transactions may be impacted if the Company is unable to obtain appropriate financing at acceptable interest rates.

The Company’s investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments and marketable securities. Short-term investments primarily consist of money market accounts and corporate commercial paper with original maturities of 90 days or less.

The Company manages its borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities. In addition, the Company has set a substantial portion of its variable rate debt by entering into an interest rate collar transaction to lock in the interest rate between a floor of 5.76% and a cap of 7%.

B. Foreign Currency Risk

The Company’s results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Italian Lira, British Pound and the Canadian Dollar. In the first quarter of 2001, the net impact of foreign currency changes related to transactions was not material to the Company’s financial condition or results of operations. The impact of foreign currency changes related to translation resulted in a decrease in stockholders investment of approximately $4,508,000 in the first quarter of 2001. The Company manages its exposure to foreign currency exchange risk principally by trying to minimize the Company’s net investment in foreign assets through the use of strategic short and long-term borrowings at the foreign subsidiary level. The Company generally does not enter into derivative financial instruments to manage foreign currency exposure. At March 31, 2001, the Company did not have any outstanding foreign currency hedging contracts.

C. Commodity Pricing Risk

The Company is subject to significant market risk with respect to the pricing of its principal raw materials, which include, among others, steel, copper, packaging material, plastics, resins, glass, wood and aluminum. If prices of these raw materials were to increase dramatically, the Company may not be able to pass such increases on to its customers and, as a result, gross margins could decline significantly. The Company manages its exposure to commodity pricing risk by continuing to diversify its product mix, strategic buying programs and vendor partnering. The Company generally does not enter into derivative financial instruments to manage commodity-pricing exposure. At March 31, 2001, the Company did not have any outstanding commodity forward contracts.

Forward-Looking Statements

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this discussion and throughout this document, words, such as “intends,” “plans,” “estimates,” “believes,” “anticipates” and “expects” or similar expressions are intended to identify forward-looking statements. These statements are based on the Company’s current plans and expectations and involve risks and uncertainties, over which the Company has no control, that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and operating results to differ include the availability and cost of certain raw materials costs, (including, among others, steel, copper, packaging materials, plastics resins, glass, wood and aluminum) and purchased components, the level of domestic and foreign construction and remodeling activity affecting residential and commercial markets, interest rates, employment, inflation, currency translation, consumer spending levels, exposure to foreign economies, the rate of sales growth, price, and product and warranty liability claims. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Readers are also urged to carefully review and consider the various disclosures made by the Company, in this document, as well as the Company’s periodic reports on Forms 10-K, 10-Q and 8-K, filed with the Securities and Exchange Commission (“SEC”).

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K
	(a)	Exhibits

None

	(b)	Reports on Form 8-K.

January 29, 2001, Item 5, Other

January 31, 2001, Item 5, Other

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTEK, INC.
(Registrant)

/s/ Almon C. Hall
Almon C. Hall, Vice President and
Controller and Chief Accounting Officer

May 9, 2001
(Date)