Form 10-Q
period 2001-06-30
NORTEK INC
filed 2001-08-10
CIK 72423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-Q
__________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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
Yes [X] No [_]

The total number of shares of the registrant's Common Stock:

Class	Shares Outstanding August 03, 2001

Common stock, $1.00 par value	10,408,332

Special common stock, $1.00 par value	527,512

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30,	Dec. 31,
	2001	2000
	(Amounts in thousands)
	(Unaudited)

Assets

Current Assets:
Unrestricted
Cash and cash equivalents	$92,936	$132,508
Marketable securities available for sale	54,664	8,042
Restricted
Investments and marketable securities at cost, which approximates market	7,595	10,869
Short-term investments held for redemption of Senior
Subordinated Notes including redemption premium and accrued interest	215,060	--
Accounts receivable, less allowances of $10,222,000 and $9,799,000	308,546	250,568
Inventories:
Raw materials	104,694	89,859
Work in process	26,020	24,762
Finished goods	124,492	109,580

	255,206	224,201

Prepaid expenses	17,666	11,999
Other current assets	16,957	13,432
Prepaid income taxes	44,900	44,834

Total current assets	1,013,530	696,453

Property and Equipment, at Cost:
Land	17,775	18,345
Buildings and improvements	137,547	133,547
Machinery and equipment	397,578	378,078

	552,900	529,970
Less accumulated depreciation	212,159	195,193

Total property and equipment, net	340,741	334,777

Other Assets:
Goodwill, less accumulated amortization of $81,348,000 and $73,235,000	566,689	582,436
Intangible assets, less accumulated amortization of $25,311,000 and
$22,278,000	129,594	125,532
Deferred debt expense	20,683	18,916
Restricted investments and marketable securities held by pension trusts	40,369	32,436
Other	47,929	46,262

	805,264	805,582

	$2,159,535	$1,836,812

Liabilities and Stockholders' Investment

Current Liabilities:
9 7/8% Senior Subordinated Notes called for redemption	204,215	--
Notes payable and other short-term obligations	$8,718	$11,581
Current maturities of long-term debt	4,967	9,916
Accounts payable	204,615	155,381
Accrued expenses and taxes, net	172,646	157,078

Total current liabilities	595,161	333,956

Other Liabilities:
Deferred income taxes	62,169	60,950
Other	139,057	139,202

	201,226	200,152

Notes, Mortgage Notes and Obligations
Payable, Less Current Maturities	1,066,489	1,020,493

Stockholders' Investment:
Preference stock, $1 par value; authorized
7,000,000 shares, none issued	--	--
Common stock, $1 par value; authorized 40,000,000 shares;
18,774,862 and 18,752,974 shares issued	18,775	18,753
Special common stock, $1 par value; authorized 5,000,000
shares; 818,870 and 827,504 shares issued	819	828
Additional paid-in capital	209,243	208,813
Retained earnings	202,166	184,866
Accumulated other comprehensive loss	(22,660)	(19,367)
Less -- treasury common stock at cost, 8,377,886 and
8,377,834 shares	(109,615)	(109,613)
--treasury special common stock at cost, 290,121 and
290,107 shares	(2,069)	(2,069)

Total stockholders' investment	296,659	282,211

	$2,159,535	$1,836,812

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For The
	Three Months Ended
	June 30,	July 1,
	2001	2000
	(In thousands except per share amounts)
	(Unaudited)

Net Sales	$598,806	$600,743

Costs and Expenses:
Cost of products sold	448,153	455,071
Selling, general and administrative expense, net	86,622	82,702
Amortization of goodwill and intangible assets	5,732	5,653

	540,507	543,426

Operating earnings	58,299	57,317
Interest expense	(25,694)	(24,284)
Investment income	1,995	1,467

Earnings before provision for income taxes	34,600	34,500
Provision for income taxes	14,900	15,400

Net Earnings	$19,700	$19,100

Net Earnings per share of common stock:
Basic	$1.80	$1.68

Diluted	$1.76	$1.67

Weighted Average Number of Shares:
Basic	10,925	11,388

Diluted	11,204	11,428

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For The
	Six Months Ended
	June 30,	July 1,
	2001	2000
	(In thousands except per share amounts)
	(Unaudited)

Net Sales	$1,066,075	$1,092,300

Costs and Expenses:
Cost of products sold	808,889	829,239
Selling, general and administrative expense, net	168,741	164,539
Amortization of goodwill and intangible assets	11,516	11,405

	989,146	1,005,183

Operating earnings	76,929	87,117
Interest expense	(51,032)	(48,594)
Investment income	4,203	3,377

Earnings before provision for income taxes	30,100	41,900
Provision for income taxes	12,800	18,800

Net Earnings	$17,300	$23,100

Net Earnings per share of common stock:
Basic	$1.58	$2.02

Diluted	$1.55	$2.01

Weighted Average Number of Shares:
Basic	10,920	11,436

Diluted	11,182	11,488

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the
	Six Months Ended
	June 30,	July 1,
	2001	2000
	(Amounts in thousands)
	(Unaudited)

Cash Flows from operating activities:

Net earnings	$17,300	$23,100

Adjustments to reconcile net earnings
to cash:
Depreciation and amortization expense	31,547	30,953
Non-cash interest expense, net	2,117	1,986
Gain on sale of land	--	(1,712)

Changes in certain assets and liabilities,
net of effects from acquisitions and
dispositions:
Accounts receivable, net	(60,623)	(69,101)
Inventories	(32,692)	(36,454)
Prepaids and other current assets	(11,735)	(1,781)
Accounts payable	51,609	41,517
Accrued expenses and taxes	16,891	16,545
Long-term assets, liabilities and other, net	(1,772)	(1,033)

Total adjustments to net earnings	(4,658)	(19,080)

Net cash provided by operating activities	$12,642	$4,020

Cash Flows from investing activities:
Capital expenditures	$(26,894)	$(14,300)
Purchase of investments and marketable
securities	(54,201)	(4,004)
Proceeds from the sale of investments
and marketable securities	8,118	38,439
Proceeds from the sale of fixed assets	486	5,361
Acquisition deposit held in escrow	--	(10,628)
Funds held in escrow for the redemption, in July 2001, of the
9 7/8% Senior Subordinated Notes due 2004 including
redemption premium and accrued interest	(215,060)	--
Change in restricted cash and investments	(4,457)	(4,061)
Other, net	2,165	(2,643)

Net cash (used in) provided by investing
activities	(289,843)	8,164

Cash Flows from financing activities:
Sale of 9 7/8% Senior Subordinated Notes due 2011	241,800	--
Change in borrowings, net	(4,490)	(5,669)
Purchase of Nortek Common and Special
Common Stock	--	(2,671)
Other, net	319	6

Net cash provided by (used in) financing activities	237,629	(8,334)

Net (decrease) increase in unrestricted
cash and cash equivalents	(39,572)	3,850
Unrestricted cash and cash equivalents
at the beginning of the period	132,508	80,893

Unrestricted cash and cash equivalents
at the end of the period	$92,936	$84,743

Interest paid	$46,753	$46,509

Income taxes paid, net	$1,980	$3,292

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
FOR THE THREE MONTHS ENDED JULY 1, 2000

			Addi-			Accumulated
		Special	tional			Other
	Common	Common	Paid in	Retained	Treasury	Comprehensive	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Income(Loss)	Income(Loss)
	(Dollar amounts in thousands)
	(Unaudited)

Balance, April 1, 2000	$18,740	$840	$208,808	$147,266	$(100,998)	$(13,027)	$--
Net earnings	--	--	--	19,100	--	--	19,100
Other comprehensive
income (loss):
Currency translation
adjustment	--	--	--	--	--	(1,150)	(1,150)
Unrealized decline in
the value of market-
able securities	--	--	--	--	--	(100)	(100)

Comprehensive income							$17,850

4,121 shares of
special common stock
converted into 4,121
shares of common stock	4	(4)	--	--	--	--
85,452 shares of treasury
stock acquired	--	--	--	--	(1,705)	--

Balance, July 1, 2000	$18,744	$836	$208,808	$166,366	$(102,703)	$(14,277)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
FOR THE THREE MONTHS ENDED JUNE 30, 2001

			Addi-			Accumulated
		Special	tional			Other
	Common	Common	Paid in	Retained	Treasury	Comprehensive	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Income(Loss)	Income(Loss)
	(Dollar amounts in thousands)
	(Unaudited)

Balance, March 31, 2001	$18,772	$821	$209,113	$182,466	$(111,684)	$(23,876)	$--
Net earnings	--	--	--	19,700	--	--	19,700
Other comprehensive
income:
Currency translation
adjustment	--	--	--	--	--	1,202	1,202
Unrealized appreciation in
the value of market-
able securities	--	--	--	--	--	14	14

Comprehensive income							$20,916

1,744 shares of
special common stock
converted into 1,744
shares of common stock	2	(2)	--	--	--	--
1,087 shares of common stock
issued upon exercise of
stock options	1	--	130	--	--	--
53 shares of treasury
stock acquired	--	--	--	--	--	--

Balance, June 30, 2001	$18,775	$819	$209,243	$202,166	$(111,684)	$(22,660)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
FOR THE SIX MONTHS ENDED JULY 1, 2000

			Addi-			Accumulated
		Special	tional			Other
	Common	Common	Paid in	Retained	Treasury	Comprehensive	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Income(Loss)	Income(Loss)
	(Dollar amounts in thousands)
	(Unaudited)

Balance, December 31, 1999	$18,738	$841	$208,755	$143,266	$(99,961)	$(11,822)	$--
Net earnings	--	--	--	23,100	--	--	23,100
Other comprehensive
income (loss):
Currency translation
adjustment	--	--	--	--	--	(2,310)	(2,310)
Unrealized decline in
the value of market-
able securities	--	--	--	--	--	(145)	(145)

Comprehensive income							$20,645

4,846 shares of
special common stock
converted into 4,846
shares of common stock	5	(5)	--	--	--	--
1,500 shares of common
stock issued upon
exercise of stock options	1	--	53	--	--	--
136,465 shares of treasury
stock acquired	--	--	--	--	(2,742)	--

Balance, July 1, 2000	$18,744	$836	$208,808	$166,366	$(102,703)	$(14,277)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
FOR THE SIX MONTHS ENDED JUNE 30, 2001

			Addi-			Accumulated
		Special	tional			Other
	Common	Common	Paid in	Retained	Treasury	Comprehensive	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Income(Loss)	Income(Loss)
	(Dollar amounts in thousands)
	(Unaudited)

Balance, December 31, 2000	$18,753	$828	$208,813	$184,866	$(111,682)	$(19,367)	$--
Net earnings	--	--	--	17,300	--	--	17,300
Other comprehensive
income (loss):
Currency translation
adjustment	--	--	--	--	--	(3,306)	(3,306)
Unrealized appreciation in
the value of market-
able securities	--	--	--	--	--	13	13

Comprehensive income							$14,007

8,634 shares of
special common stock
converted into 8,634
shares of common stock	9	(9)	--	--	--	--
13,254 shares of common
stock issued upon
exercise of stock options	13	--	430	--	--	--
66 shares of treasury
stock acquired	--	--	--	--	(2)	--

Balance, June 30, 2001	$18,775	$819	$209,243	$202,166	$(111,684)	$(22,660)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND JULY 1, 2000

(A)

The unaudited condensed consolidated financial statements (the “Unaudited Financial Statements”) presented have been prepared by Nortek, Inc. and include the accounts of Nortek, Inc., and all of its significant wholly-owned subsidiaries (the “Company”) after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted, the Company believes that the disclosures included are adequate to make the information presented not misleading. It is suggested that these Unaudited Financial Statements be read in conjunction with the financial statements and the notes included in the Company’s latest Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

(C)

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 applies to goodwill and intangible assets acquired after June 30, 2001, as well as previously acquired goodwill and intangible assets. Under SFAS No. 142 goodwill, as well as certain other intangible assets, determined to have an infinite life will no longer be amortized, instead these assets will be reviewed for impairment on a periodic basis. SFAS No. 142 is effective beginning January 1, 2002. Management is evaluating the impact that this statement will have on the Company’s consolidated financial statements. Goodwill amortization was approximately $8,300,000 and $4,100,000 in the first half and second quarter of 2001, respectively, and was approximately $8,100,000 and $4,100,000 in the first half and second quarter of 2000, respectively, as determined under accounting principles generally accepted in the United States currently in effect.

(D)

In the first quarter of 2001, the Company adopted Statement of Financial Accounting Standards SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS No. 133”) by recording an approximate $800,000 liability in its balance sheet at March 31, 2001, representing the fair value of the Company’s interest rate collar agreement. The cumulative affect of adopting this accounting method as of December 31, 2000 was not material. As a result, interest expense includes an approximate non-cash charge of $875,000 ($.05 per share, net of tax) and $75,000 in the first half and second quarter of 2001, respectively.

(E)

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

(F)

Acquisitions are accounted for as purchases and, accordingly, have been included in the Company’s consolidated results of operations since the acquisition date. Purchase price allocations are subject to refinement until all pertinent information regarding the acquisitions is obtained. On July 3, 2000, the Company acquired Eaton-Williams Holdings Limited (“Eaton-Williams”), of Edenbridge, England. Eaton-Williams designs, manufactures, installs and services custom-made and standard air conditioning and humidification equipment. On June 15, 2001, the Company acquired Senior Air Systems (“SAS”) from a wholly-owned subsidiary of Senior Plc. SAS, of Stoke-on-Trent, England, manufactures and sells air conditioning equipment and will be integrated into the operations of Eaton-Williams. After the SAS acquisition, annual sales of Eaton-Williams are estimated to be approximately £50,000,000.

(G)

In the first half and second quarter of 2001, the Company expensed approximately $2,200,000 and approximately $1,500,000, respectively, of manufacturing costs incurred in connection with the start up of a residential air conditioning facility and a vinyl fence and decking facility. Also, in the first half and second quarter of 2001 the Company expensed approximately $3,000,000 and $2,200,000, respectively, of fees and expenses associated with the Company’s material procurement strategy without realizing any benefit to date. The Company does not expect to begin to realize any benefits from the implementation of this initiative until later in the year 2001. In 2001, the Company recorded, in operating earnings, a non-taxable gain of approximately $3,200,000 ($.29 per share) and $2,400,000 ($.22 per share) in the first half and second quarter, respectively, from net death benefit insurance proceeds related to life insurance maintained on former managers. In the second quarter of 2001, the Company also incurred certain duplicative net interest expense as discussed in Note I below. In the second quarter of 2000, the Company sold a parcel of land resulting in a pre-tax gain of approximately $1,700,000 ($.10 per share, net of tax) which is included in operating earnings.

(H)

The Company’s Board of Directors has authorized a number of programs to purchase shares of the Company’s Common and Special Common Stock. The most recent of these programs was announced on May 4, 2000, to purchase up to 1,000,000 shares of the Company’s Common and Special Common Stock in open market or negotiated transactions, subject to market conditions, cash availability and provisions of the Company’s outstanding debt instruments. As of August 3, 2001, the Company had purchased approximately 461,000 shares of its Common and Special Common stock for approximately $9,200,000 under this program and accounted for such purchases as treasury stock.

At August 3, 2001, approximately $109,000,000 was available for the payment of cash dividends, stock purchases or other restricted payments as defined under the terms of the Company’s most restrictive debt covenant related to such payments.

(I)

In June 2001, the Company sold $250,000,000 principal amount of its 9 7/8% Senior Subordinated Notes due 2011 (“9 7/8% Notes”) at a slight discount. Net proceeds from the sale of the 9 7/8% Notes, after deducting underwriting commissions and expenses amounted to approximately $241,800,000 and a portion of such proceeds was used to redeem, on July 12, 2001, $204,822,000 principal amount of the Company’s 9 7/8% Senior Subordinated Notes due 2004 (which notes were called for redemption on June 13, 2001), and pay approximately $2,900,000 of redemption premium and approximately $7,400,000 of accrued interest. As a result of this redemption, the Company will record an extraordinary loss of approximately $5,500,000 ($.32 per share, net of tax) in the third quarter of 2001. In the second quarter of 2001, the Company incurred approximately $800,000 ($.05 per share, net of tax) of duplicative interest expense, net of interest income, since the redemption of the 9 7/8% Senior Subordinated Notes due 2004 did not occur on the same day as the financing.

(J)

During the second quarter of 2001, one of the trusts related to the Company’s supplemental retirement plans loaned funds to certain officers of the Company who have fully vested retirement benefits in such plans. At June 30, 2001, approximately $17,100,000 of notes receivable bearing interest at 5.43% and maturing in 2016 and approximately $13,400,000 of notes receivable, bearing interest at 6.75% and maturing in 2015, are due from such officers of the Company and are included in restricted investments and marketable securities held by pension trusts in the accompanying unaudited condensed consolidated balance sheet.

(K)

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

A reconciliation between basic and diluted earnings per share from continuing operations is as follows:

	Three		Six
	Months Ended		Months Ended
	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000
	(In thousands except per share amounts)

Net earnings	$19,700	$19,100	$17,300	$23,100
Basic EPS:
Basic common shares	10,925	11,388	10,920	11,436

Basic EPS	$1.80	$1.68	$1.58	$2.02

Diluted EPS:
Basic common shares	10,925	11,388	10,920	11,436
Plus: Impact of stock
options	279	40	262	52

Diluted common shares	11,204	11,428	11,182	11,488

Diluted EPS	$1.76	$1.67	$1.55	$2.01

(L)

The Company has three reportable segments: the Residential Building Products Segment; the Air Conditioning and Heating Products Segment; and the Windows, Doors and Siding Products Segment. In the tables below, Other includes corporate related items, results of insignificant operations, intersegment eliminations and certain income and expense items not allocated to reportable segments.

The Company evaluates segment performance based on operating earnings before allocations of corporate overhead costs. The income statement impact of all purchase accounting adjustments, including goodwill and intangible asset amortization, is included in the operating earnings of the applicable segment. Intersegment net sales and eliminations were not material for any of the periods presented.

Summarized financial information for the Company’s reportable segments is presented in the tables that follow for the three months and six months ended June 30, 2001 and July 1, 2000.

	Three		Six
	Months Ended		Months Ended
	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000
	(Amounts in thousands)

Net Sales:
Residential building products	$161,453	$166,699	$325,336	$339,211
Air conditioning and heating products	189,194	178,441	326,536	307,087
Windows, doors and siding products	230,717	236,966	380,827	408,014
Other	17,442	18,637	33,376	37,988

	$598,806	$600,743	$1,066,075	$1,092,300

Operating Earnings (Loss):
Residential building products	$20,987	$23,308	$41,771	$48,374
Air conditioning and heating products	23,121	24,212	32,125	36,866
Windows, doors and siding products	18,903	15,787	12,718	11,234
Other, net	(4,712)	(5,990)	(9,685)	(9,357)

	58,299	57,317	76,929	87,117

Unallocated:
Interest expense	(25,694)	(24,284)	(51,032)	(48,594)
Investment income	1,995	1,467	4,203	3,377

Earnings before provision for income taxes	$34,600	$34,500	$30,100	$41,900

	Three		Six
	Months Ended		Months Ended
	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000
	(Amounts in thousands)

Depreciation and Amortization:
Residential building products	$5,795	$5,284	$11,526	$10,843
Air conditioning and heating products	3,106	3,017	6,344	6,014
Windows, doors and siding products	6,598	6,731	12,944	13,345
Other	369	366	733	751

	$15,868	$15,398	$31,547	$30,953

(M)

The Company has recorded liabilities in connection with acquisitions related to employee terminations and other exit costs associated with management’s plans to eliminate certain activities of acquired entities. The Company recorded no additional liabilities in the first half or second quarter ended June 30, 2001. As of June 30, 2001, plans for eliminating certain activities have been finalized for all significant acquisitions. Charges to these liabilities for employee termination costs include payroll, payroll taxes and insurance benefits related to severance arrangements and were approximately $600,000 and $300,000 for the first half and second quarter ended June 30, 2001, respectively. At June 30, 2001, liabilities in connection with acquisitions related to employee terminations and other exit costs totaled approximately $900,000.

(N)

The Company provides income taxes on an interim basis based upon the estimated annual effective income tax rate. Based on this method, the following reconciles the federal statutory income tax rate to the estimated effective tax rate of approximately 42.5% and 44.9% in the six months of 2001 and 2000, respectively.

	Six
	Months Ended
	June 30,	July 1,
	2001	2000

Income tax provision at the federal statutory rate	35.0%	35.0%
Net change from federal statutory rate:
Amortization not deductible for income tax purposes	7.4	5.0
Non-taxable gain on life insurance proceeds	(3.7)	--
State income taxes, net of federal income tax effect	1.9	1.4
Tax effect resulting from foreign activities	2.5	2.2
Change in tax reserves, net	--	.9
Other, net	(.6)	.4

	42.5%	44.9%

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2001
AND FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 1, 2000

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

The Company acquired Eaton-Williams Holdings Limited (“Eaton-Williams”) on July 3, 2000 and Senior Air Systems (“SAS”) on June 15, 2001. These acquisitions have been accounted for under the purchase method of accounting. Accordingly, the results of Eaton-Williams and SAS, which are part of the Air Conditioning and Heating Products Segment, are included in the Company’s consolidated results since the dates of their acquisitions.

The Financial Accounting Standards Board’s Emerging Issues Task Force reached final consensus in 2000 with respect to the accounting for shipping and handling fees and costs and the accounting for certain sales incentives. As a result, the Company has reclassified certain amounts among net sales, cost of products sold and selling, general and administrative expenses in accordance with these pronouncements for all periods presented in Management’s Discussion and Analysis of the Unaudited Financial Statements. See Note B of the Notes to the unaudited condensed consolidated financial statements (the “Unaudited Financial Statements). These reclassifications did not have any effect on operating earnings, net earnings or net earnings per share for any period.

Results of Operations

The tables that follow present the unaudited net sales and operating earnings for the Company’s principal segments for the second quarter and six months ended June 30, 2001 and July 1, 2000, and the dollar amount and percentage change of such results as compared to the prior comparable period.

			Change in
	Second Quarter Ended		Second Quarter 2001
	June 30,	July 1,	as Compared to 2000
	2001	2000	$	%
	(Dollar amounts in thousands)

Net Sales:

Residential building products	$161,453	$166,699	$(5,246)	(3	.1)%
Air conditioning and
heating products	189,194	178,441	10,753	6.0
Windows, doors and
siding products	230,717	236,966	(6,249)	(2.6)
Other	17,442	18,637	(1,195)	(6.4)

	$598,806	$600,743	$(1,937)	(0	.3)%

Operating Earnings (Loss):
Residential building products	$20,987	$23,308	$(2,321)	(10	.0)%
Air conditioning and
heating products	23,121	24,212	(1,091)	(4.5)
Windows, doors and
siding products	18,903	15,787	3,116	19.7
Other	(4,712)	(5,990)	1,278	21.3

	$58,299	$57,317	$982	1.7%

			Change in
	Six Months Ended		First Six Months 2001
	June 30,	July 1,	as Compared to 2000
	2001	2000	$	%
	(Dollar amounts in thousands)

Net Sales:
Residential building
products	$325,336	$339,211	$(13,875)	(4	.1)%
Air conditioning and
heating products	326,536	307,087	19,449	6.3
Windows, doors and
siding products	380,827	408,014	(27,187)	(6.7)
Other	33,376	37,988	(4,612)	(12.1)

	$1,066,075	$1,092,300	$(26,225)	(2	.4)%

Operating Earnings (Loss):
Residential building
products	$41,771	$48,374	$(6,603)	(13	.6)%
Air conditioning and
heating products	32,125	36,866	(4,741)	(12.9)
Windows, doors and
siding products	12,718	11,234	1,484	13.2
Other	(9,685)	(9,357)	(328)	(3.5)

	$76,929	$87,117	$(10,188)	(11	.7)%

The tables that follow, set forth, for the periods presented, (a) certain unaudited consolidated operating results, (b) the change in the amount and the percentage change of such results as compared to the prior comparable period, (c) the percentage which such results bear to net sales, and (d) the change of such percentages as compared to the prior comparable period. The results of operations for the second quarter and six months ended June 30, 2001 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

			Change in
	Second Quarter Ended		Second Quarter 2001
	June 30,	July 1,	as Compared to 2000
	2001	2000	$	%
	(Dollar amounts in millions)

Net sales	$598.8	$600.7	$(1.9)	(0	.3)%
Cost of products sold	448.1	455.1	7.0	1.5
Selling, general and
administrative expense, net	86.7	82.7	(4.0)	(4.8)
Amortization of goodwill
and intangible assets	5.7	5.6	(0.1)	(1.8)

Operating earnings	58.3	57.3	1.0	1.7
Interest expense	(25.7)	(24.3)	(1.4)	(5.8)
Investment income	2.0	1.5	0.5	33.3

Earnings before provision
for income taxes	34.6	34.5	0.1	0.3
Provision for income taxes	14.9	15.4	0.5	3.2

Net earnings	$19.7	$19.1	$0.6	3.1%

			Change in
	Percentage of Net Sales		Percentage
	Second Quarter Ended		for the Second
	June 30,	July 1,	Quarter 2001
	2001	2000	as Compared to 2000

Net sales	100.0%	100.0%	---%
Cost of products sold	74.8	75.8	1.0
Selling, general and
administrative expense, net	14.5	13.8	(0.7)
Amortization of goodwill
and intangible assets	1.0	0.9	(0.1)

Operating earnings	9.7	9.5	0.2
Interest expense	(4.2)	(4.1)	(0.1)
Investment income	0.3	0.3	--

Earnings before provision
for income taxes	5.8	5.7	0.1
Provision for income taxes	2.5	2.5	--

Net earnings	3.3%	3.2%	0.1%

			Change in
	Six Months Ended		First Six Months 2001
	June 30,	July 1,	as Compared to 2000
	2001	2000	$	%
	(Dollar amounts in millions)

Net sales	$1,066.1	$1,092.3	$(26.2)	(2	.4)%
Cost of products sold	808.9	829.3	20.4	2.5
Selling, general and
administrative expense, net	168.8	164.5	(4.3)	(2.6)
Amortization of goodwill
and intangible assets	11.5	11.4	(0.1)	(0.9)

Operating earnings	76.9	87.1	(10.2)	(11.7)
Interest expense	(51.0)	(48.6)	(2.4)	(4.9)
Investment income	4.2	3.4	0.8	23.5

Earnings before provision
for income taxes	30.1	41.9	(11.8)	(28.2)
Provision for income taxes	12.8	18.8	6.0	31.9

Net earnings	$17.3	$23.1	$(5.8)	(25	.1)%

			Change in
	Percentage of Net Sales		Percentage
	Six Months Ended		for the First
	June 30,	July 1,	Six Months 2001
	2001	2000	as Compared to 2000

Net sales	100.0%	100.0%	---%
Cost of products sold	75.9	75.9	--
Selling, general and
administrative expense, net	15.8	15.1	(0.7)
Amortization of goodwill
and intangible assets	1.1	1.0	(0.1)

Operating earnings	7.2	8.0	(0.8)
Interest expense	(4.8)	(4.5)	(0.3)
Investment income	0.4	0.3	0.1

Earnings before provision
for income taxes	2.8	3.8	(1.0)
Provision for income taxes	1.2	1.7	0.5

Net earnings	1.6%	2.1%	(0	.5)%

Net sales decreased approximately $1,900,000 or approximately 0.3% for the second quarter of 2001, as compared to the second quarter of 2000 (or increased approximately $800,000 or approximately 0.1% excluding the effect of changes in foreign currency exchange rates) and decreased approximately $26,200,000 or approximately 2.4% for the first six months of 2001 compared to the first six months of 2000 (or decreased approximately $20,500,000 or approximately 1.9% excluding the effect of changes in foreign currency exchange rates). The acquisition in July 2000 of Eaton-Williams in the Air Conditioning and Heating Products Segment contributed approximately $11,500,000 to net sales in the second quarter of 2001 as compared to 2000 and approximately $24,100,000 to net sales in the first six months of 2001 as compared to 2000. Excluding the effect of this acquisition, consolidated net sales decreased approximately $13,400,000 or approximately 2.2% for the second quarter of 2001 as compared to the second quarter of 2000 and approximately $50,300,000 or approximately 4.6% for the first six months of 2001 as compared to the first six months of 2000. Sales levels in the first six months were adversely affected by the general economic slowdown and a prolonged period of cold and wet weather, which hampered building and remodeling activity in the first quarter of 2001. In the Residential Building Products Segment, net sales decreased approximately $5,200,000 or 3.1% (approximately $3,100,000 or approximately 1.9% excluding the effect of foreign currency exchange rates) and approximately $13,900,000 or approximately 4.1% (approximately $9,600,000 or approximately 2.8% excluding the effect of foreign currency exchange rates), in the second quarter and first six months of 2001, respectively. In the Windows, Doors and Siding Products Segment net sales decreased approximately $6,200,000 or approximately 2.6% and approximately $27,200,000 or approximately 6.7% in the second quarter and first six months of 2001 as compared to 2000, respectively. The decline in sales in the Windows, Doors and Siding Products Segment was principally due to lower sales volume of siding and related accessories and certain window and door product lines, predominately occurring in the first quarter, (including the effect of the discontinuance of a line of interior door products) and was partially offset by higher sales prices of siding and related products and increased sales prices of certain window product lines. Excluding the effect of the acquisition of Eaton-Williams, net sales decreased approximately $700,000, or approximately 0.4%, in the second quarter of 2001 as compared to 2000, and approximately $4,700,000, or approximately 1.5%, in the first six months of 2001 as compared to 2000, in the Air Conditioning and Heating Products Segment, principally as a result of a decline in sales to customers serving the manufactured housing industry, in line with the overall softness being experienced in this industry, and due to unusually cool weather in the spring season in the United States. It is anticipated that the weakness in the manufactured housing industry will continue throughout 2001 and is expected to continue to have an adverse effect on this Segment’s sales as compared to 2000. The decrease in sales in the Air Conditioning and Heating Products Segment was partially offset by increased sales volume of products sold to customers serving the residential site-built and commercial markets.

Cost of products sold, as a percentage of net sales decreased from approximately 75.8% in the second quarter of 2000 to approximately 74.8% in the second quarter of 2001, and remained unchanged at approximately 75.9% in the first six months of 2001 and 2000. The effect of the acquisition of Eaton-Williams, which has a higher cost of products sold as a percentage of net sales than the overall group of businesses owned prior to the acquisition, was to contribute to the increase in the consolidated percentages of cost of products sold as a percentage of net sales. Included in cost of products sold was approximately $1,500,000 in the second quarter of 2001 and $2,200,000 in the first half of 2001 of costs incurred in the start-up of a residential HVAC manufacturing facility and a vinyl fence and decking facility. Excluding the effect of the Eaton-Williams acquisition and the costs incurred in the start-up of facilities in the second quarter and first half of 2001, cost of products sold as a percentage of net sales decreased from approximately 75.8% in the second quarter of 2000 to approximately 74.4% in the second quarter of 2001 and decreased from approximately 75.9% in the first half of 2000 to approximately 75.4% in the first half of 2001. These decreases in the percentages in the second quarter and first half of 2001 principally resulted from cost reduction measures, lower PVC resin costs, improved sales prices of vinyl siding and related products and increased sales prices of certain window product lines in the Windows, Doors and Siding Products Segment, partially offset by the effect of lower sales volume in the Residential Building Products Segment, higher cost levels of commercial HVAC products and lower sales volume to customers serving the manufactured housing industry without a proportionate decrease in costs in the Air Conditioning and Heating Products Segment. Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, material costs and changes in productivity levels.

Selling, general and administrative expense, net as a percentage of net sales, increased from approximately 13.8% in the second quarter of 2000 to approximately 14.5% in the second quarter of 2001 and from approximately 15.1% in the first six months of 2000 to approximately 15.8% in the first six months of 2001. The effect of the acquisition of Eaton-Williams, which has a higher level of selling, general and administrative expense, net as a percentage of net sales than the overall group of businesses owned prior to the acquisition, was to contribute to the increase in the consolidated percentages of selling, general and administrative expense, net to net sales. Selling, general and administrative expense, net was reduced by approximately $2,400,000 in the second quarter of 2001 and approximately $3,200,000 for the first six months of 2001 related to a non-taxable gain from net death benefit insurance proceeds related to life insurance maintained on former managers. Selling, general and administrative expense, net included approximately $2,200,000 in the second quarter of 2001 and approximately $3,000,000 in the first six months of 2001 related to the Company’s material procurement strategy for which no benefits have been realized. This strategy is expected to result in approximately $20,000,000 in annualized savings when fully implemented. Selling, general and administrative expense in the second quarter and first six months of 2000 was reduced by approximately $1,700,000 from the gain on the sale of land. Excluding the effect of the Eaton-Williams acquisition, the net life insurance proceeds, costs related to the Company’s material procurement strategy and the sale of land in 2000, selling, general and administrative expense increased from approximately 14.1% in the second quarter of 2000 to approximately 14.4% in the second quarter of 2001 and increased from approximately 15.2% in the first six months of 2000 to approximately 15.8% in the first six months of 2001. These increases in the percentages are principally as a result of lower sales volume of siding and related products and certain window and door product lines without a proportionate decrease in expense in the Windows, Doors and Siding Products Segment and lower sales volume of HVAC products to customers serving the manufactured housing industry without a proportionate decrease in expense in the Air Conditioning and Heating Products Segment.

Amortization of goodwill and intangible assets, as a percentage of net sales, increased slightly from approximately 0.9% in the second quarter of 2000 to approximately 1.0% in the second quarter of 2001 and from approximately 1.0% in the first six months of 2000 to approximately 1.1% in the first six months of 2001 principally as a result of the acquisition in July, 2000 of Eaton-Williams.

Consolidated operating earnings increased approximately $1,000,000 from approximately $57,300,000 in the second quarter of 2000 to approximately $58,300,000 in the second quarter of 2001 and decreased approximately $10,200,000 from approximately $87,100,000 in the first six months of 2000 to approximately $76,900,000 in the first six months of 2001 as a result of the factors discussed above. The acquisition of Eaton-Williams contributed approximately $700,000 and $1,000,000 for the second quarter and first six months of 2001, respectively, to the decrease in operating earnings in the Air Conditioning and Heating Products Segment.

Consolidated operating earnings have been reduced by depreciation and amortization expense (other than amortization of deferred debt expense and debt discount) of approximately $15,900,000 and $15,400,000 for the second quarter ended June 30, 2001 and July 1, 2000, respectively, and approximately $31,600,000 and $31,000,000 for the first six months ended June 30, 2001 and July 1, 2000, respectively.

Operating earnings decreased approximately $2,300,000 and $1,100,000 in the second quarter of 2001 as compared to the second quarter of 2000 in the Residential Building Products Segment and the Air Conditioning and Heating Products Segment, respectively, and increased approximately $3,100,000 in the Windows, Doors and Siding Products Segment. In the first six months of 2001 operating earnings decreased approximately $6,600,000 and $4,700,000 as compared to the first six months of 2000 in the Residential Building Products Segment and the Air Conditioning and Heating Products Segment, respectively, and increased approximately $1,500,000 in the Windows, Doors and Siding Products Segment. The decrease in the Residential Building Products Segment was principally due, in part, to decreased sales volume without a proportionate decrease in costs and expenses. The decrease in operating earnings in the Air Conditioning and Heating Products Segment, was principally due to a decline in the sales level of products sold to customers serving the manufactured housing industry due to the overall softness being experienced in this industry and costs incurred in the start up of a residential HVAC manufacturing facility as noted above, partially offset by increased earnings from higher sales levels of residential site-built products. The slowdown in the manufactured housing industry is expected to continue to adversely effect this Segment’s operating earnings during the next several quarters as compared to 2000. The increase in operating earnings in the Windows, Doors and Siding Products Segment was principally due to an increase in earnings in vinyl siding and related products, partially offset by the effect of lower sales volume and higher costs and expenses of certain window, door, fencing and other non-siding products.

Operating earnings of foreign operations, consisting primarily of the results of operations of the Company’s Canadian and European subsidiaries, were approximately 6.1% and 5.3% of operating earnings (before corporate overhead) in the second quarter of 2001 and 2000, respectively and approximately 5.4% and 5.6% of operating earnings (before corporate overhead) in the first six months of 2001 and 2000, respectively. Sales and earnings derived from international markets are subject to the risks of currency fluctuations.

Interest expense in the second quarter of 2001 increased approximately $1,400,000 or approximately 5.8% as compared to the second quarter of 2000 and approximately $2,400,000 or approximately 4.9% in the first six months of 2001 as compared to the first six months of 2000, primarily as a result of duplicative interest expense of approximately $1,100,000 in the second quarter and first six months of 2001 associated with the redemption of the Company’s 9 7/8% Senior Subordinated Notes due 2004. See Note I of the Notes to the Unaudited Financial Statements. The adoption of SFAS No. 133 which resulted in an approximate $75,000 non-cash charge to interest expense in the second quarter of 2001 and an approximate $875,000 non-cash charge to interest expense for the first six months of 2001 (see Note D of the Notes to the Unaudited Financial Statements) and increased borrowings associated with plant expansion during the second quarter and first six months ended June 30, 2001 also contributed to the increase in interest expense (see Note G of the Notes to the Unaudited Financial Statements).

Investment income increased approximately $500,000 or approximately 33.3% and approximately $800,000 or approximately 23.5% in the second quarter and first six months of 2001, respectively, as compared to the second quarter and first six months of 2000, as a result of additional interest income of approximately $300,000 earned during the second quarter of 2001 on the funds held in escrow for the redemption of the 9 7/8% Senior Subordinated Notes, due 2004 and due to higher average invested balances.

The provision for income taxes for the second quarter of 2001 was approximately $14,900,000, as compared to approximately $15,400,000 for the second quarter of 2000 and approximately $12,800,000 for the first six months of 2001 compared to approximately $18,800,000 for the first six months of 2000. The income tax rates differed from the United States Federal statutory rate of 35% principally as a result of non-deductible amortization expense (for tax purposes), non-taxable gain on life insurance policies (for tax purposes), state income tax provisions and the effect of foreign income tax on foreign source income.

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 applies to goodwill and intangible assets acquired after June 30, 2001, as well as previously acquired goodwill and intangible assets. Under SFAS No. 142 goodwill, as well as certain other intangible assets, determined to have an infinite life will no longer be amortized, instead these assets will be reviewed for impairment on a periodic basis. SFAS No. 142 is effective beginning January 1, 2002. Management is evaluating the impact that this statement will have on the Company’s consolidated financial statements. Goodwill amortization was approximately $8,300,000 and $4,100,000 in the first half and second quarter of 2001, respectively, and was approximately $8,100,000 and $4,100,000 in the first half and second quarter of 2000, respectively, as determined under accounting principles generally accepted in the United States currently in effect.

Liquidity and Capital Resources

In June 2001, the Company sold $250,000,000 principal amount of its 9 7/8% Senior Subordinated Notes due 2011 (“9 7/8% Notes”) at a slight discount. Net proceeds from the sale of the 9 7/8% Notes, after deducting underwriting commissions and expenses amounted to approximately $241,800,000. A portion of such proceeds, approximately $215,000,000 at June 30, 2001 (the “Redemption Fund”) was held in escrow and was used to redeem on July 12, 2001, $204,822,000 principal amount of the Company’s 9 7/8% Senior Subordinated Notes due 2004 (the “Redeemed Notes”), and pay approximately $2,900,000 and $7,400,000 of redemption premium and accrued interest, respectively. At June 30, 2001, the Redemption Fund was classified as restricted short-term investments in the accompanying unaudited condensed consolidated balance sheet. (See Note I of the Notes to the Unaudited Financial Statements included elsewhere herein.)

The Company is highly leveraged and expects to continue to be highly leveraged for the foreseeable future. After giving effect to the refinancing of the 9 7/8% Senior Subordinated Notes due 2004, (“Redeemed Notes”) on July 12, 2001 the Company had consolidated debt at June 30, 2001, of approximately $1,080,174,000 consisting of (i) $13,685,000 of short-term borrowings and current maturities of long-term debt, (ii) $127,290,000 of notes, mortgage notes and other indebtedness, (iii) $209,402,000 of the 8 7/8% Senior Notes due 2008 (“8 7/8% Notes”), (iv) $308,203,000 of the 9 1/8% Senior Notes due 2007 (“9 1/8% Notes”), (v) $174,313,000 of the 9 1/4% Senior Notes due 2007 (“9 1/4% Notes”) and (vi) $247,281,000 of the 9 7/8% Senior Subordinated Notes due 2011 (“9 7/8% Notes”). After giving effect to the refinancing of the Redeemed Notes, the Company had consolidated unrestricted cash, cash equivalents and marketable securities of approximately $147,600,000 at June 30, 2001 as compared to approximately $140,550,000 at December 31, 2000 and the Company’s debt to equity ratio remained unchanged at approximately 3.7:1 at June 30, 2001 as compared to December 31, 2000.

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

Unrestricted cash and cash equivalents decreased from approximately $132,508,000 at December 31, 2000 to approximately $92,936,000 at June 30, 2001. Marketable securities available for sale increased from approximately $8,042,000 at December 31, 2000 to approximately $54,664,000 at June 30, 2001. The Company’s investment in marketable securities at June 30, 2001 consisted of commercial paper. The Company has classified as restricted, in the accompanying unaudited condensed consolidated balance sheet, certain investments and marketable securities that are not fully available for use in its operations including the Redemption Fund of approximately $215,000,000. At June 30, 2001, approximately $47,964,000 (of which approximately $7,595,000 is included in current assets) of the Company’s cash, investments and marketable securities has been pledged as collateral or are held in pension trusts for insurance, employee benefit and other requirements.

Capital expenditures were approximately $26,894,000 in the first six months of 2001 compared to approximately $14,300,000 in the first six months of 2000. Capital expenditures were approximately $41,334,000 (including capital leases of approximately $5,701,000), for the year ended December 31, 2000 and are expected to range between approximately $50,000,000 and $55,000,000 in 2001.

The Company’s Board of Directors has authorized a number of programs to purchase shares of the Company’s Common and Special Common Stock. The most recent of these programs was announced on May 4, 2000, and allows the Company to purchase up to 1,000,0000 shares of the Company’s Common and Special Common Stock in open market or negotiated transactions, subject to market conditions, cash availability and provisions of the Company’s outstanding debt instruments. As of August 3, 2001, the Company has purchased approximately 461,000 shares of its Common and Special Common Stock under this program for approximately $9,200,000 and accounted for such share purchases as Treasury Stock.

At August 3, 2001, approximately $109,000,000 was available for the payment of cash dividends, stock purchases or other restricted payments as defined under the terms of the Company’s most restrictive Indenture. (See Note H of the Notes to the Unaudited Financial Statements included elsewhere herein.)

After giving effect to the refinancing of the Redeemed Notes, which occurred on July 12, 2001, the Company’s working capital increased from approximately $362,497,000 at December 31, 2000 to approximately $414,955,000 at June 30, 2001 and its current ratio remained unchanged at approximately 2.1:1 at June 30, 2001 compared to December 31, 2000. Changes in the components of working capital are impacted by the seasonal nature of demand for the Company’s products. (See Inflation, Trends and General Considerations included elsewhere herein.)

Accounts receivable increased approximately $57,978,000 or approximately 23.1%, between December 31, 2000 and June 30, 2001, while net sales increased approximately $86,317,000 or approximately 16.8% in the second quarter of 2001 as compared to the fourth quarter of 2000. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on June 30, 2001 as compared to December 31, 2000. The Company has not experienced any significant overall changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in 2001.

Inventories increased approximately $31,005,000 or approximately 13.8%, between December 31, 2000 and June 30, 2001.

Accounts payable increased approximately $49,234,000 or approximately 31.7%, between December 31, 2000 and June 30, 2001.

Unrestricted cash and cash equivalents decreased approximately $39,572,000 from December 31, 2000 to June 30, 2001, principally as a result of the following:

Condensed
Consolidated
Cash Flows (*)

Operating Activities--
Cash flow from operations, net	$49,387,000
Increase in accounts receivable, net	(60,623,000)
Increase in inventories	(32,692,000)
Increase in prepaids and other current assets	(11,735,000)
Increase in accounts payable	51,609,000
Increase in accrued expenses and taxes	18,468,000
Investing Activities--
Funds held in escrow for the redemption of the 9 7/8% Notes due 2004,
including redemption premium and accrued interest	(215,060,000)
Purchase of investments and
marketable securities, net of sales	(46,083,000)
Change in restricted cash	(4,457,000)
Capital expenditures	(26,894,000)
Financing Activities--
Sale of 9 7/8% Notes due 2011	241,800,000
Decrease in borrowings, net	(4,490,000)
Other, net	1,198,000

$(39,572,000)

(*) Prepared from the Company's Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2001. (See Nortek, Inc. and Subsidiaries Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

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

B. Foreign Currency Risk

The Company’s results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Italian Lira, British Pound and the Canadian Dollar. In the first half and second quarter of 2001, the net impact of foreign currency changes related to transactions was not material to the Company’s financial condition or results of operations. The impact of foreign currency changes related to translation resulted in an increase in stockholders’ investment of approximately $1,202,000 in the second quarter of 2001 and a decrease in stockholders’ investment of approximately $3,306,000 in the first six months of 2001. The Company manages its exposure to foreign currency exchange risk principally by trying to minimize the Company’s net investment in foreign assets through the use of strategic short and long-term borrowings at the foreign subsidiary level. The Company generally does not enter into derivative financial instruments to manage foreign currency exposure. At June 30, 2001, the Company did not have any outstanding foreign currency hedging contracts.

C. Commodity Pricing Risk

The Company is subject to significant market risk with respect to the pricing of its principal raw materials, which include, among others, steel, copper, packaging material, plastics, resins, glass, wood and aluminum. If prices of these raw materials were to increase dramatically, the Company may not be able to pass such increases on to its customers and, as a result, gross margins could decline significantly. The Company manages its exposure to commodity pricing risk by continuing to diversify its product mix, strategic buying programs and vendor partnering. The Company generally does not enter into derivative financial instruments to manage commodity-pricing exposure. At June 30, 2001, the Company did not have any outstanding commodity forward contracts.

Forward-Looking Statements

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this discussion and throughout this document, words, such as “intends,” “plans,” “estimates,” “believes,” “anticipates” and “expects” or similar expressions are intended to identify forward-looking statements. These statements are based on the Company’s current plans and expectations and involve risks and uncertainties, over which the Company has no control, that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and operating results to differ include the availability and cost of certain raw materials, (including, among others, steel, copper, packaging materials, plastics resins, glass, wood and aluminum) and purchased components, the level of domestic and foreign construction and remodeling activity affecting residential and commercial markets, interest rates, employment, inflation, currency translation, consumer spending levels, operating in international economies, the rate of sales growth, price, and product and warranty liability claims. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Readers are also urged to carefully review and consider the various disclosures made by the Company, in this document, as well as the Company’s periodic reports on Forms 10-K, 10-Q and 8-K, filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 3, 2001 the following actions were taken by the following votes:

Proposal 1: Election of Director

				Broker
Name	For	Against	Withheld	Non-Votes

Class II (for a term
expiring at the 2004
Annual Meeting)

Director elected by the holders of Common Stock voting separately as a class --

Phillip L. Cohen	7,820,645	--	928,335	--

Director elected by holders of Common Stock and Special Common Stock voting separately as a single class --

Richard L. Bready	11,950,858	--	1,385,482	--

Proposal 2: Approval of the 2001 Equity and Cash Incentive Plan

			Broker
For	Against	Abstain	Non-Votes

9,528,604	3,766,236	41,500	--

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1 Third Amendment dated May 14, 2001 to Nortek Inc.
Supplemental Executive Retirement Plan dated July 1, 1997
(filed herewith)

10.2 Amended and Restated Deferred Compensation Agreement
dated as of June 1, 2001 between Richard L. Bready and the
Company (filed herewith).

10.3 Amended and Restated Deferred Compensation Agreement
dated as of June 1, 2001 between Almon C. Hall, III and the
Company (filed herewith).

10.4 Amended and Restated Deferred Compensation Agreement
dated as of June 1, 2001 between Richard J. Harris and the
Company (filed herewith).

(b)	Reports on Form 8-K.

June 6, 2001, Item 5, Other

June 8, 2001, Item 5, Other

June 13, 2001, Item 5, Other

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTEK, INC.
(Registrant)

/s/ Almon C. Hall
Almon C. Hall, Vice President and
Controller and Chief Accounting Officer

August 10, 2001
(Date)