Form 10-Q
period 2001-09-29
NORTEK INC
filed 2001-11-13
CIK 72423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-Q
__________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2001

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
Yes [X] No [_]

The total number of shares of the registrant’s Common Stock:

Class	Shares Outstanding November 02, 2001

Common stock, $1.00 par value	10,438,626

Special common stock, $1.00 par value	526,318

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	September 29,	Dec. 31,
	2001	2000
	(Dollar amounts in thousands)
	(Unaudited)

Assets

Current Assets:
Unrestricted
Cash and cash equivalents	$79,462	$130,929
Marketable securities available for sale	110,121	8,042
Restricted
Investments and marketable securities at cost, which approximates market	7,365	10,774
Accounts receivable, less allowances of $10,355,000 and $8,161,000	255,957	225,794
Inventories:
Raw materials	77,163	69,627
Work in process	21,015	21,185
Finished goods	98,528	105,481

	196,706	196,293

Prepaid expenses	12,497	10,304
Other current assets	16,303	12,940
Prepaid income taxes	43,900	40,517
Assets of discontinued operations	--	128,023

Total current assets	722,311	763,616

Property and Equipment, at Cost:
Land	16,122	16,744
Buildings and improvements	126,186	120,948
Machinery and equipment	357,820	328,301

	500,128	465,993
Less accumulated depreciation	211,122	183,539

Total property and equipment, net	289,006	282,454

Other Assets:

Goodwill, less accumulated amortization of $85,217,000 and $73,235,000	562,560	582,436
Intangible assets, less accumulated amortization of $25,961,000 and
$21,378,000	116,050	113,117
Deferred debt expense	19,571	18,916
Restricted investments and marketable securities held by pension trusts	56,004	32,436
Other	44,267	43,837

	798,452	790,742

	$1,809,769	$1,836,812

Liabilities and Stockholders’ Investment

Current Liabilities:
Notes payable and other short-term obligations	$7,052	$11,581
Current maturities of long-term debt	58,278	9,817
Accounts payable	128,823	133,963
Accrued expenses and taxes, net	149,524	140,814
Liabilities of discontinued operations	--	55,291

Total current liabilities	343,677	351,466

Other Liabilities:
Deferred income taxes	53,436	52,434
Other	154,715	130,375

	208,151	182,809

Notes, Mortgage Notes and Obligations
Payable, Less Current Maturities	991,419	1,020,326

Stockholders’ Investment:
Preference stock, $1 par value; authorized
7,000,000 shares, none issued	--	--
Common stock, $1 par value; authorized 40,000,000 shares;
18,814,764 and 18,752,974 shares issued	18,815	18,753
Special common stock, $1 par value; authorized 5,000,000
shares; 817,018 and 827,504 shares issued	817	828
Additional paid-in capital	210,006	208,813
Retained earnings	185,366	184,866
Accumulated other comprehensive loss	(36,798)	(19,367)
Less --treasury common stock at cost, 8,377,910 and
8,377,834 shares	(109,615)	(109,613)
--treasury special common stock
at cost, 290,128 and 290,107 shares	(2,069)	(2,069)

Total stockholders’ investment	266,522	282,211

	$1,809,769	$1,836,812

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands except per share amounts)

	For The
	Three Months Ended
	September 29,	September 30,
	2001	2000
	(Unaudited)

Net Sales	$487,510	$494,627

Costs and Expenses:
Cost of products sold	359,218	367,480
Selling, general and administrative expense	82,800	72,933
Amortization of goodwill and intangible assets	5,745	5,666

	447,763	446,079

Operating earnings	39,747	48,548
Interest expense	(26,405)	(24,400)
Investment income	4,058	1,752

Earnings from continuing operations before provision
for income taxes	17,400	25,900
Provision for income taxes	10,500	12,900

Earnings from continuing operations	6,900	13,000
Earnings (loss) from discontinued operations	(20,100)	2,700
Extraordinary loss from debt retirement	(3,600)	--

Net Earnings(loss)	$(16,800)	$15,700

Earnings (loss) per share of common stock:
Earnings from continuing operations:
Basic	$.63	$1.18

Diluted	$.61	$1.18

Earnings (loss) from discontinued operations:
Basic	$(1.84)	$.24

Diluted	$(1.79)	$.24

Extraordinary loss from debt retirement:
Basic	$(.33)	$--

Diluted	$(.32)	$--

Net earnings (loss):
Basic	$(1.54)	$1.42

Diluted	$(1.50)	$1.42

Weighted Average Number of Shares:
Basic	10,941	11,025

Diluted	11,220	11,057

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands except per share amounts)

	For The
	Nine Months Ended
	September 29,	September 30,
	2001	2000
	(Unaudited)

Net Sales	$1,411,113	$1,420,264

Costs and Expenses:
Cost of products sold	1,043,382	1,053,332
Selling, general and administrative expense	229,742	212,647
Amortization of goodwill and intangible assets	17,011	16,816

	1,290,135	1,282,795

Operating earnings	120,978	137,469
Interest expense	(77,437)	(72,994)
Investment income	8,259	5,125

Earnings from continuing operations before provision
for income taxes	51,800	69,600
Provision for income taxes	24,800	32,300

Earnings from continuing operations	27,000	37,300
Earnings (loss) from discontinued operations	(22,900)	1,500
Extraordinary loss from debt retirement	(3,600)	--

Net Earnings	$500	$38,800

Earnings (loss) per share of common stock:
Earnings from continuing operations:
Basic	$2.47	$3.30

Diluted	$2.41	$3.29

Earnings (loss) from discontinued operations:
Basic	$(2.09)	$.13

Diluted	$(2.05)	$.13

Extraordinary loss from debt retirement:
Basic	$(.33)	$--

Diluted	$(.32)	$--

Net earnings:
Basic	$.05	$3.43

Diluted	$.04	$3.42

Weighted Average Number of Shares:
Basic	10,927	11,299

Diluted	11,195	11,344

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands)

	For the
	Nine Months Ended
	September 29,	September 30,
	2001	2000
	(Unaudited)

Cash flows from operating activities:
Net earnings from continuing operations	$27,000	$37,300
Earnings (loss) from discontinued operations	(22,900)	1,500
Extraordinary loss from debt retirement	(3,600)	--

Net earnings	$500	$38,800

Adjustments to reconcile net earnings to cash:
Depreciation and amortization expense	43,936	41,236
Non-cash interest expense	4,571	3,111
Gain on sale of land	--	(1,704)
Loss on sale of discontinued operations	34,000	--
Loss on debt retirement	5,500	--
Changes in certain assets and liabilities, net
of effects from acquisitions and dispositions:
Accounts receivable, net	(32,228)	(49,722)
Inventories	(21)	(33,031)
Prepaid and other current assets	(1,829)	(935)
Net assets of discontinued operations	(5,503)	(983)
Accounts payable	(3,999)	17,277
Accrued expenses and taxes	11,311	11,698
Long-term assets, liabilities and other, net	(58)	2,206

Total adjustments to net earnings	55,680	(10,847)

Net cash provided by operating activities	56,180	27,953

Cash flows from investing activities:
Capital expenditures	(33,364)	(18,557)
Net cash paid for businesses acquired	--	(10,053)
Net cash received from the sale of discontinued operations	41,250	--
Purchase of investments and marketable securities	(178,717)	(4,004)
Proceeds from the sale of investments and marketable securities	76,638	38,435
Proceeds from the sale of fixed assets	--	5,574
Change in restricted cash and investments	(20,272)	(6,544)
Other, net	(465)	(3,385)

Net cash (used in)provided by investing activities	$(114,930)	$1,466

Cash flows from financing activities:
Sale of 9 7/8% Senior Subordinated Notes due 2011	$241,800	$--
Redemption of 9 7/8% Senior Subordinated Notes due 2004	(207,700)	--
Change in borrowings, net	(27,925)	(5,694)
Purchase of Nortek common and special common stock	--	(11,776)
Exercise of stock options	1,093	--
Other, net	15	(28)

Net cash provided by (used in) financing activities	7,283	(17,498)

Net (decrease)increase in unrestricted cash and cash equivalents	(51,467)	11,921
Unrestricted cash and cash equivalents at the beginning of the period	130,929	77,355

Unrestricted cash and cash equivalents at the end of the period	$79,462	$89,276

Interest paid	$87,926	$90,891

Income taxes paid, net	$2,848	$9,782

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

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ INVESTMENT
FOR THE THREE MONTHS ENDED SEPTEMBER 29, 2001
(Dollar amounts in thousands)

			Addi-			Accumulated
		Special	tional			Other
	Common	Common	Paid in	Retained	Treasury	Comprehensive	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Loss	Loss
	(Unaudited)

Balance, June 30, 2001	$18,775	$819	$209,243	$202,166	$(111,684)	$(22,660)	$--
Net loss	--	--	--	(16,800)	--	--	(16,800)
Other comprehensive loss:
Currency translation adjustment	--	--	--	--	--	(229)	(229)
Unrealized decline in the value
of marketable securities	--	--	--	--	--	(70)	(70)
Minimum pension liability, net
of tax of $7,906	--	--	--	--	--	(13,839)	(13,839)

Comprehensive loss							$(30,938)

1,852 shares of special common stock
converted into 1,852 shares of
common stock	2	(2)	--	--	--	--
38,050 shares of common stock issued
upon exercise of stock options	38	--	763	--	--	--

Balance, September 29, 2001	$18,815	$817	$210,006	$185,366	$(111,684)	$(36,798)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ INVESTMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
(Dollar amounts in thousands)

			Addi-			Accumulated
		Special	tional			Other
	Common	Common	Paid in	Retained	Treasury	Comprehensive	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Loss	Income(Loss)
	(Unaudited)

Balance, December 31, 1999	$18,738	$841	$208,755	$143,266	$(99,961)	$(11,822)	$--
Net earnings	--	--	--	38,800	--	--	38,800
Other comprehensive income(loss):
Currency translation adjustment	--	--	--	--	--	(4,960)	(4,960)
Unrealized decline in the value of
marketable securities	--	--	--	--	--	(245)	(245)

Comprehensive income							$33,595

10,159 shares of special common stock
converted into 10,159 shares of
of common stock	10	(10)	--	--	--	--
1,500 shares of common stock issued
upon exercise of stock options	1	--	53	--	--	--
584,665 shares of treasury stock
acquired	--	--	--	--	(11,721)	--

Balance, September 30, 2000	$18,749	$831	$208,808	$182,066	$(111,682)	$(17,027)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ INVESTMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2001
(Dollar amounts in thousands)

			Addi-			Accumulated
		Special	tional			Other
	Common	Common	Paid in	Retained	Treasury	Comprehensive	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Loss	Income(Loss)
	(Unaudited)

Balance, December 31, 2000	$18,753	$828	$208,813	$184,866	$(111,682)	$(19,367)	$--
Net earnings	--	--	--	500	--	--	500
Other comprehensive loss:
Currency translation adjustment	--	--	--	--	--	(3,535)	(3,535)
Unrealized decline in the value of
marketable securities	--	--	--	--	--	(57)	(57)
Minimum pension liability, net of
tax of $7,906	--	--	--	--	--	(13,839)	(13,839)

Comprehensive loss							$(16,931)

10,486 shares of special common stock
converted into 10,486 shares of
of common stock	11	(11)	--	--	--	--
51,304 shares of common stock issued
upon exercise of stock options	51	--	1,193	--	--	--
76 shares of treasury stock
acquired	--	--	--	--	(2)	--

Balance, September 29, 2001	$18,815	$817	$210,006	$185,366	$(111,684)	$(36,798)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000

(A)

The unaudited condensed consolidated financial statements (the “Unaudited Financial Statements”) presented have been prepared by Nortek, Inc. and include the accounts of Nortek, Inc., and all of its significant wholly-owned subsidiaries (the “Company”) after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted, the Company believes that the disclosures included are adequate to make the information presented not misleading. Effective in the third quarter of 2001, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and accordingly the presentation for all periods has been reclassified to conform with the new standard. See Notes D and M. It is suggested that these Unaudited Financial Statements be read in conjunction with the financial statements and the notes included in the Company’s latest Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

(C)

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 applies to goodwill and intangible assets acquired after June 30, 2001, as well as previously acquired goodwill and intangible assets. Under SFAS No. 142 goodwill, as well as certain other intangible assets, determined to have an infinite life will no longer be amortized, instead these assets will be reviewed for impairment on a periodic basis. SFAS No. 142 is effective beginning January 1, 2002. Management is evaluating the impact that this statement will have on the Company’s consolidated financial statements. Goodwill amortization was approximately $4,000,000 and $12,300,000 in the third quarter and first nine months of 2001, respectively, and was approximately $4,200,000 and $12,300,000 in the third quarter and first nine months of 2000, respectively, as determined under accounting principles generally accepted in the United States currently in effect.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (“SFAS No. 143”), “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 with early adoption permitted. Management is currently assessing the impact of SFAS No. 143 and has not yet determined the impact, if any, on the Company’s consolidated financial statements.

(D)

In October 2001, the FASB issued SFAS No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets. This Statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 with early adoption encouraged. The Company adopted SFAS No. 144 in the third quarter of 2001 and applied this accounting standard as of the beginning of the year. Adoption of this accounting standard did not result in any material changes in net earnings (loss) from accounting standards previously applied. Adoption of this standard did result in the accounting for the loss on the sale of certain businesses and their related operating results as discontinued operations (see Note M).

(E)

In the first quarter of 2001, the Company adopted Statement of Financial Accounting Standards SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS No. 133”) by recording a liability of approximately $800,000 in its balance sheet at March 31, 2001, representing the fair value of the Company’s interest rate collar agreement. The cumulative affect of adopting this accounting method as of December 31, 2000 was not material. As a result, interest expense includes a non-cash charge of approximately $525,000 ($.03 per share, net of tax) and $1,400,000 ($.08 per share, net of tax) in the third quarter and first nine months of 2001, respectively.

(F)

Comprehensive loss, included in stockholders’ investment, was $30,938,000 and $16,931,000 for the third quarter and first nine months of 2001, respectively. Included in the loss for the third quarter and first nine months of 2001 was a loss of approximately $14,682,000 (net of tax benefits of approximately $7,900,000) principally as a result of actuarial losses due to market declines in plan assets of certain of the Company’s employee retirement benefit plans.

(G)

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

(H)

In the third quarter and first nine months of 2001, the Company expensed approximately $600,000 and approximately $2,800,000, respectively, of manufacturing costs incurred in connection with the start up of a residential air conditioning facility and a vinyl fence and decking facility. Also, in the third quarter and first nine months of 2001 the Company expensed as a charge to continuing operations approximately $4,200,000 and $6,300,000, respectively, of fees and expenses associated with the Company’s material procurement strategy and estimates that it has realized approximately $2,000,000 of benefits to date. Approximately $1,300,000 and $2,700,000 of these fees and expenses were charged to the Residential Building Products Segment, $2,200,000 and $2,800,000 to the Air Conditioning and Heating Products Segment, $500,000 and $600,000 to the Windows, Doors and Siding Products Segment and $200,000 and $200,000 to the Other Segment, in the third quarter and first nine months of 2001, respectively. In the first half of 2001, the Company recorded in operating earnings a non-taxable gain of approximately $3,200,000 ($.29 per share) from net death benefit insurance proceeds relating to life insurance maintained on former managers. In the third quarter and first nine months of 2001, the Company also incurred certain duplicative net interest expense as discussed in Note J. In the third quarter of 2001, the Company recorded approximately $1,700,000 of interest income resulting from the favorable abatement of state income taxes. The abatement of state income taxes did not have a significant effect on the overall annual effective income tax rate. In the second quarter of 2000, the Company sold a parcel of land resulting in a pre-tax gain of approximately $1,700,000 ($.10 per share, net of tax) which is included in operating earnings.

(I)

The Company’s Board of Directors has authorized a number of programs to purchase shares of the Company’s Common and Special Common Stock. The most recent of these programs was announced on May 4, 2000, to purchase up to 1,000,000 shares of the Company’s Common and Special Common Stock in open market or negotiated transactions, subject to market conditions, cash availability and provisions of the Company’s outstanding debt instruments. As of November 2, 2001, the Company had purchased approximately 461,000 shares of its Common and Special Common stock for approximately $9,200,000 under this program and accounted for such purchases as treasury stock.

At November 2, 2001, approximately $116,200,000 was available for the payment of cash dividends, stock purchases or other restricted payments as defined under the terms of the Company’s most restrictive debt covenant related to such payments.

(J)

In June 2001, the Company sold $250,000,000 principal amount of its 9 7/8% Senior Subordinated Notes due 2011 (“9 7/8% Notes”) at a slight discount. Net proceeds from the sale of the 9 7/8% Notes, after deducting underwriting commissions and expenses amounted to approximately $241,800,000 and a portion of such proceeds was used to redeem, on July 11, 2001, $204,822,000 principal amount of the Company’s 9 7/8% Senior Subordinated Notes due 2004 (which notes were called for redemption on June 13, 2001), plus an approximate $2,900,000 redemption premium thereon and approximately $7,400,000 of accrued interest thereon. As a result of this redemption, the Company recorded an extraordinary loss of approximately $5,500,000 ($.32 per share, net of tax) in the third quarter of 2001. In the third quarter and first nine months of 2001, the Company incurred approximately $450,000 ($.03 per share, net of tax) and $1,250,000 ($.07 per share, net of tax) respectively, of duplicative interest expense, net of interest income, since the redemption of the 9 7/8% Senior Subordinated Notes due 2004 did not occur on the same day as the financing.

(K)

During the third quarter of 2001, one of the trusts related to the Company’s supplemental retirement plans loaned funds to certain officers of the Company who have fully vested retirement benefits in such plans. At September 29, 2001, approximately $17,100,000 of notes receivable bearing interest at 5.43% and maturing in 2016, approximately $6,415,000 of notes receivable bearing interest at 5.57% and maturing in 2016 and approximately $13,400,000 of notes receivable, bearing interest at 6.75% and maturing in 2015, are due from such officers of the Company and are included in restricted investments and marketable securities held by pension trusts in the accompanying unaudited condensed consolidated balance sheet.

(L)

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

A reconciliation between basic and diluted earnings per share from continuing operations is presented in the following table:

	Three		Nine
	Months Ended		Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2001	2000	2001	2000
	(In thousands except per share amounts)

Earnings from continuing
operations	$6,900	$13,000	$27,000	$37,300

Basic EPS:
Basic common shares	10,941	11,025	10,927	11,299

Basic EPS on earnings from
continuing operations	$.63	$1.18	$2.47	$3.30

Diluted EPS:
Basic common shares	10,941	11,025	10,927	11,299
Plus:Impact of stock options	279	32	268	45

Diluted common shares	11,220	11,057	11,195	11,344

Diluted EPS on earnings from
continuing operations	$.61	$1.18	$2.41	$3.29

(M.)

In the third quarter of 2001, the Company decided to dispose of Peachtree Doors and Windows, Inc. (“Peachtree”) and SNE Enterprises, Inc. (“SNE”), subsidiaries of the Company’s Ply Gem Industries, Inc. subsidiary (“Ply Gem”) in order to commit additional financial and management resources to vinyl products and other Company operations. On September 21, 2001, Ply Gem sold the capital stock of its Peachtree and SNE subsidiaries for approximately $45,000,000, and recorded in the third quarter of 2001, a pre-tax loss on the sale of approximately $34,000,000 ($1.79 per share, net of tax), including the write off of approximately $11,700,000 of unamortized intangible assets. Peachtree and SNE were previously part of the Windows, Doors and Siding Products Segment. A portion of the cash proceeds was used to pay down approximately $20,500,000 of outstanding debt under the Company’s Ply Gem credit facility.

The table that follows presents a summary of the results of discontinued operations for the third quarter and first nine months of 2001 and 2000 and for the year ended December 31, 2000:

	Three Months Ended		Nine Months Ended		Year Ended
	Sept.29,	Sept. 30,	Sept.29,	Sept. 30,	Dec. 31,
	2001	2000	2001	2000	2000
	(Unaudited)
	(Amounts in thousands)

Net Sales	$83,200	$95,400	$225,600	$262,100	$341,800

Earnings (loss) before income taxes	(100)	4,100	(4,400)	2,300	(200)
Income tax provision (benefit)	--	1,400	(1,500)	800	(100)

Earnings (loss) from discontinued operations	(100)	2,700	(2,900)	1,500	(100)
Loss on sale of discontinued operations,
net of tax benefits of $14,000,000	(20,000)	--	(20,000)	--	--

Earnings (loss) from discontinued
operations	$(20,100)	$2,700	$(22,900)	$1,500	$(100)

Depreciation and Amortization Expense	$1,315	$1,103	$3,529	$3,986	$5,078

The table that follows presents a summary of the results of discontinued operations for the second quarter and first six months of 2001 and 2000:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000
	(Unaudited)
	(Amounts in thousands)

Net sales	$86,400	$95,500	$142,500	$166,700

Earnings (loss) before income taxes	1,800	3,400	(4,300)	(1,800)
Income tax provision (benefit)	600	1,200	(1,500)	(600)

Earnings (loss) from discontinued operations	$1,200	$2,200	$(2,800)	$(1,200)

Depreciation and amortization expense	$1,168	$1,428	$2,214	$2,883

The table that follows presents a breakdown of the major components of assets and liabilities of discontinued operations at December 31, 2000:

Dec. 31, 2000
(Unaudited)
Assets:	(Amounts in thousands)

Accounts receivable, less allowance of $1,638,000	$24,774
Net Inventories	27,908
Property and equipment, net	52,323
Intangible assets, less accumulated amortization of $900,000	12,415
Other assets	10,603

Total assets of discontinued operations	$128,023

Liabilities:
Accounts payable	$21,418
Accrued expenses	16,264
Deferred income taxes	8,516
Notes, mortgage notes and obligations payable	266
Other liabilities	8,827

Total liabilities of discontinued operations	$55,291

(N)

The Company has three reportable segments: the Residential Building Products Segment; the Air Conditioning and Heating Products Segment; and the Windows, Doors and Siding Products Segment. In the tables below, Other includes corporate related items, results of insignificant operations, intersegment eliminations and certain income and expense items not allocated to reportable segments.

On September 21, 2001, the Company sold the capital stock of Peachtree and SNE, subsidiaries of Ply Gem. Accordingly, the results of Peachtree and SNE, which were previously part of the Windows, Doors and Siding Products Segment, have been excluded from earnings from continuing operations and classified separately as discontinued operations for all periods presented (see Notes D and M). Accordingly the Windows, Doors and Siding Products Segment information presented below excludes Peachtree and SNE for all periods.

The Company evaluates segment performance based on operating earnings before allocations of corporate overhead costs. The income statement impact of all purchase accounting adjustments, including goodwill and intangible asset amortization, is included in the operating earnings of the applicable segment. Intersegment net sales and eliminations were not material for any of the periods presented.

Summarized financial information for the Company’s reportable segments is presented in the tables that follow for the three and nine months ended September 29, 2001 and September 30, 2000.

	Three		Nine
	Months Ended		Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2001	2000	2001	2000
	(Amounts in thousands)

Net Sales:
Residential building products	$163,390	$163,726	$488,726	$502,937
Air conditioning and heating products	166,833	176,749	493,369	483,836
Windows, doors and siding products	138,451	136,490	376,806	377,841
Other	18,836	17,662	52,212	55,650

	$487,510	$494,627	$1,411,113	$1,420,264

Operating Earnings (Loss):
Residential building products	$23,011	$22,117	$64,782	$70,491
Air conditioning and heating products	9,969	22,355	42,094	59,221
Windows, doors and siding products	15,151	10,667	32,108	23,643
Other, net	(8,384)	(6,591)	(18,006)	(15,886)

	39,747	48,548	120,978	137,469

Unallocated:
Interest expense	(26,405)	(24,400)	(77,437)	(72,994)
Investment income	4,058	1,752	8,259	5,125

Earnings from continuing operations
before provision for income taxes	$17,400	$25,900	$51,800	$69,600

	Three		Nine
	Months Ended		Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2001	2000	2001	2000
	(Amounts in thousands)

Depreciation and Amortization:
Residential building products	$5,546	$4,817	$17,072	$15,660
Air conditioning and heating products	3,265	2,977	9,609	8,991
Windows, doors and siding products	5,424	5,003	16,154	15,465
Other	368	369	1,101	1,120

	$14,603	$13,166	$43,936	$41,236

(O)

The Company has recorded liabilities in connection with acquisitions related to employee terminations and other exit costs associated with management’s plans to eliminate certain activities of acquired entities. No additional liabilities were recorded during the nine months ended September 29, 2001 in connection with these activities. As of September 29, 2001, plans for eliminating certain activities have been finalized for all significant acquisitions. Charges to these liabilities for employee termination costs include payroll, payroll taxes and insurance benefits related to severance arrangements and were approximately $600,000 for the first nine months ended September 29, 2001. The remaining liabilities accrued at September 29, 2001 in connection with acquisitions related to employee terminations and other exit costs totaled approximately $900,000.

(P)

The Company provides income taxes for continuing operations on an interim basis based upon the Company’s estimated annual effective income tax rate. Based on this method, the following reconciles the federal statutory income tax rate to the estimated effective tax rate of approximately 47.9% and 46.4% for the nine months of 2001 and 2000, respectively.

	Nine
	Months Ended
	September 29,	September 30,
	2001	2000
	Unaudited

Income tax provision at the federal statutory rate	35.0%	35.0%
Net change from federal statutory rate:
Amortization not deductible for income tax purposes	9.5	6.4
Non-taxable gain on life insurance proceeds	(2.2)	--
State income taxes, net of federal income tax effect	2.4	1.7
Tax effect resulting from foreign activities	3.5	1.6
Change in tax reserves, net	---	.9
Other, net	(.3)	.8

	47.9%	46.4%

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 29, 2001
AND FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000

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

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets. The Company adopted SFAS No. 144 in the third quarter of 2001 and applied this accounting standard as of the beginning of the year. Adoption of this standard resulted in the accounting for the loss on the sale of Peachtree Windows and Doors, Inc (“Peachtree”) and SNE Enterprises, Inc. (“SNE”), subsidiaries of the Company’s Ply Gem Industries, Inc. subsidiary (“Ply Gem”) and their related operating results as discontinued operations. Accordingly the results of Peachtree and SNE have been excluded from earnings from continuing operations and classified separately as discontinued operations for all periods presented. (See Notes D and M of the Notes to the unaudited condensed consolidated financial statements (the “Unaudited Financial Statements”) included elsewhere herein).

The Residential Building Products Segment manufactures and distributes built-in products primarily for the residential new construction, DIY and professional remodeling and renovation markets. The principal products sold by the segment include, kitchen range hoods, built-in exhaust fans (such as bath fans and fan, heater and light combination units) and indoor air quality products. The Air Conditioning and Heating Products Segment manufactures and sells heating, ventilating, and air conditioning systems (“HVAC”) for custom-designed commercial applications and for residential, light commercial and manufactured structures. The Windows, Doors and Siding Products Segment, principally manufactures and distributes; (i) vinyl siding, skirting, soffit and accessories, (ii) vinyl and composite windows, (iii) vinyl patio and entry doors, (iv) vinyl blocks, vents, shutters, sunrooms, fencing, railing and decking and (v) aluminum trim coil for use in the residential construction, DIY and professional renovation markets.

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

The Financial Accounting Standards Board’s Emerging Issues Task Force reached final consensus in 2000 with respect to the accounting for shipping and handling fees and costs and the accounting for certain sales incentives. As a result, the Company has reclassified certain amounts among net sales, cost of products sold and selling, general and administrative expenses in accordance with these pronouncements for all periods presented in Management’s Discussion and Analysis of the Unaudited Financial Statements. See Note B of the Notes to the Unaudited Financial Statements. These reclassifications did not have any effect on operating earnings, net earnings or net earnings per share for any period.

Results of Operations

The tables that follow present the unaudited net sales and operating earnings for the Company’s principal segments for the third quarter and nine months ended September 29, 2001 and September 30, 2000, and the dollar amount and percentage change of such results as compared to the prior comparable period. The Windows, Doors and Siding Products Segment information presented below excludes Peachtree and SNE which have been classified as discontinued operations.

			Change in
	Third Quarter Ended		Third Quarter 2001
	September 29,	September 30,	as Compared to 2000
	2001	2000	$	%
	(Dollar amounts in thousands)

Net Sales:
Residential building products	$163,390	$163,726	$(336)		(.2)%
Air conditioning and heating products	166,833	176,749	(9,916)	(5.6)
Windows, doors and siding products	138,451	136,490	1,961	1.4
Other	18,836	17,662	1,174	6.6

	$487,510	$494,627	$(7,117)	(1	.4)%

Operating Earnings (Loss):

Residential building products	$23,011	$22,117	$894	4.0%
Air conditioning and heating products	9,969	22,355	(12,386)	(55.4)
Windows, doors and siding products	15,151	10,667	4,484	42.0
Other, net	(8,384)	(6,591)	(1,793)	(27.2)

	$39,747	$48,548	$(8,801)	(18	.1)%

			Change in
	Nine Months Ended		First Nine Months 2001
	September 29,	September 30,	as Compared to 2000
	2001	2000	$	%
	(Dollar amounts in thousands)

Net Sales:
Residential building products	$488,726	$502,937	$(14,211)	(2	.8)%
Air conditioning and heating products	493,369	483,836	9,533	2.0
Windows, doors and siding products	376,806	377,841	(1,035)		(.3)
Other	52,212	55,650	(3,438)	(6.2)

	$1,411,113	$1,420,264	$(9,151)		(.6)%

Operating Earnings (Loss):

Residential building products	$64,782	$70,491	$(5,709)	(8	.1)%
Air conditioning and heating products	42,094	59,221	(17,127)	(28.9)
Windows, doors and siding products	32,108	23,643	8,465	35.8
Other, net	(18,006)	(15,886)	(2,120)	(13.3)

	$120,978	$137,469	$(16,491)	(12	.0)%

The tables that follow, set forth, for the periods presented, (a) certain unaudited consolidated operating results, (b) the change in the amount and the percentage change of such results as compared to the prior comparable period, (c) the percentage which such results bear to net sales, and (d) the change of such percentages as compared to the prior comparable period. The results of operations for the third quarter and nine months ended September 29, 2001 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

			Change in
	Third Quarter Ended		Third Quarter 2001
	September 29,	September 30,	as Compared to 2000
	2001	2000	$	%
	(Dollar amounts in thousands)

Net sales	$487.5	$494.6	$(7.1)	(1	.4)%
Cost of products sold	359.2	367.4	8.2	2.2
Selling, general and administrative expense	82.8	73.0	(9.8)	(13.4)
Amortization of goodwill and intangible assets	5.8	5.7	(.1)	(1.8)

Operating earnings	39.7	48.5	(8.8)	(18.1)
Interest expense	(26.4)	(24.4)	(2.0)	(8.2)
Investment income	4.1	1.8	2.3	127.8

Earnings from continuing operations before
provision for income taxes	17.4	25.9	(8.5)	(32.8)
Provision for income taxes	10.5	12.9	2.4	18.6

Earnings from continuing operations	6.9	13.0	(6.1)	(46.9)
Earnings (loss) from discontinued operations	(20.1)	2.7	(22.8)	(844.4)
Extraordinary loss from debt retirement	(3.6)	--	(3.6)		--

Net earnings (loss)	$(16.8)	$15.7	$(32.5)	(207	.0)%

				Change in
	Percentage of Net Sales			Percentage
	Third Quarter Ended			For the Third
	September 29,		September 30,	Quarter 2001
	2001		2000	as Compared to 2000

Net sales		100.0%	100.0%		---%
Cost of products sold		73.7	74.3		.6
Selling, general and administrative expense		17.0	14.8		(2.2)
Amortization of goodwill and intangible assets		1.1	1.1	--

Operating earnings		8.2	9.8		(1.6)
Interest expense		(5.4)	(4.9)		(.5)
Investment income		.8	.3		.5

Earnings from continuing operations before
provision for income taxes		3.6	5.2		(1.6)
Provision for income taxes		2.2	2.6		.4

Earnings from continuing operations		1.4	2.6		(1.2)
Earnings (loss) from discontinued operations		(4.1)	.6		(4.7)
Extraordinary loss from debt retirement		(.7)	--		(.7)

Net earnings (loss)	(3	.4)%	3.2%	(6	.6)%

			Change in
	Nine Months Ended		First Nine Months 2001
	September 29,	September 30,	as Compared to 2000
	2001	2000	$	%
	(Dollar amounts in thousands)

Net sales	$1,411.1	$1,420.3	$(9.2)		(.6)%
Cost of products sold	1,043.4	1,053.3	9.9		.9
Selling, general and administrative expense	229.7	212.7	(17.0)		(8.0)
Amortization of goodwill and intangible assets	17.0	16.8	(.2)		(1.2)

Operating earnings	121.0	137.5	(16.5)		(12.0)
Interest expense	(77.5)	(73.0)	(4.5)		(6.2)
Investment income	8.3	5.1	3.2		62.7

Earnings from continued operations before
provision for income taxes	51.8	69.6	(17.8)		(25.6)
Provision for income taxes	24.8	32.3	7.5		23.2

Earnings from continued operations	27.0	37.3	(10.3)		(27.6)
Earnings (loss) from discontinued operations	(22.9)	1.5	(24.4)		(*)
Extraordinary loss from debt retirement	(3.6)	--	(3.6)		---

Net earnings	$.5	$38.8	$(38.3)	(98	.7)%

(*) Not meaningful

			Change in
	Percentage of Net Sales		Percentage
	Nine Months Ended		for the First
	September 29,	September 30,	Nine Months 2001
	2001	2000	as Compared to 2000

Net sales	100.0%	100.0%		---%
Cost of products sold	73.9	74.1		.2
Selling, general and administrative expense	16.3	15.0	(1.3)
Amortization of goodwill and intangible assets	1.2	1.2	--

Operating earnings	8.6	9.7	(1.1)
Interest expense	(5.5)	(5.2)		(.3)
Investment income	.6	.4		.2

Earnings from continued operations before
provision for income taxes	3.7	4.9	(1.2)
Provision for income taxes	1.8	2.3		.5

Earnings from continued operations	1.9	2.6		(.7)
Earnings (loss) from discontinued operations	(1.6)	.1	(1.7)
Extraordinary loss from debt retirement	(.3)	--		(.3)

Net earnings	--	2.7%	(2	.7)%

Net sales decreased approximately $7,100,000 or approximately 1.4% for the third quarter of 2001, as compared to the third quarter of 2000 (or decreased approximately $5,500,000 or approximately 1.1% excluding the effect of changes in foreign currency exchange rates) and decreased approximately $9,200,000 or approximately .6% for the first nine months of 2001 as compared to the first nine months of 2000 (or decreased approximately $1,900,000 or approximately .1% excluding the effect of changes in foreign currency exchange rates). The acquisition on July 3, 2000 of Eaton-Williams in the Air Conditioning and Heating Products Segment contributed approximately $24,100,000 to net sales in the first nine months of 2001 as compared to 2000. Excluding the effect of this acquisition, consolidated net sales decreased approximately $33,300,000 or approximately 2.3% for the first nine months of 2001 as compared to the first nine months of 2000. Sales levels in the first nine months were adversely affected by the general economic slowdown in the United States, a prolonged period of cold and wet weather which hampered building and remodeling activity in the first quarter of 2001, cooler than normal weather in the North American market during the late spring and prime summer selling months which reduced demand for residential air conditioning products, the worldwide slowdown in expenditures for telecommunications infrastructure equipment and the continuing general slowdown in the manufactured housing market. Additionally, the tragic events that occurred on September 11, 2001 caused a slowdown of incoming orders and order releases throughout the Company’s operations in September. In the Residential Building Products Segment, net sales decreased approximately $300,000 or .2% (or increased approximately $500,000 or approximately .3% excluding the effect of foreign currency exchange rates) and decreased approximately $14,200,000 or approximately 2.8% (approximately $9,200,000 or approximately 1.8% excluding the effect of foreign currency exchange rates), in the third quarter and first nine months of 2001 as compared to 2000, respectively. In the Windows, Doors and Siding Products Segment net sales increased approximately $2,000,000 or approximately 1.4% and decreased approximately $1,000,000 or approximately .3% in the third quarter and first nine months of 2001 as compared to 2000, respectively. The decline in net sales in the first nine months in the Windows, Doors and Siding Products Segment was principally due to lower sales volume of siding and related accessories and was partially offset by higher sales prices of siding and related products and increased sales prices of certain window product lines. Excluding the effect of the acquisition of Eaton-Williams, net sales decreased approximately $9,900,000, or approximately 5.6% and approximately $14,600,000, or approximately 3.0%, in the third quarter and first nine months of 2001 as compared to 2000, respectively, in the Air Conditioning and Heating Products Segment, principally as a result of the general economic slowdown, a continued decline in sales to customers serving the manufactured housing industry, in line with the overall softness being experienced in this industry and cooler than normal weather in the North American market during the late spring and prime summer selling months for residential air conditioning products, particularly in the third quarter. It is anticipated that the weakness in the manufactured housing industry will continue throughout 2001 and is expected to continue to have an adverse effect on this Segment’s sales as compared to 2000. The decrease in sales in the Air Conditioning and Heating Products Segment was partially offset by increased sales volume of products sold to customers serving certain commercial markets. The worldwide slowdown in expenditures for telecommunications infrastructure equipment and the overall general economic slowdown has adversely affected third quarter sales and incoming orders and order releases for commercial air conditioning and heating products.

Cost of products sold, as a percentage of net sales, decreased from approximately 74.3% in the third quarter of 2000 to approximately 73.7% in the third quarter of 2001, and from approximately 74.1% in the first nine months of 2000 to approximately 73.9% in the first nine months of 2001. The effect of the acquisition of Eaton-Williams, which has a higher cost of products sold as a percentage of net sales than the overall group of businesses owned prior to the acquisition, was to increase the consolidated percentages of cost of products sold as a percentage of net sales for the first nine months of 2001. Included in cost of products sold was approximately $600,000 in the third quarter of 2001 and $2,800,000 in the first nine months of 2001 of costs incurred in the start-up of a residential HVAC manufacturing facility and a vinyl fence and decking facility. Excluding the effect of the Eaton-Williams acquisition and the costs incurred in the start-up of facilities, cost of products sold as a percentage of net sales decreased from approximately 74.3% in the third quarter of 2000 to approximately 73.6% in the third quarter of 2001 and decreased from approximately 74.2% in the first nine months of 2000 to approximately 73.5% in the first nine months of 2001. These decreases in the percentages in the third quarter and first nine months of 2001 principally resulted from cost reduction measures, lower PVC resin costs, improved sales prices of vinyl siding and related products and increased sales prices of certain window product lines in the Windows, Doors and Siding Products Segment, and to a lesser extent, lower manufacturing costs (principally in the third quarter of 2001) in the Residential Building Products Segment, partially offset by the effect of higher cost levels of commercial HVAC products and lower sales volume of residential products to customers serving both the manufactured and site built housing markets without a proportionate decrease in costs in the Air Conditioning and Heating Products Segment and, to a lesser extent, lower sales volume (principally in the first half of 2001) in the Residential Building Products Segment, without a proportionate decrease in cost. The Company estimates that it has realized in the third quarter of 2001 approximately $2,000,000 of lower cost of sales related to the Company’s material procurement strategy as discussed in the next paragraph. This strategy is expected to result in between $3,000,000 and $5,000,000 in savings, before implementation costs, in 2001 and approximately $20,000,000 in annualized savings when fully implemented. Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, material costs and changes in productivity levels.

Selling, general and administrative expense as a percentage of net sales, increased from approximately 14.8% in the third quarter of 2000 to approximately 17.0% in the third quarter of 2001 and from approximately 15.0% in the first nine months of 2000 to approximately 16.3% in the first nine months of 2001. The effect of the acquisition of Eaton-Williams, which has a higher level of selling, general and administrative expense as a percentage of net sales than the overall group of businesses owned prior to the acquisition, was to contribute slightly to the increase in the consolidated percentages of selling, general and administrative expense to net sales. Selling, general and administrative expense in the first nine months of 2001 was reduced by approximately $3,200,000 related to a non-taxable gain from net death benefit insurance proceeds related to life insurance maintained on former managers recorded in the first half of 2001. Selling, general and administrative expense included approximately $4,200,000 in the third quarter of 2001 and approximately $6,300,000 in the first nine months of 2001 of consulting fees and expenses related to the Company’s material procurement strategy. Selling, general and administrative expense in the first nine months of 2000 was reduced by approximately $1,700,000 from the gain on the sale of land recorded in the first half of 2000. Excluding the effect of the Eaton-Williams acquisition, the net life insurance proceeds, costs related to the Company’s material procurement strategy and the gain on the sale of land in 2000, selling, general and administrative expense increased from approximately 14.8% in the third quarter of 2000 to approximately 16.1% in the third quarter of 2001 and increased from approximately 15.1% in the first nine months of 2000 to approximately 16.0% in the first nine months of 2001. These increases in the percentages are principally as a result of lower sales volume of siding and related products in the Windows, Doors and Siding Products Segment and lower sales volume of residential products to customers serving both the manufactured and site built housing markets in the Air Conditioning and Heating Products Segment without a proportionate decrease in expense in both segments.

Amortization of goodwill and intangible assets, as a percentage of net sales, remained unchanged at approximately 1.1% in the third quarter of 2000 and 2001 and at approximately 1.2% in the first nine months of 2000 and 2001.

Consolidated operating earnings decreased approximately $8,800,000 from approximately $48,500,000 in the third quarter of 2000 to approximately $39,700,000 in the third quarter of 2001 and approximately $16,500,000 from approximately $137,500,000 in the first nine months of 2000 to approximately $121,000,000 in the first nine months of 2001 as a result of the factors discussed above. The acquisition of Eaton-Williams on July 3, 2000 contributed approximately $1,000,000 for the first nine months of 2001 to the decrease in operating earnings in the Air Conditioning and Heating Products Segment.

Consolidated operating earnings have been reduced by depreciation and amortization expense (other than amortization of deferred debt expense and debt discount) of approximately $14,600,000 and $13,200,000 for the third quarter ended September 29, 2001 and September 30, 2000, respectively, and approximately $43,900,000 and $41,200,000 for the first nine months ended September 29, 2001 and September 30, 2000, respectively.

In the third quarter of 2001, operating earnings increased approximately $900,000 and $4,500,000 in the Residential Building Products Segment and the Windows, Doors and Siding Products Segment, respectively, and decreased approximately $12,400,000 in the Air Conditioning and Heating Products Segment as compared to the third quarter of 2000. In the first nine months of 2001 operating earnings decreased approximately $5,700,000 and $17,100,000 in the Residential Building Products Segment and the Air Conditioning and Heating Products Segment, respectively, and increased approximately $8,500,000 in the Windows, Doors and Siding Products Segment as compared to the first nine months of 2000. The increase in operating earnings in the Windows, Doors and Siding Products Segment in the third quarter and first nine months was principally due to an increase in earnings from vinyl siding and related products which benefited from reduced energy costs and price and cost improvements initiated earlier in the year. The increase in earnings in the Residential Building Products Segment in the third quarter was due to improved manufacturing efficiencies while the decrease in earnings in the first nine months in this segment was due principally to decreased sales volume during the first half of 2001. The decrease in operating earnings in the Air Conditioning and Heating Products Segment, was principally due to a decline in the sales level of residential products sold to customers serving both the manufactured and site built housing markets and, to a lesser extent, higher cost levels of certain commercial products and costs incurred in the start up of a residential HVAC manufacturing facility as noted above. The slowdown in the manufactured housing industry is expected to continue to adversely effect this Segment’s operating earnings during the balance of 2001 as compared to 2000.

Operating earnings of foreign operations, consisting primarily of the results of operations of the Company’s Canadian and European subsidiaries, were approximately 9.5% and 10.2% of operating earnings (before corporate overhead) in the third quarter of 2001 and 2000, respectively and approximately 6.6% and 7.2% of operating earnings (before corporate overhead) in the first nine months of 2001 and 2000, respectively. Sales and earnings derived from international markets are subject to the risks of currency fluctuations.

Interest expense in the third quarter of 2001 increased approximately $2,000,000 or approximately 8.2% as compared to the third quarter of 2000 and approximately $4,500,000 or approximately 6.2% in the first nine months of 2001 as compared to the first nine months of 2000, primarily as a result of duplicative interest expense of approximately $650,000 in the third quarter and approximately $1,750,000 in the first nine months of 2001 associated with the redemption of the Company’s 9 7/8% Senior Subordinated Notes due 2004. See Note J of the Notes to the Unaudited Financial Statements. The adoption of SFAS No. 133 in the first quarter of 2001 resulted in a non-cash increase in interest expense of approximately $525,000 in the third quarter of 2001 and approximately $1,400,000 in the first nine months of 2001 as compared to 2000 (see Note E of the Notes to the Unaudited Financial Statements). Also, higher average borrowings during the third quarter and first nine months ended September 29, 2001 also contributed to the increase in interest expense.

Investment income increased approximately $2,300,000 or approximately 127.8% and approximately $3,200,000 or approximately 62.7% in the third quarter and first nine months of 2001, respectively, as compared to the third quarter and first nine months of 2000, primarily as a result of approximately $1,700,000 of interest income resulting from the favorable abatement of state income taxes in the third quarter of 2001, additional interest income of approximately $200,000 and approximately $500,000, in the third quarter and first nine months of 2001, respectively, earned on the funds held in escrow for the redemption of the 9 7/8% Senior Subordinated Notes, due 2004 and higher average invested balances.

The provision for income taxes from continuing operations for the third quarter of 2001 was approximately $10,500,000, as compared to approximately $12,900,000 for the third quarter of 2000 and approximately $24,800,000 for the first nine months of 2001 compared to approximately $32,300,000 for the first nine months of 2000. The income tax rates differed from the United States Federal statutory rate of 35% principally as a result of non-deductible amortization expense (for tax purposes), non-taxable gain on life insurance policies (for tax purposes), state income tax provisions and the effect of foreign income tax on foreign source income.

The loss from discontinued operations was approximately $20,100,000 for the third quarter of 2001 as compared to earnings of approximately $2,700,000 for the third quarter of 2000, and a loss of approximately $22,900,000 for the first nine months of 2001 compared to earnings of approximately $1,500,000 for the first nine months of 2000. The loss in the third quarter and first nine months of 2001 included an after tax loss on the sale of discontinued operations of approximately $20,000,000, net of tax benefits of approximately $14,000,000. The table that follows presents a summary of the operating results of discontinued operations for the third quarter and first nine months ended September 29, 2001 and September 30, 2000. (See Notes D and M of the Notes to the Unaudited Financial Statements included elsewhere herein).

	Three Months Ended		Nine Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2001	2000	2001	2000
	(Unaudited)
	(Amounts in thousands)

Net sales	$83,200	$95,400	$225,600	$262,100

Earnings (loss) before income taxes	(100)	4,100	(4,400)	2,300
Income tax provision (benefit)	--	1,400	(1,500)	800

Earnings (loss) from discontinued operations	(100)	2,700	(2,900)	1,500
Loss on sale of discontinued operations,
net of tax benefits of $14,000,000	(20,000)	--	(20,000)	--

Earnings (loss) from discontinued
operations	$(20,100)	$2,700	$(22,900)	$1,500

Depreciation and amortization expense	$1,315	$1,103	$3,529	$3,986

On July 11, 2001, the Company redeemed $204,822,000 principal amount of the Company’s 9 7/8% Senior Subordinated Notes due 2004 (which notes were called for redemption on June 13, 2001), plus an approximate $2,900,000 redemption premium thereon. As a result of this redemption, the Company recorded an extraordinary loss of approximately $5,500,000 ($.32 per share, net of tax) in the third quarter of 2001. (See Note J of the Notes to the Unaudited Financial Statements included elsewhere herein).

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 applies to goodwill and intangible assets acquired after June 30, 2001, as well as previously acquired goodwill and intangible assets. Under SFAS No. 142 goodwill, as well as certain other intangible assets, determined to have an infinite life will no longer be amortized, instead these assets will be reviewed for impairment on a periodic basis. SFAS No. 142 is effective beginning January 1, 2002. Management is evaluating the impact that this statement will have on the Company’s consolidated financial statements. Goodwill amortization was approximately $4,000,000 and $12,300,000 in the third quarter and first nine months of 2001, respectively, and was approximately $4,200,000 and $12,300,000 in the third quarter and first nine months of 2000, respectively, as determined under accounting principles generally accepted in the United States currently in effect.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (SFAS No. 143), “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 with early adoption permitted. Management is currently assessing the impact of SFAS No. 143 and has not yet determined the impact, if any, on the Company’s consolidated financial statements.

Comprehensive loss, included in stockholders’ investment, was $30,938,000 and $16,931,000 for the third quarter and first nine months of 2001, respectively. Included in the loss for the third quarter and first nine months of 2001 was a loss of approximately $14,682,000 (net of tax benefits of $7,900,000) principally as a result of actuarial losses due to market declines in plan assets of certain of the Company’s employee retirement benefit plans. (See Note F to the Unaudited Financial Statements and the Condensed Consolidated Statement of Stockholders’ Investment, included elsewhere herein.)

Liquidity and Capital Resources

During 2001, the Company improved its liquidity. In June 2001, the Company sold $250,000,000 principal amount of its 9 7/8% Senior Subordinated Notes due 2011 (“9 7/8% Notes”) at a slight discount. Net proceeds from the sale of the 9 7/8% Notes, after deducting underwriting commissions and expenses amounted to approximately $241,800,000. A portion of such proceeds, approximately $215,000,000 was held in escrow and was used to redeem on July 11, 2001, $204,822,000 principal amount of the Company’s 9 7/8% Senior Subordinated Notes due 2004 (the “Redeemed Notes”), and pay approximately $2,900,000 and $7,400,000 of redemption premium and accrued interest, respectively. In September 2001, the Company sold SNE and Peachtree for approximately $45,000,000 and used a portion of the cash proceeds to pay down approximately $20,500,000 of outstanding debt under the Company’s Ply Gem Credit facility. The remaining balance of approximately $53,424,000 due on August 26, 2002, under the Ply Gem Credit facility, has been included as a current liability in current maturities of long-term debt in the Company’s accompanying Unaudited Financial Statements at September 29, 2001. (See Note J and M of the Notes to the Unaudited Financial Statements included elsewhere herein.)

The Company is highly leveraged and expects to continue to be highly leveraged for the foreseeable future. The Company had consolidated debt at September 29, 2001, of approximately $1,056,749,000 consisting of (i) $65,330,000 of short-term borrowings and current maturities of long-term debt, (ii) $52,086,000 of notes, mortgage notes and other indebtedness, (iii) $209,418,000 of the 8 7/8% Senior Notes due 2008 (“8 7/8% Notes”), (iv) $308,258,000 of the 9 1/8% Senior Notes due 2007 (“9 1/8% Notes”), (v) $174,335,000 of the 9 1/4% Senior Notes due 2007 (“9 1/4% Notes”) and (vi) $247,322,000 of the 9 7/8% Senior Subordinated Notes due 2011 (“9 7/8% Notes”).

At September 29, 2001, the Company had consolidated unrestricted cash, cash equivalents and marketable securities of approximately $189,583,000 as compared to approximately $138,971,000 at December 31, 2000. The Company’s debt to equity ratio was approximately 4.0:1 at September 29, 2001 as compared to approximately 3.7:1 at December 31, 2000. The change in the ratio was primarily due to an increase in indebtedness and a decrease in stockholders’investment relating to an increase in comprehensive loss as a result of actuarial losses of certain of the Company’s employee retirement benefit plans and decreases in changes in the currency translation adjustment. (See Note F of the Notes to the Unaudited Financial Statements included elsewhere herein.).

The Company’s ability to pay interest on or to refinance its indebtedness depends on the Company’s future performance, which, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. There can be no assurance that the Company will generate sufficient cash flow from the operation of its subsidiaries or that future financings will be available on acceptable terms or in amounts sufficient to enable the Company to service or refinance its indebtedness, or to make necessary capital expenditures.

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

The Company expects to meet its cash flow requirements through fiscal 2001 from cash generated from operations, existing cash, cash equivalents and marketable securities, and financings, which may include securitization of accounts receivable and mortgage, capital lease or other financings.

Unrestricted cash and cash equivalents decreased from approximately $130,929,000 at December 31, 2000 to approximately $79,462,000 at September 29, 2001. Marketable securities available for sale increased from approximately $8,042,000 at December 31, 2000 to approximately $110,121,000 at September 29, 2001. The Company’s investment in marketable securities at September 29, 2001 consisted of commercial paper. The Company has classified as restricted, in the accompanying unaudited condensed consolidated balance sheet, certain investments and marketable securities that are not fully available for use in its operations. At September 29, 2001, approximately $63,369,000 (of which approximately $7,365,000 is included in current assets) of the Company’s cash, investments and marketable securities are held in pension trusts or have been pledged as collateral for employee retirement benefit plans, insurance and other requirements.

Capital expenditures were approximately $33,364,000 in the first nine months of 2001 compared to approximately $18,557,000 in the first nine months of 2000. Capital expenditures were approximately $38,072,000 (including capital leases of approximately $5,701,000), for the year ended December 31, 2000 and are expected to range between approximately $45,000,000 and $50,000,000 in 2001.

The Company’s Board of Directors has authorized a number of programs to purchase shares of the Company’s Common and Special Common Stock. The most recent of these programs was announced on May 4, 2000, and allows the Company to purchase up to 1,000,000 shares of the Company’s Common and Special Common Stock in open market or negotiated transactions, subject to market conditions, cash availability and provisions of the Company’s outstanding debt instruments. As of November 2, 2001, the Company has purchased approximately 461,000 shares of its Common and Special Common Stock under this program for approximately $9,200,000 and accounted for such share purchases as treasury stock.

At November 2, 2001, approximately $116,200,000 was available for the payment of cash dividends, stock purchases or other restricted payments as defined under the terms of the Company’s most restrictive Indenture. (See Note I of the Notes to the Unaudited Financial Statements included elsewhere herein.)

The Company’s working capital and current ratio decreased from approximately $412,150,000 and 2.2:1, respectively, at December 31, 2000 to approximately $378,634,000 and 2.1:1, respectively, at September 29, 2001. Changes in the components of working capital are impacted by the seasonal nature of demand for the Company’s products. (See Inflation, Trends and General Considerations included elsewhere herein.)

Accounts receivable increased approximately $30,163,000 or approximately 13.4%, between December 31, 2000 and September 29, 2001, while net sales increased approximately $54,700,000 or approximately 12.6% in the third quarter of 2001 as compared to the fourth quarter of 2000. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on September 29, 2001 as compared to December 31, 2000. The Company has not experienced any significant overall adverse changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in 2001.

Inventories increased approximately $413,000 or approximately .2%, between December 31, 2000 and September 29, 2001.

Accounts payable decreased approximately $5,140,000 or approximately 3.8%, between December 31, 2000 and September 29, 2001.

Unrestricted cash and cash equivalents decreased approximately $51,467,000 from December 31, 2000 to September 29, 2001, principally as a result of the following:

Condensed
Consolidated
Cash Flows*

Operating Activities--
Cash flow from operations, net	$88,507,000
Increase in accounts receivable, net	(32,228,000)
Increase in inventories	(21,000)
Increase in prepaids and other current assets	(1,829,000)
Increase in net assets of discontinued operations	(5,503,000)
Decrease in accounts payable	(3,999,000)
Increase in accrued expenses and taxes	11,311,000
Investing Activities---
Net cash received from the sale of discontinued operations	41,250,000
Purchase of marketable securities, net	(102,079,000)
Capital expenditures	(33,364,000)
Increase in restricted cash and investments	(20,272,000)
Financing Activities---
Sale of 9 7/8% Senior Notes due 2011	241,800,000
Redemption of 9 7/8% Senior Notes due 2004	(207,700,000)
Payment of borrowings, net	(27,925,000)
Exercise of stock options	1,093,000
Other, net	(508,000)

$(51,467,000)

(*)Prepared from the Company’s Consolidated Statement of Cash Flows for the nine months ended September 29, 2001. (See Nortek, Inc. and Subsidiaries Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

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

The Company’s investing strategy to manage interest rate exposure, is to invest in short-term, highly liquid investments and marketable securities. Short-term investments primarily consist of money market accounts and corporate commercial paper with original maturities of 90 days or less.

The Company manages its borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities. In addition, the Company has set a substantial portion of its variable rate debt by entering into an interest rate collar transaction to lock in the interest rate between a floor of 5.76% and a cap of 7%.

B. Foreign Currency Risk

The Company’s results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Italian Lira, British Pound and the Canadian Dollar. For the first nine months of 2001, the net impact of foreign currency changes related to transactions was not material to the Company’s financial condition or results of operations. The impact of foreign currency changes related to translation resulted in a decrease in stockholders’ investment of approximately $229,000 in the third quarter of 2001 and a decrease in stockholders’ investment of approximately $3,535,000 in the first nine months of 2001. The Company manages its exposure to foreign currency exchange risk principally by trying to minimize the Company’s net investment in foreign assets through the use of strategic short and long-term borrowings at the foreign subsidiary level. The Company generally does not enter into derivative financial instruments to manage foreign currency exposure. At September 29, 2001 the Company did not have any outstanding foreign currency hedging contracts.

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

The Company generally does not enter into derivative financial instruments to manage commodity-pricing exposure. At September 29, 2001, the Company did not have any outstanding commodity forward contracts.

Forward-Looking Statements

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this discussion and throughout this document, words, such as “intends,” “plans,” “estimates,” “believes,” “anticipates” and “expects” or similar expressions are intended to identify forward-looking statements. These statements are based on the Company’s current plans and expectations and involve risks and uncertainties, over which the Company has no control, that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and operating results to differ include the availability and cost of certain raw materials, (including, among others, steel, copper, packaging materials, plastics resins, glass and aluminum) and purchased components, the level of domestic and foreign construction and remodeling activity affecting residential and commercial markets, interest rates, employment, inflation, currency translation, consumer spending levels, operating in international economies, the rate of sales growth, price, and product and warranty liability claims. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Readers are also urged to carefully review and consider the various disclosures made by the Company, in this document, as well as the Company’s periodic reports on Forms 10-K, 10-Q and 8-K, filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

		10.1	Fourth Amendment dated July 18, 2001 to the Nortek, Inc.
Supplemental Executive Retirement Plan effective as of January
1, 1996 (filed herewith).

	(b)	Reports on Form 8-K.

No reports on Form 8-K were filed during
period.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTEK, INC.
(Registrant)

/s/ Almon C. Hall
Almon C. Hall, Vice President and
Controller and Chief Accounting Officer

November 13, 2001
(Date)