Form 10-K
period 2001-12-31
NORTEK INC
filed 2002-03-15
CIK 72423

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
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

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (401) 751-1600

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 22, 2002 was $268,146,063. (See Item 12.)

The number of shares of Common Stock outstanding as of February 22, 2002 was 10,452,903. The number of shares of Special Common Stock outstanding as of February 22, 2002 was 523,258.

Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for use at its 2002 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

General

The Company is a diversified manufacturer of residential and commercial building products, operating within three principal segments: the Residential Building Products Segment; the Air Conditioning and Heating Products Segment; and the Windows, Doors and Siding Products Segment. Through these segments, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the residential and commercial construction, manufactured housing, and the do-it-yourself (“DIY”) and professional remodeling and renovation markets. As used in this report, the terms “Company“and “Nortek“refer to Nortek, Inc., together with its subsidiaries, unless the context indicates otherwise. Such terms as “Company“and “Nortek“are used for convenience only and are not intended as a precise description of any of the separate corporations, each of which manages its own affairs.

The Company’s performance is dependent to a significant extent upon the levels of residential replacement and remodeling, new residential construction and non-residential construction, which are affected by such factors as interest rates, inflation, seasonality, consumer spending habits and unemployment.

In 2001, the Company sold certain subsidiaries of its wholly-owned subsidiary, Ply Gem Industries, Inc. (“Ply Gem”). The sale of these subsidiaries and their related operating results have been excluded from earnings from continuing operations and are classified as discontinued operations for all periods presented. See Notes 1 and 9 of the Notes to the Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference.

Additional information concerning the Company’s business is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7 of Part II of this report, incorporated herein by reference. Information on foreign and domestic operations is set forth in Note 10 of the Notes to the Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference.

Residential Building Products Segment

The Residential Building Products Segment manufactures and distributes built-in products primarily for the residential new construction, DIY and professional remodeling and renovation markets. The principal products sold by the Segment are kitchen range hoods, built-in exhaust fans (such as bath fans and fan, heater and light combination units), indoor air quality products, bath cabinets, radio intercoms and central vacuum systems. The Segment is the largest supplier in North America of range hoods, bath fans and combination units, indoor air quality products (such as continuous-ventilation systems and energy-recovery ventilators) and one of the leading suppliers in Western Europe, South America and the Middle East of luxury “Eurostyle” range hoods. Products are sold under the Broan®, NuTone®, Nautilus®, Venmar®, vanEE®, and Best® brand names, among others, to distributors and dealers of electrical and lighting products, kitchen and bath dealers, retail home centers and original equipment manufacturers (OEMs). Customers for the Segment’s products include residential and electrical contractors, professional remodelers and do-it-yourself homeowners. Other products sold by this Segment include, among others, door chimes, trash compactors, attic and whole house ventilators, air quality and HEPA filtration systems, ceiling fans, as well as, wireless security products, surround sound speaker systems, multi-room video distribution equipment and infrared control equipment (marketed under the Linear®, Channel Plus®, Open House® and Xantech® brand names). This Segment also manufactures and markets premium, hand crafted cooking ranges and accessories under the La Cornue name. The Company’s sales of kitchen range hoods and exhaust fans accounted for approximately 11.8% and 11.9%, respectively, of the Company’s consolidated net sales in 2001, 11.7% and 11.3%, respectively, of the Company’s consolidated net sales in 2000 and 12.1% and 12.5%, respectively, of the Company’s consolidated net sales in 1999.

A key component of the Segment’s operating strategy is the introduction of new products which capitalize on the strong Broan®, NuTone®, Nautilus®, Venmar®, vanEE®, and Best® brand names and the extensive distribution system of the Segment’s businesses. Products sold under these brand names include the Broan Allure® and Rangemaster® range hoods, Sensaire®, Solitaire® and Solitaire Ultra Silent® fans and fan lights, LoSone Select® fans, Best by Broan® “Eurostyle” luxury range hoods, the Venmar®, Guardian Plus™ Air Systems and vanEE® Super Compact line of indoor air quality systems, NuTone SenSonic™ stereo speakers, Whispaire® range hoods and the Broan 12” wide trash compactor.

With respect to certain product lines, several private label customers account for a substantial portion of net sales. In 2001, approximately 19.9% of the total sales of the Segment was made to private label customers.

Production generally consists of fabrication from coil and sheet steel and formed metal utilizing stamping, pressing and welding methods, assembly with components and subassemblies purchased from outside sources (motors, fan blades, heating elements, wiring harnesses, controlling devices, glass, mirrors, lighting fixtures, lumber, wood and polyethylene components, speakers, grilles and similar electronic components, and compact disc and tape player mechanisms) and painting, finishing and packaging. See the discussion on Raw Materials under General Considerations below.

The Segment offers a broad array of products with various features and styles across a range of price points. The Company believes that the Segment’s variety of product offerings helps the Segment maintain and improve its market position for its principal products. At the same time, the Company believes that the Segment’s status as a low-cost producer, in large part as a result of advanced manufacturing processes, provides the Segment with a competitive advantage.

The Segment’s primary products compete with many domestic and international suppliers in their various markets. The Segment competes with suppliers of competitive products primarily on the basis of quality, distribution, delivery and price. Although the Segment believes it competes favorably among other suppliers of the Segment’s products, certain of these suppliers have greater financial and marketing resources than the Segment.

The Segment had 17 manufacturing plants and employed approximately 3,700 full-time people as of December 31, 2001, 352 of whom are covered by collective bargaining agreements which expire in 2002 and 2003 and 690 of whom are covered by collective bargaining agreements which expire in 2004 and 2005. The Company believes that the Segment’s relationships with its employees are satisfactory.

Air Conditioning and Heating Products Segment

The Air Conditioning and Heating Products Segment manufactures and distributes heating, ventilating and air conditioning systems and products (“HVAC”) for custom-designed commercial applications and for residential, light commercial and manufactured structures.

Commercial Products

The Segment’s commercial products consist of HVAC systems which are custom-designed to meet customer specifications for commercial offices, manufacturing and educational facilities, hospitals, retail stores and governmental buildings. Such systems are primarily designed to operate on building rooftops (including large self-contained walk-in-units) or on individual floors within a building, and range from 40 to 600 tons of cooling capacity. The Segment markets its commercial products under the Governair®, Mammoth®, Temtrol®, Aston, Venmar®, Ventrol®and Webco™brand names.

The market for commercial HVAC equipment is segmented between standard and custom-designed equipment. Standard equipment can be manufactured at a lower cost and therefore offered at substantially lower initial prices than custom-designed equipment. As a result, suppliers of standard equipment generally have a larger share of the overall commercial HVAC market than suppliers of custom-designed equipment, including the Segment. However, because of certain building designs, shapes or other characteristics, the Company believes there are many applications for which custom-designed equipment is required or is more cost effective over the life of the building. Unlike standard equipment, the Segment’s commercial HVAC equipment can be designed to match the exact space, capacity and performance requirements of the customer. The Segment’s packaged rooftop and self-contained walk-in equipment rooms maximize a building’s rentable floor space because they are located outside the building. In addition, factors relating to the manner of construction and timing of installation of commercial HVAC equipment can often favor custom-designed rather than standard systems. As compared with site-built and factory built HVAC systems, the Segment’s systems are factory assembled according to customer specifications and then installed by the customer or third parties, rather than assembled on site, permitting extensive testing prior to shipment. As a result, the Segment’s commercial systems can be installed later in the construction process than site-built systems, thereby saving the owner or developer construction and labor costs. The Segment sells its commercial products primarily to contractors, owners and developers of commercial office buildings, manufacturing and educational facilities, hospitals, retail stores and governmental buildings. The Segment seeks to maintain strong relationships nationwide with design engineers, owners and developers, and the persons who are most likely to value the benefits and long-term cost efficiencies of the Segment’s custom-designed equipment.

The Company estimates that about one-third of the Segment’s commercial sales in 2001 were attributable to replacement and retrofit activity, which typically is less cyclical than new construction activity and generally commands higher margins. The Segment continues to develop product and marketing programs to increase penetration in the growing replacement and retrofit market.

The Segment’s commercial products are marketed through independently-owned manufacturers’ representatives and approximately 235 sales, marketing and engineering professionals as of December 31, 2001. The independent representatives are typically HVAC engineers, a factor which is significant in marketing the Segment’s commercial products because of the design intensive nature of the market segment in which the Segment competes.

The Company believes that the Segment is among the largest suppliers of custom-designed commercial HVAC products in the United States. The Segment’s three largest competitors in the commercial HVAC market are Carrier Corporation, McQuay International (a subsidiary of OYL Corporation), and The Trane Company (a subsidiary of American Standard Inc.). The Segment competes primarily on the basis of engineering support, quality, flexibility in design and construction and total installed system cost. Although the Company believes that the Segment competes favorably with respect to certain of these factors, most of the Segment’s competitors have greater financial and marketing resources than the Segment and enjoy greater brand awareness. However, the Company believes that the Segment’s ability to produce equipment that meets the performance characteristics required by the particular product application provides it with advantages not enjoyed by certain of these competitors.

The Company’s subsidiary Eaton-Williams Group Limited (“Eaton-Williams”) manufactures and markets custom and standard air conditioning and humidification equipment throughout Western Europe under the Vapac®, Cubit®, Qualitair®, Edenaire®, Colman™ and Moducel™ brand names.

Residential Products

The Segment manufactures air conditioners, heat pumps and furnaces for the residential and light commercial markets. For site-built homes and light commercial structures, the Segment markets its products under the licensed names, Frigidaire®, Tappan®, Philco®, Kelvinator®, Gibson®and, beginning in 2002, Westinghouse®. Within the residential market, the Segment is one of the largest suppliers of these products for manufactured homes in the United States and Canada. In the manufactured housing market, the Segment markets its products under the Intertherm®and Miller®brand names.

The principal factors affecting the market for the Segment’s residential HVAC products are the demand for replacement and modernization of existing equipment and the levels of manufactured housing shipments and housing starts. The Company anticipates that the replacement market will continue to expand as a large number of previously installed heating and cooling products become outdated or reach the end of their useful lives. This growth may be accelerated by a tendency among consumers to replace older heating and cooling products with higher efficiency models prior to the end of such equipment’s useful life. The market for residential cooling products, including those sold by the Segment, is affected by spring and summer temperatures. The Segment does not sell window air conditioners, a segment of the market which is highly seasonal and significantly impacted by spring and summer temperatures. The Company believes that the Segment’s ability to offer both heating and cooling products helps offset the effects of seasonality of the Segment’s sales.

The Segment sells its manufactured housing products to builders of manufactured housing and through distributors, to manufactured housing retailers and owners of such housing. The majority of sales to builders of manufactured housing consist of furnaces designed and engineered to meet or exceed certain standards mandated by federal agencies, including HUD. These standards differ in several important respects from the standards for furnaces used in site-built residential homes. The after market channel of distribution includes sales of both new and replacement air conditioning units and heat pumps and replacement furnaces. The Company believes that the Segment has one major competitor in the furnace segment of this market, York International Corporation, which markets its products primarily under the Coleman name. The Segment competes with most major industry manufacturers for the air conditioning segment of the market.

Residential HVAC products for use in site-built homes are sold through independently-owned distributors who sell to HVAC contractors. The site-built residential HVAC market is very competitive. In this market, the Segment competes with, among others, Carrier Corporation, Rheem Manufacturing Company, Lennox Industries, The Trane Company, York International Corporation and Goodman Manufacturing. The Segment competes in both the manufactured housing and site-built markets on the basis of breadth and quality of its product line, distribution, product availability and price. Although the Company believes that the Segment competes favorably with respect to certain of these factors, most of the Segment’s competitors have greater financial and marketing resources than the Segment and enjoy greater brand awareness.

The Company estimates that more than half of the Segment’s sales of residential HVAC products in 2001 were attributable to the replacement market, which tends to be less cyclical than the new construction market.

The Segment had 15 manufacturing plants and employed approximately 3,400 full-time people as of December 31, 2001, 193 of whom are covered by a collective bargaining agreement which expires in 2005. The Company believes that the Segment’s relationships with its employees are satisfactory.

Windows, Doors and Siding Products Segment

The Windows, Doors and Siding Products Segment, principally manufactures and distributes, for use in the residential construction, DIY and professional renovation markets: (i) vinyl siding, skirting, soffit and accessories, (ii) vinyl and composite windows, (iii) vinyl patio and steel entry doors, (iv) vinyl blocks, vents, shutters, sunrooms, fencing, railing and decking and (v) aluminum trim coil, soffit and accessories. The Company’s sales of siding and skirting products accounted for approximately 15.3%, 15.1% and 13.4% of the Company’s consolidated net sales in 2001, 2000 and 1999, respectively. The Segment competes with many other manufacturers in the sale of its products. Several of the Segment’s competitors have greater financial and marketing resources than the Segment.

Windows and Doors

The Segment manufactures and sells wood, clad and vinyl windows and patio doors, steel entry doors, skylights, and sunrooms under the Great Lakes Gold™, PLY GEM™, Uniframe®, Monitor™, Napco®, Napco® Premium, Napco® Prime Series, Thermal-Gard®, CWD™, Ambassador™, Regency™, Diplomat™, Envoy™ and Consul™ brand names. The products are marketed to both the home improvement and new construction markets through wholesale, millwork and specialty distributors, large contractors, home centers and lumber yards.

The Segment differentiates itself from its competition with a multiple brand strategy, multiple channels of distribution, an established distribution network utilizing custom design and manufacturing capabilities and a trained field sales and service support network. The Segment’s ability to offer a broad product line is also important to the Segment’s sales and marketing strategy.

Siding and Exterior Products

The Segment also manufactures vinyl siding, skirting, soffit and accessories, aluminum trim coil, soffit and accessories and vinyl fencing, railing and decking. These products are available in a variety of colors and/or woodgrains. Aluminum trim coil is a product that is used to cover wood products on the exterior areas of a home in which there is no vinyl substitute available. The Segment’s products are used in both remodeling and new construction applications, including manufactured housing and light commercial. Vinyl siding’s share of the overall exterior market continues to grow due to its low maintenance, durability, high performance and ease of installation compared to alternative siding materials (including wood, metal and masonry). The Segment’s products are marketed under the Variform®, Timber Oak®, Varigrain Preferred®, Camden Pointe®, Victoria Harbor®, Duragrain®, Hampton III®, Contractors Choice®, Nostalgia Series®, Varitek®, Varibest®, Pro Guard®, Chateau®, Chateau Legacy®, Chateau Nobility®, Napco®, Monticello®, American Tradition™, American Splendor®, American Herald®, American `76 Collection®, Sunnybrook®, Olde Providence®, Richwood®, Kroy®, Timberlast®and Classic Manor® brand names.

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

The Segment operates 13 manufacturing plants and employed approximately 2,500 full-time people as of December 31, 2001, 326 of whom are covered by collective bargaining agreements which expire in 2003 and 2005. The Company believes that the Segment’s relationships with its employees are satisfactory.

Other Operations

The Company manufactures and distributes preservative and fire retardant treated lumber and plywood products. These products are marketed to cooperative buying groups, lumberyards and independent wholesale distributors for use in mainly commercial applications such as stores, office buildings, hospitals, utility buildings, hotels, recreation facilities and schools, and are also marketed to original equipment manufacturers such as boat manufacturers.

GENERAL CONSIDERATIONS

Employees
The Company employed approximately 9,900 persons at December 31, 2001.

Backlog

Backlog expected to be filled during 2002 was approximately $179,500,000 at December 31, 2001 ($185,400,000 at December 31, 2000). Backlog is not regarded as a significant factor for operations where orders are generally for prompt delivery. While backlog stated for December 31, 2001 is believed to be firm, the possibility of cancellations makes it difficult to assess the firmness of backlog with certainty.

Research and Development

The Company’s research and development activities are principally new product development and represent approximately 1.1%, 1.0% and 1.0% of the Company’s consolidated net sales in 2001, 2000 and 1999, respectively.

Patents and Trademarks

The Company holds numerous design and process patents that it considers important, but no single patent is material to the overall conduct of its business. It is the Company’s policy to obtain and protect patents whenever such action would be beneficial to the Company. The Company owns or licenses numerous trademarks that it considers material to the marketing of its products, including Broan®, NuTone®, Nautilus®, Venmar®, Guardian Plus™ Air Systems, vanEE®, Best®, Variform®, Timber Oak®, Varigrain Preferred®, Camden Pointe®, Victoria Harbor®, Duragrain®, Hampton III®, Contractors Choice®, Nostalgia Series®, Varitek®, Varibest®, Pro Guard®, Chateau®, Chateau Legacy®, Chateau Nobility®, Napco®, Durabuilt®, Monticello®, American Splendor®, American Herald®, American ‘76 Collection®, Sunnybrook®, Olde Providence®, Richwood®, Kroy®, Timberlast®, Classic Manor®, Great Lakes Gold™, PLY GEM™, Uniframe®, Monitor™, Napco® Premium, Napco® Prime Series, Thermal-Gard®, CWD™, Ambassador™, Regency™, Diplomat™, Envoy™, Consul™, Governair®, Mammoth®, Temtrol®, Miller®, Intertherm®, Frigidaire®, Tappan®, Philco®, Kelvinator®, Gibson®, Westinghouse®, Ventrol®, Webco™, Vapac®, Cubit®, Qualitair®, Edenaire®, Linear®, Channel Plus®, and Xantech®. The Company believes that its rights in these trademarks are adequately protected.

Raw Materials

The Company purchases raw materials and most components used in its various manufacturing processes. The principal raw materials purchased by the Company are rolled sheet, formed and galvanized steel, copper, aluminum, plate mirror glass, PVC, polypropylene, glass, vinyl extrusions, particle board, fiberboard, lumber, plywood, various chemicals, paints, resins, and plastics.

The materials, molds and dyes, subassemblies and components purchased from other manufacturers, and other materials and supplies used in manufacturing processes have generally been available from a variety of sources. Whenever practical, the Company establishes multiple sources for the purchase of raw materials and components to achieve competitive pricing, ensure flexibility and protect against supply disruption. In 2001, the Company instituted a Company wide material procurement strategy designed to reduce the purchase price of raw materials and purchased components. During 2001, the Company estimates that it has realized between approximately $4,000,000 and $6,000,000, before implementation costs, of lower cost of sales related to the Company’s material procurement strategy. This strategy is expected to result in approximately $15,000,000 in annualized savings when fully implemented. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7 of Part II of this report, incorporated herein by reference. From time to time increases in raw material costs can affect future supply availability due in part to raw material demands by other industries.

On March 5, 2002, the United States government imposed tariffs and quotas on a wide range of steel imports for a three-year period. Many of the Company’s products are made from steel or contain steel parts. While the Company has certain contracts in place which set the price of steel purchases, not all purchases are covered by contract and the contracts do not extend through the period the quotas and tariffs are imposed. Should price increases result from the imposition of these quotas and tariffs, gross margins, net income and cash flows of the Company could decline.

Working Capital

The carrying of inventories to support customers and to permit prompt delivery of finished goods requires substantial working capital. Substantial working capital is also required to carry receivables. The Company expects increases in working capital levels in the year 2002 as its distribution of HVAC residential site-built products continues to expand in the Air Conditioning and Heating Products Segment. The demand for the Company’s products is seasonal, particularly in the Northeast and Midwest regions of the United States and in Canada where inclement weather during the winter months usually reduces the level of building and remodeling activity in both the home improvement and new construction markets. Many of the businesses in the Company’s Windows, Doors and Siding Products Segment have in the past been more seasonal in nature than the Company’s other businesses. As a result, the demand for working capital of the Company’s subsidiaries is greater from late in the first quarter until early in the fourth quarter. See “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, incorporated herein by reference.

Executive Officers of the Registrant

Name	Age	Position

Richard L. Bready	57	Chairman, President and
		Chief Executive Officer

Almon C. Hall	55	Vice President, Controller and Chief Accounting Officer

Edward J. Cooney	54	Treasurer

Kevin W. Donnelly	47	Vice President, General
		Counsel and Secretary

The Executive Officers have served in the same or substantially similar executive positions with the Company for at least the past five years, except for Edward J. Cooney, who served as Senior Vice President-Chief Financial Officer and Executive Vice President Sales and Marketing at Amtrol Inc. and most recently, Chief Financial Officer at Speidel Inc. prior to joining the Company in August 2001. Executive Officers are elected annually by the Board of Directors of the Company and serve until their successors are chosen and qualified. Mr. Bready has an employment agreement with the Company entered into in 1998 providing for his employment as Chief Executive Officer through January 1, 2003, and that at the end of each year during the term of his employment the agreement will be extended for an additional year until either party gives notice it will not be further extended. The Company’s executive officers include only those officers of the Company who perform policy-making functions for the Company as a whole and have managerial responsibility for major aspects of the Company’s overall operations. A number of other individuals who serve as officers of the Company’s subsidiaries perform policy-making functions and have managerial responsibilities for the subsidiary or division by which they are employed, although not for the Company overall. Certain of these individuals could, depending on earnings of such unit, be more highly compensated than some executive officers of the Company.

On August 22, 2001, Nortek, Inc. announced the appointment of Edward J. Cooney as Treasurer of the Company. Mr. Cooney assumed the position of Treasurer from Richard J. Harris.

ITEM 2. PROPERTIES

Set forth below is a brief description of the location and general character of the principal administrative and manufacturing facilities and other material real properties of the Company, all of which the Company considers to be in satisfactory repair. All properties are owned, except for those indicated by an asterisk, which are leased under operating leases and those with a double asterisk, which are leased under capital leases.

		Approximate
Location	Description	Square Feet

Residential Building Products Segment:
Union, IL	Manufacturing/Warehouse/Administrative	197,000		(1)
Hartford, WI	Manufacturing/Warehouse/Administrative	498,000
Mississauga, ONT, Canada	Manufacturing/Administrative	110,000		(1)
Brea, CA	Warehouse/Administrative	34,000	*
Sylmar, CA	Manufacturing/Administrative	35,000	*
Xiang, Boaon, PRC	Manufacturing	139,000	*
Fabriano, Italy	Manufacturing/Administrative	104,000
Cerreto D’Esi, Italy	Manufacturing/Administrative	140,000
Montefano, Italy	Manufacturing/Administrative	84,000
Cleburne, TX	Manufacturing/Administrative	210,000
Los Angeles, CA	Manufacturing/Administrative	177,000
Drummondville, QUE, Canada	Manufacturing/Administrative	76,000
Cincinnati, OH	Manufacturing	836,000
Saint-Ouen l’Aumone, France	Manufacturing/Administrative	31,000	*

Air Conditioning and Heating Products Segment:
St. Leonard d’Aston, QUE, Canada	Manufacturing/Administrative	95,000	*
O’Fallon, MO	Warehouse/Administrative	70,000	*
St. Peters, MO	Warehouse/Administrative	250,000	*
St. Louis, MO	Manufacturing	214,000
St. Louis, MO	Manufacturing	103,000	*
Boonville, MO	Manufacturing	250,000
Tipton, MO	Manufacturing	50,000
Poplar Bluff, MO	Manufacturing	445,000	**	(1)
Chaska, MN	Manufacturing/Administrative	230,000	*
Oklahoma City, OK	Manufacturing/Administrative	127,000
Okarche, OK	Manufacturing/Administrative	210,000
Saskatoon, Canada	Manufacturing	49,000		(1)
Springfield, MO	Manufacturing	77,000	*
Montreal, QUE, Canada	Manufacturing	122,000	*
Edenbridge, U.K.	Manufacturing	93,000	*
Fenton, Stoke, U.K.	Manufacturing/Administrative	104,000	*

Windows, Doors and Siding Products Segment:
Calgary, Alberta, Canada	Manufacturing/Administrative	301,000
Toledo, OH	Manufacturing/Warehouse/Administrative	301,000		(1)
Kearney, MO	Manufacturing/Administrative	175,000		(1)
Martinsburg, WV	Manufacturing	163,000		(1)
Jasper, TN	Manufacturing	270,000	**	(1)
Butler, PA	Manufacturing	110,000		(1)
York, NE	Manufacturing/Administrative	94,000		(1)
Fair Bluff, NC	Manufacturing/Administrative	200,000		(1)
Sarver, PA	Manufacturing	119,000		(1)
Valencia, PA	Manufacturing	175,000		(1)
Punxsutawney, PA	Manufacturing/Administrative	133,000

Other:
Pine Bluff, AR	Manufacturing	35	Acres
Thomson, GA	Manufacturing	29	Acres
Milford, VA	Manufacturing	45	Acres
Detroit, MI	Manufacturing	10	Acres
Providence, RI	Administrative	23,900	*

(1) These facilities are pledged as security under various subsidiary debt agreements. (See Note 5 of the Notes to the Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference).

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are subject to numerous federal, state and local laws and regulations, including environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company believes that it is in substantial compliance with the material laws and regulations applicable to it. The Company is involved in current, and may become involved in future, remedial actions under federal and state environmental laws and regulations which impose liability on companies to clean up, or contribute to the cost of cleaning up, sites at which their hazardous wastes or materials were disposed of or released. Such claims may relate to properties or business lines acquired by the Company after a release has occurred. In other instances, the Company may be partially liable under law or contract to other parties that have acquired businesses or assets from the Company for past practices relating to hazardous substances management. The Company believes that all such claims asserted against it, or such obligations incurred by it, will not have a material adverse effect upon the Company’s financial condition or results of operations. Expenditures in 2000 and 2001 to evaluate and remediate such sites were not material. However, the Company is presently unable to estimate accurately its ultimate financial exposure in connection with identified or yet to be identified remedial actions due among other reasons to: (i) uncertainties surrounding the nature and application of environmental regulations, (ii) the Company’s lack of information about additional sites to which it may be listed as a potentially responsible party (“PRP”), (iii) the level of clean-up that may be required at specific sites and choices concerning the technologies to be applied in corrective actions and (iv) the time periods over which remediation may occur. Furthermore, since liability for site remediation is joint and several, each PRP is potentially wholly liable for other PRP’s that become insolvent or bankrupt. Thus, the solvency of other PRP’s could directly affect the Company’s ultimate aggregate clean-up costs. In certain circumstances, the Company’s liability for clean-up costs may be covered in whole or in part by insurance or indemnification obligations of third parties.

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

Nortek and its subsidiary MPDC, Inc. (“MPDC”) have been named, among a number of other defendants, in multiple lawsuits involving a commercial airline fatal accident (most of the lawsuits have been consolidated in the U.S. District Court for the Northern District of California, Civil Action No. MDL C 00-1343 CAL). Other defendants include the airline, the aircraft manufacturer and providers of maintenance supplies. The lawsuits allege that Nortek and MPDC manufactured and supplied a component assembly originally installed in the MD-83 aircraft involved in the accident. Nortek denies any involvement in the accident or with any component part of the aircraft and believes it should be dismissed from the lawsuits. MPDC denies any involvement in the design, specification, installation or maintenance of the component assembly. While MPDC did machine component assemblies of the type involved, the work was done to the exact design, material and engineering specifications of the aircraft manufacturer. To the Company’s knowledge, the investigation to date by the National Transportation Safety Board has not identified any deficiency in the manufacture of the component assembly. Although there can be no assurance, the Company believes that its liability, if any, with respect to this litigation will not have a material adverse effect on its financial position or results of operations based upon information available to date and aircraft products liability insurance coverage.

In addition to the legal matters described above, the Company and its subsidiaries are named as defendants in a number of legal proceedings, including a number of product liability lawsuits, incident to the conduct of their businesses.

The Company does not expect that any of the above described proceedings will have a material adverse effect, either individually or in the aggregate, on the Company’s financial position, results of operations, liquidity or competitive position. (See Note 8 of the Notes to the Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference.)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Stockholders of record of Nortek Common and Special Common Stock at February 22, 2002, numbered 2,355 and 1,998, respectively. There were no dividends declared on the Common and Special Common Stock in 2001 or 2000. The high and low sales prices of Nortek’s Common Stock traded on the New York Stock Exchange in each quarter of 2001 and 2000 were:

2001
Quarter	High	Low
First	$30.50	$22.13
Second	31.83	26.18
Third	34.20	20.30
Fourth	27.90	19.80

2000
Quarter	High	Low
First	$28.81	$19.69
Second	25.44	18.25
Third	22.00	17.06
Fourth	26.00	14.50

See Note 6 of the Notes to the Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference.

ITEM 6. CONSOLIDATED SELECTED FINANCIAL DATA

	For the Five Years Ended December 31,
	2001		2000		1999		1998		1997
	(In millions except ratios and per share amounts)

Consolidated Summary of
Operations:
Net sales		$1,855.5	$1,853.1		$1,671.5		$1,482.5		$1,034.1
Operating earnings		157.2	165.6		184.7		141.3		85.9
Gain on Businesses sold	--		--		--		4.0		--
Earnings from continuing operations		34.5	41.7		53.3		39.3		28.3
Loss from discontinued operations		(22.9)	(0.1)		(4.0)		(4.1)		(7.1)
Extraordinary loss from debt retirements		(3.6)	--		--		(0.2)		--
Net earnings		8.0	41.6		49.3		35.0		21.2

Financial Position:
Unrestricted cash, investments and
marketable securities		$255.8	$139.0		$111.6		$206.5		$161.1
Working capital		376.2	409.6		377.6		366.8		376.7
Total assets		1,829.9	1,836.8		1,791.4		1,685.8		1,319.5
Total debt--
Current		64.5	21.4		14.0		17.7		17.7
Long-term		990.8	1,020.3		1,023.6		1,007.1		835.8
Current ratio	2.0	:1	2.2	:1	2.1	:1	2.1	:1	2.3	:1
Debt to equity ratio	3.9	:1	3.7	:1	4.0	:1	4.7	:1	6.7	:1
Depreciation and amortization expense
including non-cash interest		65.3	58.4		54.9		42.5		26.6
Amortization of goodwill included in
depreciation and amortization expense		16.4	16.5		15.6		12.4		4.4
Capital expenditures		42.1	38.1		39.2		39.6		20.9
Stockholders’ investment		271.3	282.2		259.8		217.6		128.1
Common and Special Common
shares outstanding		11.0	10.9		11.5		11.7		9.5

Per Share:
Earnings from
continuing operations
Basic		$3.15	$3.72		$4.53		$3.60		$2.95
Diluted		$3.09	$3.71		$4.44		$3.54		$2.87
Net earnings
Basic		$.73	$3.71		$4.19		$3.20		$2.21
Diluted		$.72	$3.70		$4.11		$3.15		$2.15

Stockholders’ investment		$24.72	$25.86		$22.60		$18.59		$13.48

See the Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere herein, regarding the effect on operating results of acquisitions, discontinued operations and other matters. There have not been any cash dividends declared or paid on the Company’s Common or Special Common Stock during the past five years.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a diversified manufacturer of residential and commercial building products, operating within three principal segments: the Residential Building Products Segment, the Air Conditioning and Heating Products Segment and the Windows, Doors and Siding Products Segment. In the results of operations presented below, Other includes corporate related items, results of insignificant operations and certain income and expense not allocable to reportable segments. Through its principal segments, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the residential and commercial construction, manufactured housing, DIY and professional remodeling and renovation markets.

In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”(“SFAS No. 144”). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets. The Company adopted SFAS No. 144 in the third quarter of 2001 and applied this accounting standard as of the beginning of the year. Adoption of this standard resulted in the accounting for the loss on the sale of Peachtree Windows and Doors, Inc (“Peachtree”) and SNE Enterprises, Inc. (“SNE”), subsidiaries of the Company’s Ply Gem Industries, Inc. subsidiary (“Ply Gem”) and their related operating results as discontinued operations. Accordingly the results of Peachtree and SNE have been excluded from earnings from continuing operations and classified separately as discontinued operations for all periods presented. (See Notes 1 and 9 of the Notes to the Consolidated Financial Statements included elsewhere herein).

The Residential Building Products Segment manufactures and distributes built-in products primarily for the residential new construction, DIY and professional remodeling and renovation markets. The principal products sold by the segment include, kitchen range hoods, built-in exhaust fans (such as bath fans and fan, heater and light combination units) and indoor air quality products. The Air Conditioning and Heating Products Segment manufactures and sells heating, ventilating, and air conditioning systems (“HVAC”) for custom-designed commercial applications and for residential, light commercial and manufactured structures. The Windows, Doors and Siding Products Segment, principally manufactures and distributes: (i) vinyl siding, skirting, soffit and accessories, (ii) vinyl and composite windows, (iii) vinyl patio and entry doors, (iv) vinyl blocks, vents, shutters, sunrooms, fencing, railing and decking and (v) aluminum trim coil, soffit and accessories for use in the residential construction, DIY and professional renovation markets.

On June 15, 2001, the Company acquired Senior Air Systems (“SAS”) from a wholly-owned subsidiary of Senior Plc. The acquired company is located in Stoke-on-Trent, England, and manufactures and sells air conditioning equipment and is in the process of being integrated into the operations of Eaton-Williams Holdings Limited (“Eaton-Williams”). The Company acquired Eaton-Williams on July 3, 2000 and Webco, Inc. (“Webco”) on March 8, 1999. On April 23, 1999, the Company acquired three businesses from Caradon plc of the United Kingdom: Peachtree Windows and Doors, Thermal-Gard and CWD Windows and Doors (the “Caradon Acquired Companies”). Other 1999 acquisitions included Multiplex Technologies, Inc. (“Multiplex”) on May 28, 1999, Kroy Building Products, Inc. (“Kroy”) on September 9, 1999 and Xantech Corporation (“Xantech”) on December 3, 1999. These acquisitions have been accounted for under the purchase method of accounting. Accordingly, the results of SAS, Eaton-Williams, Webco, the Caradon Acquired Companies, Multiplex, Kroy and Xantech are included in the Company’s consolidated results since the date of their acquisition. (See “Liquidity and Capital Resources” and Note 2 of the Notes to the Consolidated Financial Statements included elsewhere herein).

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. See the Notes to the Consolidated Financial Statements included elsewhere herein. Certain of the Company’s accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company periodically evaluates the judgments and estimates used for its critical accounting policies to ensure that such judgments and estimates are reasonable for its interim and year-end reporting requirements. These judgments and estimates are based on the Company’s historical experience, current trends and information available from other sources, as appropriate. If different conditions result from those assumptions used in the Company’s judgments, the results could be materially different from the Company’s estimates. The Company’s critical accounting policies include:

Revenue Recognition and Related Expenses

The Company primarily recognizes sales based upon shipment of products to its customers and has procedures in place at each of its subsidiaries to ensure that an accurate cut-off is obtained for each reporting period.

Allowances for cash discounts, volume rebates, cooperative advertising programs and gross customer returns, among others, are recorded as a reduction of sales at the time of sale based upon the estimated future outcome. Cash discounts, volume rebates and advertising programs are based upon certain percentages agreed to with the Company’s various customers, which are typically earned by the customer over an annual period. The Company records periodic estimates for these amounts based upon the historical results to date, estimated future results through the end of the contract period and the contractual provisions of the customer agreements. For calendar year customer agreements, the Company is able to adjust its periodic estimates to actual amounts as of December 31 each year based upon the contractual provisions of the customer agreements. For those customers who have agreements that are not on a calendar year cycle, the Company records estimates at December 31 consistent with the above described methodology. As a result, at the end of any given reporting period, the amounts recorded for these allowances are based upon estimates of the likely outcome of future sales with the applicable customers and may require adjustment in the future if the actual outcome differs. The Company believes that its procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to the actual amounts.

Customer returns are recorded on an actual basis throughout the year and also include an estimate at the end of each reporting period for future customer returns related to sales recorded prior to the end of the period. The Company generally estimates customer returns based upon the time lag that historically occurs between the date of the sale and the date of the return while also factoring in any new business conditions that might impact the historical analysis such as new product introduction. The Company believes that its procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to the actual amounts.

Provisions for the estimated costs for future product warranty claims and bad debts are recorded in cost of sales and selling, general and administrative expense, respectively, at the time a sale is recorded. The amounts recorded are generally based upon historically derived percentages while also factoring in any new business conditions that might impact the historical analysis such as new product introduction for warranty and bankruptcies of particular customers for bad debts. The Company also periodically evaluates the adequacy of its reserves for warranty and bad debts recorded in its consolidated balance sheet as a further test to ensure the adequacy of the recorded provisions. Warranty claims can extend far into the future and bad debt analysis often involves subjective analysis of a particular customer’s ability to pay. As a result, significant judgment is required by the Company in determining the appropriate amounts to record and such judgments may prove to be incorrect in the future. The Company believes that its procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to the actual amounts.

Inventory Valuation

The Company values inventories at the lower of cost or market with approximately 51% valued using the last-in, first-out (LIFO) method and the remainder valued using the first-in, first-out (FIFO) method. In connection with both LIFO and FIFO inventories, the Company will record provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold. The Company believes that its procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to the actual amounts.

Prepaid Income Tax Assets and Deferred Tax Liabilities

The Company accounts for income taxes using the liability method in accordance with SFAS No. 109 “Accounting for Income Taxes” (“SFAS No. 109”), which requires that the deferred tax consequences of temporary differences between the amounts recorded in the Company’s Consolidated Financial Statements and the amounts included in the Company’s federal and state income tax returns be recognized in the balance sheet. As the Company generally does not file their income tax returns until well after the closing process for the December 31 financial statements is complete, the amounts recorded at December 31 reflect estimates of what the final amounts will be when the actual income tax returns are filed for that fiscal year. In addition, estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states that the Company and its subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future. The Company requires each of its subsidiaries to submit year-end tax information packages as part of the year-end financial statement closing process so that the information used to estimate the deferred tax accounts at December 31 is reasonably consistent with the amounts expected to be included in the filed tax returns. SFAS No. 109 requires balance sheet classification of current and long-term deferred income tax assets and liabilities based upon the classification of the underlying asset or liability that gives rise to a temporary difference. As such, Nortek has historically had prepaid income tax assets due principally to the unfavorable tax consequences of recording expenses for required book reserves for such things as, among others, bad debts, inventory valuation, insurance, product liability and warranty that cannot be deducted for income tax purposes until such expenses are actually paid. The Company believes that the amounts recorded as prepaid income tax assets will be recoverable either through future taxable income generated by the Company or by the fact that the Company has deferred tax liabilities that exceed the amount of the prepaid income tax assets although there can be no absolute assurance that all recognized prepaid income tax assets will be fully recovered. The Company believes the procedures and estimates used in its accounting for income taxes are reasonable and in accordance with established tax law. The income tax estimates used have historically not resulted in material adjustments to income tax expense in subsequent periods when the estimates are adjusted to the actual filed tax return amounts, although there may be reclassifications between the current and long-term portion of the deferred tax accounts.

Goodwill

Through December 31, 2001, the Company accounted for goodwill in accordance with APB 16 “Business Combinations”(“APB 16”) for acquisitions and SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”(“SFAS No. 121”) for the periodic evaluation of goodwill impairment. Purchase accounting required by APB 16 involved judgment with respect to the valuation of the acquired assets and liabilities in order to determine the final amount of goodwill. For significant acquisitions, the Company would use third party appraisers to value items such as property, plant and equipment and acquired intangibles and third party actuarial consultants to determine the value of assets and liabilities associated with pension and post retirement benefit plans. The Company believes that the estimates that it has used to record prior acquisitions were reasonable and in accordance with APB 16.

The Company performs an annual evaluation for the impairment of Long-Lived Assets, including goodwill, based on expectations of non-discounted future cash flows compared to the carrying value of the subsidiary. The Company’s cash flow estimates are based upon historical cash flows, as well as future projected cash flows received from subsidiary management in connection with the annual Company wide planning process, and include a terminal valuation for the applicable subsidiary based upon a multiple of earnings before interest expense, net, depreciation and amortization expense and income taxes (“EBITDA”). The Company estimates the EBITDA multiple by reviewing comparable company information and other industry data and, where applicable, consultation with investment bankers. The Company believes that its procedures for estimating gross future cash flows, including the terminal valuation, are reasonable and consistent with current market conditions. The Company historically has not had any material impairment adjustments.

Subsequent to December 31, 2001, the Company will account for acquired goodwill and goodwill impairment in accordance with the new standards outlined later in this section and Note 1 of the Notes to the Consolidated Financial Statements. These new pronouncements will also require considerable judgment and may require that the Company use third parties to provide pertinent information to assist in the Company’s evaluation of any future goodwill impairment.

Pensions and Post Retirement Health Benefits

The Company’s accounting for pension and post retirement health benefit liabilities requires the estimating of such items as the long-term average return on plan assets, the discount rate, the rate of compensation increase and the assumed medical cost inflation rate. Such estimates require a significant amount of judgment. As a result, the Company utilizes the expertise of third party actuarial consultants to perform the calculations of the amounts for pension and post retirement health benefit assets, liabilities, expense and other comprehensive income (loss) required to be recorded in the Company’s Consolidated Financial Statements as of December 31 in accordance with generally accepted accounting principles currently in effect in the United States. As evidenced during 2001, items such as stock market declines, changes in interest rates and plan amendments can have a significant impact on the assumptions used and therefore on the ultimate final actuarial determinations for a particular year. As a result, the Company carefully reviews current market conditions in consultation with its actuarial consultants to determine the appropriate assumptions to use for the fiscal year. The Company believes the procedures and estimates used in its accounting for pensions and post retirement health benefits are reasonable and consistent with acceptable actuarial practices. In certain years, such as 2001, revisions to actuarial assumptions caused by adverse financial market conditions have resulted in significant increases to pension and post-retirement liabilities and other comprehensive loss from amounts recognized in prior years.

Insurance Liabilities

The Company records insurance liabilities and related expenses for health, workers compensation, product and general liability losses and other insurance reserves and expenses in accordance with either the contractual terms of its policies or, if self-insured, the total liabilities that are estimable and probable as of the reporting date. Insurance liabilities are recorded as current liabilities to the extent they are expected to be paid in the succeeding year with the remaining requirements classified as long-term liabilities. The accounting for self-insured plans requires that significant judgments and estimates be made both with respect to the future liabilities to be paid for known claims and incurred but not reported claims as of the reporting date. The Company relies heavily on historical trends and, in certain cases, the advice and calculations of third party actuarial consultants when determining the appropriate insurance reserves to record for a substantial portion of its workers compensation and general and product liability losses. In certain cases where partial insurance coverage exists, the Company must estimate the portion of the liability that will be covered by existing insurance policies to arrive at the net expected liability to the Company. The Company believes that its procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimated amounts are adjusted to the actual insurance claims paid.

Contingencies

The Company is subject to contingencies, including legal proceedings and claims arising out of its businesses that cover a wide range of matters, including, among others, environmental matters, contract and employment claims, workmen’s compensation claims, product liability, warranty and modification, adjustment or replacement of component parts of units sold, which may include product recalls. Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned.

The Company provides accruals for direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Costs accrued have been estimated based on consultation with legal counsel and other experts and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies and outcomes.

While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, the Company believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on the consolidated financial position or results of operations of the Company. It is possible, however, that future results of operations for any particular future period could be materially affected by changes in our assumptions or strategies related to these contingencies or changes out of the Company’s control.

Results of Operations

The tables that follow present the net sales from continuing operations, operating earnings from continuing operations and depreciation and amortization expense from continuing operations for the Company’s principal segments for each of the three years in the period ended December 31, 2001, the dollar amount and percentage change of such results as compared to the prior year and the percentage to net sales of operating earnings and depreciation and amortization expense for the three years ended December 31, 2001:

				Net Change
	Year-ended December 31,			2001 to 2000			2000 to 1999
	2001	2000	1999	$	%		$	%
	(Dollar amounts in millions)

Net Sales:
Residential Building Products	$660.0	$667.4	$639.9	$(7.4)	(1	.1)%	$27.5	4.3%
Air Conditioning and Heating Products	633.8	630.1	540.3	3.7	0.6		89.8	16.6
Windows, Doors and Siding Products	493.5	484.6	415.3	8.9	1.8		69.3	16.7
Other	68.2	71.0	76.0	(2.8)	(3.9)		(5.0)	(6.6)

	$1,855.5	$1,853.1	$1,671.5	$2.4	0.1%		$181.6	10.9%

Operating Earnings:
Residential Building Products	$91.0	$90.9	$94.7	$0.1	0.1%		$(3.8)	(4	.0)%
Air Conditioning and Heating Products	51.0	74.8	67.0	(23.8)	(31.8)		7.8	11.6
Windows, Doors and Siding Products	41.9	23.9	43.4	18.0	75.3		(19.5)	(44.9)
Other	(26.7)	(24.0)	(20.4)	(2.7)	(11.3)		(3.6)	(17.6)

	$157.2	$165.6	$184.7	$(8.4)	(5	.1)%	$(19.1)	(10	.3)%

Depreciation and Amortization Expense:
Residential Building Products	$22.9	$20.3	$20.6	$2.6	12.8%		$(0.3)	(1	.5)%
Air Conditioning and Heating Products	13.8	12.2	10.6	1.6	13.1		1.6	15.1
Windows, Doors and Siding Products	21.8	20.8	18.3	1.0	4.8		2.5	13.7
Other	1.4	1.4	1.7	--	--		(0.3)	(17.6)

	$59.9	$54.7	$51.2	$5.2	9.5%		$3.5	6.8%

Operating Earnings Margin:
Residential Building Products	13.8%	13.6%	14.8%
Air Conditioning and Heating Products	8.0	11.9	12.4
Windows, Doors and Siding Products	8.5	4.9	10.5

Consolidated	8.5%	8.9%	11.0%

Depreciation and Amortization
Expense as a % of Net Sales:
Residential Building Products	3.5%	3.0%	3.2%
Air Conditioning and Heating Products	2.2	1.9	2.0
Windows, Doors and Siding Products	4.4	4.3	4.4
Other	2.1	2.0	2.2

Consolidated	3.2%	3.0%	3.1%

The tables that follow set forth, for each of the three years in the period ended December 31, 2001, (a) certain consolidated operating results, (b) the percentage change of such results as compared to the prior year, (c) the percentage which such results bear to net sales and (d) the change of such percentages as compared to the prior year:

	Year-ended December 31,			Percentage Change
	2001	2000	1999	2001 to 2000		2000 to 1999
	(Dollar amounts in millions)

Net sales	$1,855.5	$1,853.1	$1,671.5	0.1%		10.9%
Cost of products sold	1,364.4	1,381.1	1,212.8	1.2		(13.9)
Selling, general and administrative expense	311.2	283.9	253.8	(9.6)		(11.9)
Amortization of goodwill and intangible assets	22.7	22.5	20.2	(0.9)		(11.4)
Operating earnings	157.2	165.6	184.7	(5.1)		(10.3)
Interest expense	(101.9)	(97.4)	(96.5)	(4.6)		(0.9)
Investment income	10.7	7.6	8.0	40.8		(5.0)
Earnings from continuing operations
before provision for income taxes	66.0	75.8	96.2	(12.9)		(21.2)
Provision for income taxes	31.5	34.1	42.9	7.6		20.5
Earnings from continuing operations	34.5	41.7	53.3	(17.3)		(21.8)
Loss from discontinued operations	(22.9)	(0.1)	(4.0)	--		97.5
Extraordinary loss from debt retirement	(3.6)	--	--	--		--
Net earnings	$8.0	$41.6	$49.3	(80	.8)%	(15	.6)%

	Percentage of Net Sales
	Year-ended December 31,			Percentage Change
	2001	2000	1999	2001 to 2000		2000 to 1999

Net sales	100.0%	100.0%	100.0%	---%		---%
Cost of products sold	73.5	74.6	72.6	1.1		(2.0)
Selling, general and administrative expense	16.8	15.3	15.2	(1.5)		(0.1)
Amortization of goodwill and intangible assets	1.2	1.2	1.2	--		--
Operating earnings	8.5	8.9	11.0	(0.4)		(2.1)
Interest expense	(5.5)	(5.2)	(5.8)	(0.3)		0.6
Investment income	0.6	0.4	0.5	0.2		(0.1)
Earnings from continuing operations before
provision for income taxes	3.6	4.1	5.7	(0.5)		(1.6)
Provision for income taxes	1.7	1.8	2.5	0.1		0.7
Earnings from continuing operations	1.9	2.3	3.2	(0.4)		(0.9)
Loss from discontinued operations	(1.3)	(0.1)	(0.2)	(1.2)		0.1
Extraordinary loss from debt retirements	(0.2)	--	--	(0.2)		--
Net earnings	0.4%	2.2%	3.0%	(1	.8)%	(0	.8)%

Year-ended December 31, 2001 as Compared to the Year-ended December 31, 2000

Consolidated net sales increased approximately $2,400,000 or approximately 0.1% for 2001 as compared to 2000 (and increased approximately $11,000,000 or approximately 0.6 % excluding the effect of changes in foreign currency exchange rates). The acquisition on July 3, 2000 of Eaton-Williams in the Air Conditioning and Heating Products Segment contributed approximately $24,100,000 to net sales in the first half of 2001 as compared to 2000. Excluding the effect of this acquisition and the effect of changes in foreign currency exchange rates, consolidated net sales decreased approximately $13,100,000 or approximately 0.7% for 2001 as compared to 2000 and is summarized by segment as follows:

	Increase (decrease)
	Amount	%

Residential Building Products	$(1,800,000)	(0	.3)%
Air Conditioning and Heating Products	(18,900,000)	(3.0)
Windows, Doors and Siding Products	10,400,000	2.1
Other	(2,800,000)	(3.9)

	$(13,100,000)	(0	.7)%

Overall, sales levels in 2001 were adversely affected by the general economic slowdown in the United States, a prolonged period of cold and wet weather which hampered building and remodeling activity in the first quarter of 2001, cooler than normal weather in the North American market during the late spring and prime summer selling months which reduced demand for residential air conditioning products and the general slowdown in the manufactured housing market. For the years ended December 31, 2001 and 2000, the Company’s net sales to customers serving the manufactured housing market, principally consisting of air conditioners, furnaces, vinyl siding and skirting products, constituted approximately 9.4% and 11.9%, respectively, of the Company’s consolidated net sales. The worldwide slowdown in expenditures for telecommunications infrastructure equipment and the tragic events that occurred on September 11, 2001 caused a slowdown of incoming orders and order releases primarily for commercial products in the Company’s Air Conditioning and Heating Products Segment. The decrease in net sales in the Air Conditioning and Heating Products Segment, was principally as a result of the general economic slowdown, a continued decline in sales to customers serving the manufactured housing industry, in line with the overall softness experienced in this industry and cooler than normal weather in the North American market during the late spring and prime summer selling months for residential air conditioning products, particularly in the second half of 2001. The decrease in net sales in this Segment was partially offset by increased sales volume of commercial products sold by this segment’s Canadian operations. The increase in net sales in the Windows, Doors and Siding Products Segment was principally due to higher sales prices of siding and related products and increased sales prices of certain window product lines, partially offset by lower sales volume of siding products. If development in the trend of net sales that occurred in December 2001 and January and February 2002 continues, the Company expects that net sales and earnings in the first quarter of 2002 should be equal to or up slightly from 2001 on a comparable basis. If this trend in net sales continues during the remainder of 2002, the Company believes the potential exists for incremental shipments and expects that net sales and earnings for the full year 2002 would be up slightly over 2001. If economic conditions fail to improve, or deteriorate, these results may not be achieved.

Cost of products sold, as a percentage of net sales, decreased from approximately 74.6% in 2000 to approximately 73.5% in 2001. The effect of the acquisition of Eaton-Williams, which has a higher cost of products sold as a percentage of net sales than the overall group of businesses owned prior to the acquisition, was to increase the consolidated percentage of cost of products sold as a percentage of net sales for 2001. Included in cost of products sold was approximately $3,000,000 of costs incurred in the start-up of a residential HVAC manufacturing facility and a vinyl fence and decking facility. Excluding the effect of the Eaton-Williams acquisition, the effect of changes in foreign currency exchange rates and the costs incurred in the start-up of facilities, cost of products sold as a percentage of net sales decreased from approximately 74.6% in 2000 to approximately 73.2% in 2001. This decrease in the percentages in 2001 principally resulted from reductions realized in the cost of certain purchased materials, particularly PVC resin, aluminum and steel, in part due to declining prices and the effect of lower costs from cost reduction measures implemented in late 2000 and early 2001. In addition, improved sales prices of siding and related products, increased sales prices of certain window product lines in the Windows, Doors and Siding Products Segment, and to a lesser extent, lower manufacturing costs in the Residential Building Products Segment were also a factor. The effect of higher cost levels of commercial HVAC products and lower sales volume of residential products to customers serving both the manufactured and site-built housing markets without a proportionate decrease in costs in the Air Conditioning and Heating Products Segment partially offset the effect of these cost reductions. In 2001 the Company estimates that it has realized between approximately $4,000,000 and $6,000,000, before implementation costs, of lower cost of sales related to the Company’s material procurement strategy as discussed in the next paragraph. This strategy is expected to result in approximately $15,000,000 in annualized savings when fully implemented. Had all year-end inventory values been stated on a FIFO basis, year-end inventory would have been approximately $1,792,000 higher in 2001, $2,209,000 higher in 2000 and $1,939,000 higher in 1999. Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, material costs and changes in productivity levels.

Selling, general and administrative expense as a percentage of net sales, increased from approximately 15.3% in 2000 to approximately 16.8% in 2001. The effect of the acquisition of Eaton-Williams, which has a higher level of selling, general and administrative expense as a percentage of net sales than the overall group of businesses owned prior to the acquisition, contributed slightly to the increase in the consolidated percentages of selling, general and administrative expense to net sales. Selling, general and administrative expense in 2001 was reduced by approximately $3,200,000 related to a non-taxable gain from net death benefit insurance proceeds related to life insurance maintained on former managers recorded in the first half of 2001. Selling, general and administrative expense also included approximately $6,300,000 in 2001 of consulting fees and expenses related to the Company’s material procurement strategy. Selling, general and administrative expense in 2000 was reduced by approximately $1,700,000 from the gain on the sale of land recorded in the first half of 2000. Excluding the effect of the Eaton-Williams acquisition, the net life insurance proceeds, expenses related to the Company’s material procurement strategy, the gain on the sale of land in 2000 and the effect of changes in foreign currency exchange rates, selling, general and administrative expense increased from approximately $285,600,000 or 15.4% as a percentage of net sales in 2000 to approximately $305,500,000 or 16.6% in 2001. This increase in the percentages is principally as a result of lower sales volume of siding and related products in the Windows, Doors and Siding Products Segment and lower sales volume of residential products to customers serving both the manufactured and site-built housing markets in the Air Conditioning and Heating Products Segment without a proportionate decrease in expense in both segments. In addition higher expense levels of commercial products in the Air Conditioning and Heating Products Segment were also a factor.

Amortization of goodwill and intangible assets, as a percentage of net sales, remained unchanged at approximately 1.2% in 2000 and 2001. Effective January 1, 2002, goodwill will no longer be amortized in accordance with the adoption of SFAS No. 142 (see below).

Consolidated operating earnings decreased approximately $8,400,000 from approximately $165,600,000 in 2000 to approximately $157,200,000 in 2001 as a result of the factors discussed above. The acquisition of Eaton-Williams on July 3, 2000 contributed approximately $1,000,000 for 2001 to the decrease in operating earnings in the Air Conditioning and Heating Products Segment.

Consolidated operating earnings have been reduced by depreciation and amortization expense (other than amortization of deferred debt expense and debt discount) of approximately $59,900,000 and $54,700,000 for 2001 and 2000, respectively.

Excluding the effect of (a) the approximate $6,300,000 of consulting fees and expenses incurred in 2001, (b) the approximate $3,200,000 non-taxable gain from net death benefit insurance proceeds in 2001, (c) approximately $700,000 of lower operating earnings from the effect of changes in foreign currency exchange rates, (d) the effect of the Eaton-Williams acquisition and (e) the approximate $1,700,000 gain on sale of land in 2000 (as noted above), operating earnings decreased approximately $1,900,000 from approximately $163,900,000 in 2000 to $162,000,000 in 2001 and is summarized below:

	Increase (decrease)
	Amount	%

Residential Building Products	$3,200,000	3.5%
Air Conditioning and Heating Products	(19,800,000)	(26.5)
Windows, Doors and Siding Products	18,700,000	78.3
Other	(4,000,000)	(16.7)

	$(1,900,000)	(1	.1)%

The decrease in operating earnings in the Air Conditioning and Heating Products Segment was principally due to a decline in the sales level of residential products sold to customers serving (a) the manufactured housing market and, to a lesser extent, the site-built housing market, (b) higher cost levels of certain commercial products and (c) costs incurred in the start up of a residential HVAC manufacturing facility as noted above. The slowdown in the manufactured housing industry adversely effected this Segment’s operating earnings during 2001 as compared to 2000. The increase in operating earnings in the Windows, Doors and Siding Products Segment in 2001 was principally due to an increase in earnings from siding and related products which benefited from reduced material costs as a result of price and cost improvements as compared to 2001. Increased sales prices from siding and window products were also a factor in the improvement in this Segment’s operating earnings.

Operating earnings of foreign operations, consisting primarily of the results of operations of the Company’s Canadian and European subsidiaries, were approximately 6.7% and 7.0% of operating earnings (before corporate overhead) in 2001 and 2000, respectively. Sales and earnings derived from international markets are subject to the risks of currency fluctuations.

Interest expense in 2001 increased approximately $4,500,000 or approximately 4.6% as compared to 2000. Duplicative interest expense of approximately $1,750,000 was incurred in 2001 in connection with the refinancing of the Company’s 9 7/8% Senior Subordinated Notes due 2004 since the redemption occurred subsequent to the financing (see Note 5 of the Notes to the Consolidated Financial Statements included elsewhere herein). The adoption of SFAS No. 133 in the first quarter of 2001 resulted in a non-cash increase in interest expense of approximately $1,200,000 in 2001 as compared to 2000 (see Notes 1 and 5 of the Notes to the Consolidated Financial Statements included elsewhere herein). Higher average borrowings during 2001 also contributed to the increase in interest expense.

Investment income increased approximately $3,100,000 or approximately 40.8% in 2001, as compared to 2000, primarily as a result of (a) approximately $1,700,000 of interest income resulting from the favorable abatement of state income taxes in 2001, (b) additional interest income of approximately $500,000 in 2001, earned on the funds from the financing held in escrow for the subsequent redemption of the 9 7/8% Senior Subordinated Notes due 2004 and (c) higher average invested balances, partially offset by lower investment income rates.

The provision for income taxes from continuing operations for 2001 was approximately $31,500,000, as compared to approximately $34,100,000 for 2000. The income tax rates differed from the United States Federal statutory rate of 35% principally as a result of non-deductible amortization expense (for tax purposes), non-taxable gain on life insurance policies (for tax purposes), state income tax provisions and the effect of foreign income tax on foreign source income. The Company expects that its effective income tax rate will approximate 40% in 2002 as a result of the implementation of SFAS No. 142, since beginning January 1, 2002, goodwill and intangible assets determined to have an indefinite life will no longer be amortized (non-deductible for tax purposes).

The loss from discontinued operations was approximately $22,900,000 for 2001 as compared to a loss of approximately $100,000 for 2000. The loss in 2001 included an after tax loss on the sale of discontinued operations of approximately $20,000,000, net of tax benefits of approximately $14,000,000. The table that follows presents a summary of the operating results of discontinued operations for 2001 and 2000. (See Notes 1 and 9 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

	Year-ended
	Dec. 31,	Dec. 31,
	2001	2000
	(Amounts in thousands)

Net sales	$225,600	$341,800

Loss before income tax benefit	(4,400)	(200)
Income tax benefit	(1,500)	(100)

Loss from discontinued operations	(2,900)	(100)
Loss on sale of discontinued operations,
net of income tax benefits of $14,000,000	(20,000)	--

Loss from discontinued operations	$(22,900)	$(100)

Depreciation and amortization expense	$3,529	$5,086

On July 11, 2001, the Company redeemed $204,822,000 principal amount of the Company’s 9 7/8% Senior Subordinated Notes due 2004, plus an approximate $2,900,000 redemption premium thereon. As a result of this redemption, the Company recorded an extraordinary loss of approximately $5,500,000 ($.32 per share, net of tax) in the third quarter of 2001. (See Note 5 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 applies to goodwill and intangible assets acquired after June 30, 2001, as well as previously acquired goodwill and intangible assets. Under SFAS No. 142, goodwill, as well as certain other intangible assets, determined to have an indefinite life, will no longer be amortized. Instead, these assets will be reviewed for impairment on a periodic basis. SFAS No. 142 became effective July 1, 2001 for all goodwill and intangible assets acquired after June 30, 2001 and is effective for all other goodwill and intangible assets beginning January 1, 2002. The Company is currently evaluating the impact that this statement may have with respect to its carrying value for goodwill, principally as it relates to the fair valuation of the Company’s reporting units. Goodwill amortization, which ceased for the Company on January 1, 2002, was approximately $16,394,000, $16,505,000 and $15,593,000 for 2001, 2000 and 1999, respectively, as determined under the then applicable accounting principles generally accepted in the United States. (See Note 1 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

In July 2001, the FASB issued SFAS No. 143 , “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 with early adoption permitted. The Company is currently assessing the impact, if any, of adopting SFAS No. 143 on its Consolidated Financial Statements.

Comprehensive loss, included in stockholders’ investment, was approximately $12,400,000 for 2001. Included in the loss for 2001 was a loss of approximately $15,800,000 (net of tax benefits of approximately $9,000,000) primarily as a result of actuarial losses due to market declines in plan assets and increases in participant’s benefits as a result of plan amendments of certain of the Company’s employee retirement benefit plans, as well as, the change in the cumulative amount of currency translation adjustments of approximately $4,400,000. (See Note 7 to the Consolidated Financial Statements included elsewhere herein.)

Year-ended December 31, 2000 as Compared to the Year-ended December 31, 1999

Consolidated net sales increased approximately $181,600,000 or approximately 10.9% for 2000, (or increased approximately $191,600,000 or approximately 11.5% excluding the effect of changes in foreign currency exchange rates) as compared to 1999. Consolidated net sales increased in 2000 principally as a result of acquisitions, price increases and higher net sales volume. Acquisitions contributed approximately $94,700,000 of the increase in consolidated net sales. In the Residential Building Products Segment, net sales increased approximately $27,500,000 or approximately 4.3% for 2000 (or approximately $37,500,000 excluding the effect of changes in foreign currency exchange rates) as compared to 1999, principally as a result of approximately $20,900,000 of sales from acquisitions and higher sales volume of kitchen range hoods and bath fans. In the Air Conditioning and Heating Products Segment, net sales increased approximately $89,800,000 or 16.6% as compared to 1999. The increase in net sales in this segment is principally as a result of higher sales volume of products sold to customers serving the residential site-built and commercial markets (including sales contributed from acquisitions of approximately $30,800,000), partially offset by lower sales of products to customers serving the manufactured housing market, in line with the overall softness experienced in the manufactured housing industry. For the years ended December 31, 2000 and 1999, the Company’s net sales to customers serving the manufactured housing market constituted approximately 11.9% and 16.2%, respectively, of the Company’s consolidated net sales. In the Windows, Doors and Siding Segment, net sales increased approximately $69,300,000 or 16.7% in 2000, principally as a result of 1999 acquisitions which contributed approximately $43,000,000 to the increase in net sales in 2000. The balance of the increase in net sales in this segment of approximately $26,300,000 in 2000, principally resulted from increased sales prices and sales volume of vinyl siding and related products and accessories, partially offset by lower sales volume of window and door products.

Cost of products sold as a percentage of net sales increased from approximately 72.6% in 1999 to approximately 74.6% in 2000. The increase in the percentage principally resulted from the effect of higher material costs (principally vinyl resin costs without a proportionate increase in sales prices to customers in the Windows, Doors and Siding Products Segment), certain product mix changes and integration costs incurred in 2000 (principally in the Residential Building Products Segment). Although the overall cost of vinyl resin in 2000 in the Windows, Doors and Siding Products Segment was higher than 1999, the cost of resin began to decrease slightly over the latter part of 2000. To a lesser extent, higher than anticipated costs, as a result of delays in the rationalization and relocation of some of NuTone’s manufacturing operations into the Residential Building Products Segment, were also a factor in the increase in 2000 in the percentage of cost of products sold as a percentage of net sales. Acquisitions in the Air Conditioning and Heating Products Segment, which have a higher cost of products sold as a percentage of net sales, had an effect on the increase in the percentage and was offset by the effect of acquisitions in the Residential Building Products Segment which have a lower cost of products sold as a percentage of net sales than the overall group of businesses owned prior to these acquisitions. Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, material costs and changes in productivity levels.

Selling, general and administrative expense as a percentage of net sales increased slightly from approximately 15.2% in 1999 to approximately 15.3% in 2000. Selling, general and administrative expense in 2000 was reduced by approximately $1,700,000 from the gain on the sale of land in the second quarter of 2000. Selling, general and administrative expense as a percentage of net sales, excluding the effect of the gain on the sale of land in the second quarter of 2000, increased from approximately 15.2% in 1999 to approximately 15.4% in 2000. The increase in the percentage in 2000 was principally as a result of the 1999 acquisitions in the Residential Building Products and the Windows, Doors and Siding Products Segments, which have a higher expense level as a percentage of net sales than the overall group of businesses owned prior to the acquisitions, partially offset by lower expense levels in the window and door product lines in the Windows, Doors and Siding Products Segment.

Amortization of goodwill and intangible assets, as a percentage of net sales, remained unchanged at 1.2% of net sales in 2000 and 1999 principally as a result of increased amortization related to acquisitions offset by increased sales volume.

Consolidated operating earnings decreased approximately $19,100,000 from approximately $184,700,000 in 1999 to approximately $165,600,000 in 2000 as a result of the factors discussed above. Consolidated operating earnings for 2000 include a gain, in the second quarter, on the sale of land of approximately $1,700,000. Acquisitions contributed approximately $7,400,000 in operating earnings in 2000, which consisted of an increase of approximately $2,200,000 in the Residential Building Products Segment, an increase of approximately $900,000 in the Air Conditioning and Heating Products Segment and an increase of approximately $4,300,000 in the Windows, Doors and Siding Products Segment.

Consolidated operating earnings have been reduced by depreciation and amortization expense (other than amortization of deferred debt expense and debt discount) of approximately $54,700,000 and $51,200,000 for 2000 and 1999, respectively. Businesses acquired contributed approximately $3,100,000 of the increase in depreciation and amortization expense in 2000, of which approximately $900,000 was in the Residential Building Products Segment, approximately $500,000 was in the Air Conditioning and Heating Products Segment and approximately $1,700,000 was in the Windows, Doors and Siding Products Segment.

Consolidated operating earnings, excluding earnings from acquisitions and the $1,700,000 gain on the sale of land, decreased approximately $28,200,000 from $184,700,000 in 1999 to approximately $156,500,000 in 2000 due, in part, to a decrease of approximately $6,000,000, in operating earnings in the Residential Building Products Segment. This decrease within the Residential Building Products Segment was due primarily to increased manufacturing costs as a result of delays in the rationalization and relocation of certain of NuTone’s manufacturing operations partially offset by increased sales volume without a proportionate increase in cost and expenses. Operating earnings increased approximately $6,900,000 in 2000, excluding the effect of acquisitions in the Air Conditioning and Heating Products Segment. This increase in operating earnings, in the Air Conditioning and Heating Products Segment, arose from higher sales levels of commercial and site-built residential products, partially offset by a decline in operating earnings from lower sales volume of air conditioning and heating products sold to the manufactured housing market as compared to 1999 due to a slowdown in the manufactured housing industry. Operating earnings decreased approximately $23,800,000 in 2000, excluding acquisitions, in the Windows, Doors and Siding Products Segment. This decrease in operating earnings was primarily as a result of higher material costs, principally vinyl resin cost which has substantially raised manufacturing costs of vinyl products in this segment. This decrease in earnings was partially offset by (a) increased sales prices of siding and related products and door and window products, (b) increased sales volume of siding and related products and (c) a reduction in the level of costs and expenses of certain window and door products.

Operating earnings of foreign operations, consisting primarily of the results of operations of the Company’s Canadian and European subsidiaries which manufacture built-in ventilation products, windows and doors and certain air conditioning and humidification equipment, were approximately 7.0% and 7.1% of operating earnings (before corporate overhead) in 2000 and 1999, respectively. The decrease in foreign operating earnings as a percentage of total operating earnings is principally as a result of a decline in foreign exchange rates. Sales and earnings derived from the international market are subject to the risks of currency fluctuations.

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

The provision for income taxes was approximately $34,100,000 for 2000, as compared to $42,900,000 for 1999. The income tax rates differed from the United States federal statutory income tax rate of 35% principally as a result of state income tax provisions, nondeductible amortization expense (for tax purposes) and the tax effect resulting from foreign activities. (See Note 4 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

The loss from discontinued operations was approximately $100,000 for 2000 as compared to approximately $4,000,000 for 1999. The table that follows presents a summary of the operating results of discontinued operations for 2000 and 1999. (See Notes 1 and 9 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

	Year-ended
	Dec. 31,	Dec. 31,
	2000	1999
	(Amounts in thousands)

Net sales	$341,800	$316,400

Loss before income tax benefit	(200)	(6,200)
Income tax benefit	(100)	(2,200)

Loss from discontinued operations	$(100)	$(4,000)

Depreciation and amortization expense	$5,086	$4,359

Liquidity and Capital Resources

During 2001, the Company improved its liquidity. In June 2001, the Company sold $250,000,000 principal amount of its 9 7/8% Senior Subordinated Notes due 2011 (“9 7/8% Notes”) at a slight discount. Net proceeds from the sale of the 9 7/8% Notes, after deducting underwriting commissions and expenses amounted to approximately $241,800,000. A portion of such proceeds, approximately $215,000,000 was held in escrow and was used to redeem on July 11, 2001, $204,822,000 principal amount of the Company’s 9 7/8% Senior Subordinated Notes due 2004, and pay approximately $2,900,000 and $7,400,000 of redemption premium and accrued interest, respectively. In September 2001, the Company sold SNE and Peachtree for approximately $45,000,000 and used a portion of the cash proceeds to pay down approximately $20,500,000 of outstanding debt under the Company’s Ply Gem Credit facility. The remaining balance of approximately $53,400,000 due on August 26, 2002, under the Ply Gem Credit facility, has been included as a current liability in current maturities of long-term debt in the Company’s Consolidated Financial Statements at December 31, 2001. (See Notes 5 and 9 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

The Company is highly leveraged and expects to continue to be highly leveraged for the foreseeable future. The Company had consolidated debt at December 31, 2001, of approximately $1,055,220,000 consisting of (i) $64,450,000 of short-term borrowings and current maturities of long-term debt, (ii) $51,304,000 of notes, mortgage notes and other indebtedness, (iii) $209,433,000 of 8 7/8% Senior Notes due 2008 (“8 7/8% Notes”), (iv) $308,312,000 of 9 1/8% Senior Notes due 2007 (“9 1/8% Notes”), (v) $174,358,000 of 9 1/4% Senior Notes due 2007 (“9 1/4% Notes”) and (vi) $247,363,000 of 9 7/8% Notes.

At December 31, 2001, the Company had consolidated unrestricted cash, cash equivalents and marketable securities of approximately $255,837,000 as compared to approximately $138,971,000 at December 31, 2000. The Company’s debt to equity ratio was approximately 3.9:1 at December 31, 2001 as compared to approximately 3.7:1 at December 31, 2000. The change in the ratio was primarily due to an increase in indebtedness, a decrease in stockholders investment relating to an increase in comprehensive loss, primarily, as a result of actuarial losses due to market declines in plan assets and increases in participants benefits as a result of plan amendments and changes in the cumulative amount of currency translation adjustments. (See Notes 1 and 7 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

The Company’s ability to pay interest on or to refinance its indebtedness depends on the Company’s future performance which is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. There can be no assurance that the Company will generate sufficient cash flow from the operation of its subsidiaries or that future financings will be available on acceptable terms or in amounts sufficient to enable the Company to service or refinance its indebtedness, or to make necessary capital expenditures.

The Company has evaluated and expects to continue to evaluate possible acquisition transactions and possible dispositions of certain of its businesses on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions.

The indentures and other agreements governing the Company and its subsidiaries’indebtedness (including the indentures for the 8 7/8% Notes, the 9 1/8% Notes, the 9 1/4% Notes and the 9 7/8% Notes and a credit agreement for the Ply Gem Credit facility) contain certain restrictive financial and operating covenants including covenants that restrict the ability of the Company and its subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions.

The following is a summary of the Company’s future cash obligations under debt obligations, excluding notes payable and other short-term obligations of $6,248,000 and unamortized debt discount, and minimum annual rental obligations for non-cancelable lease obligations (operating leases). (See Notes 5 and 8 of the Notes to the Consolidated Financial Statements included elsewhere herein.):

	Operating Lease Obligations	Debt Obligations

2002	$15,911,000	$58,202,000
2003	13,160,000	4,809,000
2004	10,539,000	9,873,000
2005	7,401,000	2,383,000
2006	6,037,000	1,697,000
Thereafter	23,631,000	977,542,000

Total	$76,679,000	$1,054,506,000

The Company and its subsidiaries have guaranteed certain obligations of various third parties that aggregate approximately $30,800,000 at December 31, 2001. Approximately $28,100,000 relates to Ply Gem’s guarantee of base rental payments through 2016 under a facility leased by SNE, which was sold on September 21, 2001. The buyer of SNE has provided certain indemnifications and other rights to Ply Gem for any payments that it might be required to make pursuant to this guarantee. The Company believes that no obligation to make payments by Ply Gem exists under the guarantee and accordingly has not recorded any liabilities at December 31, 2001 in the Company’s accompanying consolidated balance sheet in accordance with generally accepted accounting principles currently in effect in the United States. As noted above, $53,422,000 is due under the Company’s Ply Gem Credit facility on August 26, 2002 and is included in current maturities of long-term debt at December 31, 2001. In addition, approximately $30,400,000 of letters of credit have been issued under the Ply Gem Credit facility as additional security for approximately $29,000,000 of industrial revenue bonds and capital leases outstanding (included in mortgage notes payable and other in Note 5 of the Notes to the Consolidated Financial Statements included elsewhere herein) at December 31, 2001 relating to several of the Company’s manufacturing facilities. The Company is currently exploring various financing alternatives, including the possibility of a new credit facility with availability for issuing letters of credit.

At December 31, 2001, the Company had approximately $255,837,000 of unrestricted cash, cash equivalents and marketable securities to fund its cash flow needs for 2002. During 2002, the Company expects that it is reasonably likely that the following major cash requirements will occur as compared to 2001:

	For the Year-ended December 31,
	2002	2001

Interest payments, net	$95,000,000	$102,406,000
Principal payments
(excluding Senior Subordinated Notes), net	58,202,000	29,306,000
Capital expenditures	40,000,000	42,066,000
Operating lease payments	15,911,000	13,863,000

	$209,113,000	$187,641,000

For the year-ended December 31, 2001, the Company had consolidated earnings before depreciation, amortization, interest, net and income taxes of approximately $217,130,000 which was available to cover its major cash requirements. As discussed above, the Company believes that earnings for all of 2002 could be up slightly over 2001 if recent sales trends continue. Accordingly, the Company expects to meet its cash flow requirements through fiscal 2002 from cash generated from operations, existing cash, cash equivalents and marketable securities, and financings, which may include securitization of accounts receivable and mortgage, capital lease or other financings.

On July 3, 2000, the Company acquired Eaton-Williams, of Edenbridge, England. The acquisition in 2000 was funded through the use of unrestricted cash and investments. Eaton-Williams designs, manufactures, installs and services custom-made and standard air conditioning and humidification equipment. (See Note 2 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

Unrestricted cash and cash equivalents increased from approximately $130,929,000 at December 31, 2000 to approximately $159,599,000 at December 31, 2001. Marketable securities available for sale increased from approximately $8,042,000 at December 31, 2000 to approximately $96,238,000 at December 31, 2001. The Company’s investment in marketable securities at December 31, 2001 consisted primarily of commercial paper and bank issued money market instruments. The Company has classified as restricted in the accompanying consolidated balance sheet certain investments and marketable securities that are not fully available for use in its operations. At December 31, 2001, approximately $77,955,000 (of which $4,360,000 is included in current assets) of cash, investments and marketable securities have been pledged as collateral or are held in pension trusts or have been pledged as collateral for insurance, employee benefits and other requirements. (See Notes 1 and 7 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

Capital expenditures were approximately $42,100,000 in 2001 and are expected to be approximately $40,000,000 in 2002. As of December 31, 2001, the Company is obligated to fund future cash payments, primarily related to operating leases for facilities and equipment, of approximately $76,679,000, of which approximately $15,911,000 will be funded in 2002. Since these payments are for operating leases, future cash requirements and the value of the assets leased are not included in the Company’s Consolidated Financial Statements in accordance with generally accepted accounting principles currently in effect in the United States of America. (See Note 8 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

The Company’s Board of Directors has authorized a number of programs to purchase shares of the Company’s Common and Special Common Stock. The most recent of these programs was announced on May 4, 2000, and allows the Company to purchase up to 1,000,000 shares of the Company’s Common and Special Common Stock in open market or negotiated transactions, subject to market conditions, cash availability and provisions of the Company’s outstanding debt instruments. As of February 22, 2002, the Company has purchased approximately 461,000 shares of its Common and Special Common Stock under this program for approximately $9,200,000 and accounted for such share purchases as treasury stock.

At February 22, 2002, approximately $121,300,000 was available for the payment of cash dividends, stock purchases or other restricted payments as defined under the terms of the Company’s most restrictive Indenture. (See Note 5 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

The Company’s working capital and current ratio decreased from approximately $409,632,000 and 2.2:1, respectively, at December 31, 2000 to approximately $376,173,000 and 2.0:1, respectively, at December 31, 2001, principally as a result of the Ply Gem Credit facility of approximately $53,422,000 being reclassified from long-term to current as it is payable in August 2002 and the factors described below.

Accounts receivable decreased approximately $7,606,000 or approximately 3.4%, between December 31, 2000 and December 31, 2001, while net sales increased approximately $11,618,000 or approximately 2.7% in the fourth quarter of 2001 as compared to the fourth quarter of 2000. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on December 31, 2001 as compared to December 31, 2000. The Company did not experience any significant overall changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in 2001.

Inventories decreased approximately $8,777,000 or approximately 4.5%, between December 31, 2000 and December 31, 2001.

Accounts payable decreased approximately $4,462,000 or approximately 3.3%, between December 31, 2000 and December 31, 2001.

Unrestricted cash and cash equivalents increased approximately $28,670,000 from December 31, 2000 to December 31, 2001, principally as a result of the following:

Condensed
Consolidated
Cash Flows(*)

Operating Activities:
Cash flow from operations, net	$107,896,000
Decrease in accounts receivable, net	4,693,000
Decrease in inventories	8,727,000
Increase in prepaids and other current assets	(637,000)
Increase in net assets of discontinued operations	(4,661,000)
Decrease in accounts payable	(2,557,000)
Increase in accrued expenses and taxes	28,454,000
Investing Activities:
Net cash paid for a business acquired	(1,900,000)
Net cash received from the sale of discontinued operations	45,000,000
Purchases of marketable securities, net	(88,196,000)
Capital expenditures	(42,066,000)
Increase in restricted cash and investments	(34,290,000)
Financing Activities:
Sale of 9 7/8% Senior Subordinated Notes due 2011	241,800,000
Redemption of 9 7/8% Senior Subordinated Notes due 2004	(207,700,000)
Payment of borrowings, net	(29,306,000)
Exercise of stock options	1,307,000
Other, net	2,106,000

$28,670,000

(*) Prepared from the Company’s Consolidated Statement of Cash Flows for the year-ended December 31, 2001. (See Nortek, Inc. and Subsidiaries Consolidated Financial Statements for 2001 included elsewhere herein.)

The impact of changes in foreign currency exchange rates on cash was not material and has been included in other, net.

Income tax payments, net of refunds, were approximately $4,500,000 in 2001. During 2001 the Company utilized approximately $17,500,000 of net operating loss carry-forwards related to the Company’s wholly owned subsidiary, Ply Gem. Utilization of these carry-forwards in 2001 resulted in a reduction of U.S. federal income tax payments of approximately $6,125,000. There are no remaining operating loss carry-forwards that would significantly reduce future tax payments. At December 31, 2001, the Company has approximately $25,600,000 of capital loss carry-forwards, which can be utilized to offset capital gains, if any, in future periods.

Inflation, Trends and General Considerations

The Company has evaluated and expects to continue to evaluate possible acquisition transactions and the possible dispositions of certain of its businesses on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions.

The Company’s performance is dependent to a significant extent upon the levels of new residential construction, residential replacement and remodeling and non-residential construction, all of which are affected by such factors as interest rates, inflation, consumer confidence and unemployment. In the first part of 2002, the Company expects to operate in an overall environment of construction and remodeling activity that is equal to or up slightly from 2001. Demand for the Company’s commercial air conditioning products, however, is expected to remain weak during the first part of 2002 with improvement over the later part of the year. Overall demand for the Company’s products sold in the manufactured housing industry in 2002 are expected to remain at or below the levels experienced for all of 2001. Overall, the Company believes that potential exists for incremental shipments for the full year 2002 and expects that consolidated net sales and earnings would be up slightly over the full year 2001 if the trend in net sales experienced in December 2001 and January and February 2002 continues. These results may not be achieved if conditions in 2002 fail to improve or there are declines in consumer confidence, unfavorable changes in interest rates, higher unemployment rates resulting in a negative impact on general economic conditions and lower levels of housing construction and remodeling activity which, instead, would have an adverse effect on the Company’s operating results.

The demand for the Company’s products is seasonal, particularly in the Northeast and Midwest regions of the United States where inclement weather during the winter months usually reduces the level of building and remodeling activity in both the home improvement and new construction markets. The Company’s lower sales levels usually occur during the first and fourth quarters. Since a high percentage of the Company’s manufacturing overhead and operating expenses are relatively fixed throughout the year, operating income and net earnings tend to be lower in quarters with lower sales levels. In addition, the demand for cash to fund the working capital of the Company’s subsidiaries is greater from late in the first quarter until early in the fourth quarter. The Company expects increases in working capital levels in the year 2002 as its distribution of HVAC residential site-built products continue to expand in the Air Conditioning and Heating Products Segment.

Market Risk

The Company is exposed to market risks related to changes in interest rates, foreign currencies and commodity pricing. The Company does not use derivative financial instruments, except, on a limited basis to periodically hedge certain economic exposures. The Company does not enter into derivative financial instruments or other financial instruments for trading purposes.

In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”(“SFAS No. 133”) which was subsequently amended and establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

In the first quarter of 2001, the Company adopted SFAS No. 133 by recording a liability of approximately $800,000 in its balance sheet at March 31, 2001, representing the fair value of the Company’s interest rate collar agreement. The cumulative affect of adopting this accounting method as of December 31, 2000 was not material. Interest expense for the year-ended December 31, 2001 includes a non-cash charge of approximately $1,200,000 ($.07 per share, net of tax) related to the Company’s interest rate collar agreement.

A. Interest Rate Risk

The Company is exposed to market risk from changes in interest rates primarily through its investing and borrowing activities. In addition, the Company’s ability to finance future acquisition transactions may be impacted if the Company is unable to obtain appropriate financing at acceptable interest rates.

The Company’s investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments and marketable securities. Short-term investments primarily consist of money market accounts and corporate commercial paper with original maturities of 90 days or less. Marketable securities primarily consist of certificates of deposit and bank issued money market instruments, all with original maturities of between 91 and 180 days. Restricted investments and marketable securities primarily consist of money market accounts, certificates of deposit and commercial paper with original maturities of 90 days or less. At December 31, 2001, the fair value of the Company’s unrestricted and restricted investments and marketable securities approximated market value.

The Company manages its borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities. In addition, as of December 31, 2001, the Company through its Ply Gem subsidiary hedged its exposure on a substantial portion of its variable rate debt by entering into an interest rate collar transaction to lock in the interest rate between a floor of 5.76% and a cap of 7%. At December 31, 2001, approximately 96% of the carrying values of the Company’s long-term debt were either at fixed interest rates or covered by the interest rate collar agreement.

See the table set forth in item D (Long-term Debt) below and Notes 1 and 5 of the Notes to the Consolidated Financial Statements included elsewhere herein for further disclosure of the terms of the Company’s debt and interest rate collar agreement.

B. Foreign Currency Risk

The Company’s results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Euro, the Italian Lira, the Canadian Dollar and the British Pound. In 2001, the net impact of foreign currency changes was not material to the Company’s financial condition or results of operations. The impact of foreign currency changes related to translation resulted in a decrease in stockholders’investment of approximately $4,444,000 in 2001. The Company manages its exposure to foreign currency exchange risk principally by trying to minimize the Company’s net investment in foreign assets through the use of strategic short and long-term borrowings at the foreign subsidiary level. Consistent with this strategy, notes payable and other short-term obligations at December 31, 2001 consist primarily of short-term borrowings by certain of the Company’s foreign subsidiaries. At December 31, 2001, the Company’s net investment in foreign assets was approximately $100,525,000. An overall unfavorable change in foreign exchange rates of 10% would result in an approximate $9,100,000 reduction in equity as a result of the impact on the cumulative translation adjustment. The Company generally does not enter into derivative financial instruments to manage foreign currency exposure. At December 31, 2001, the Company did not have any outstanding foreign currency hedging contracts.

Effective January 1, 2002, the Euro became the legal currency used within a number of European countries. The introduction of the Euro has not had any material effect on the Company’s subsidiaries operating or doing business in those countries where the Euro is now the legal currency. The Company does not expect that the transition to the Euro in certain European countries will have any material future effects on the Company’s Consolidated Financial Statements.

C. Commodity Pricing Risk

The Company is subject to significant market risk with respect to the pricing of its principal raw materials, which include, among others, steel, copper, packaging material, plastics, resins, glass, wood and aluminum. If prices of these raw materials were to increase dramatically, the Company may not be able to pass such increases on to its customers and, as a result, gross margins could decline significantly. The Company manages its exposure to commodity pricing risk by continuing to diversify its product mix, strategic buying programs and vendor partnering. The Company generally does not enter into derivative financial instruments to manage commodity-pricing exposure. At December 31, 2001, the Company did not have any outstanding commodity forward contracts.

On March 5, 2002, the United States government imposed tariffs and quotas on a wide range of steel imports for a three-year period. Many of the Company’s products are made from steel or contain steel parts. While the Company has certain contracts in place which set the price of steel purchases, not all purchases are covered by contract and the contracts do not extend through the period the quotas and tariffs are imposed. Should price increases result from the imposition of these quotas and tariffs, gross profit, net earnings and cash flows of the Company could decline.

D. Long-term Debt

The table that follows sets forth as of December 31, 2001, the Company’s long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market values. Approximately 1.04% of the Company’s total long-term indebtedness is denominated in foreign currencies. The weighted average interest rates for variable rate debt are based on December 31, 2001 interest rates. In addition, the tables that follow set forth the outstanding notional amounts by year and floor and cap interest rates of the Company’s interest rate collar agreement.

Long-term Debt:
	Scheduled Maturity			Average Interest Rate
	Fixed	Variable		Fixed	Variable
Year-ending	Rate	Rate	Total	Rate	Rate	Total
	(Dollar amounts in millions)

December 31, 2002	$1.4	$56.8	$58.2	5.78%	2.64%	2.71%
2003	1.3	3.5	4.8	5.42	4.80	4.97
2004	5.0	4.9	9.9	7.73	4.60	6.20
2005	0.9	1.5	2.4	7.24	4.85	5.69
2006	0.9	0.8	1.7	7.26	4.57	5.95
Thereafter (1)	958.3	19.2	977.5	9.24	2.79	9.12

Total Principal	967.8	86.7	1,054.5	9.22	2.93	8.70
Unamortized Debt Discount	(5.5)	--	(5.5)

Total Long-term Debt at
December 31, 2001	$962.3	$86.7	$1,049.0

Fair Market Value of Long-term
Debt at December 31, 2001	$978.6	$86.7	$1,065.3

(1) Senior and Senior Subordinated notes with a total principal of $945,000,000 and a weighted average interest rate of 9.29% mature at various times from 2007 through 2011. (See Note 5 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

Interest Rate Collar:
	Notional	Floor	Cap
Outstanding at	Amount	Rate	Rate
	(Dollar amounts in millions)

December 31, 2001	$45.0	5.76% (2)	7% (3)
Fair Market Value of the liability related to
Interest Rate Collar at December 31, 2001	$1,200,000

(2) If the interest rate is below 5.76% then the Company will pay the difference.

(3) If the interest rate is above 7% then the Company is entitled to receive the difference.

Forward-Looking Statements

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this discussion and throughout this document, words, such as “intends,”“plans,”“estimates,”“believes,”“anticipates“and “expects“or similar expressions are intended to identify forward-looking statements. These statements are based on the Company’s current plans and expectations and involve risks and uncertainties, over which the Company has no control, that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and operating results to differ include the availability and cost of certain raw materials, (including, among others, steel, copper, packaging materials, plastics, resins, glass, wood and aluminum) and purchased components, the level of domestic and foreign construction and remodeling activity affecting residential and commercial markets, interest rates, employment, inflation, foreign currency fluctuations, consumer spending levels, exposure to foreign economies, the rate of sales growth, price, and product and warranty liability claims. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Readers are also urged to carefully review and consider the various disclosures made by the Company, in this document, as well as the Company’s periodic reports on Forms 10-K, 10-Q and 8-K, filed with the Securities and Exchange Commission (“SEC”).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and qualitative disclosure about market risk required by this Item 7A is set forth in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 14(a) included elsewhere herein.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See Election of Directors in the definitive Proxy Statement for the Company’s 2002 Annual Meeting of Stockholders, incorporated herein by reference. See also Part I, Item 1, Business-General Considerations-Executive Officers of the Registrant.

ITEM 11. EXECUTIVE COMPENSATION

See Executive Compensation in the definitive Proxy Statement for the Company’s 2002 Annual Meeting of Stockholders, incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See Security Ownership of Certain Beneficial Owners and Management in the definitive Proxy Statement for the Company’s 2002 Annual Meeting of Stockholders, incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Election of Directors in the definitive Proxy Statement for the Company’s 2002 Annual Meeting of Stockholders, incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)		Financial Statements and Schedules

The following documents are filed as part of this report:

	1.	Financial Statements:

Consolidated Statement of Operations for each of the three years in the period ended December 31, 2001

Consolidated Balance Sheet as of December 31, 2001 and 2000

Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2001

Consolidated Statement of Stockholders’ Investment for each of the three years in the period ended December 31, 2001

Notes to Consolidated Financial Statements

Report of Independent Public Accountants

	2.	Financial Statement Schedules:

Schedule I Condensed Financial Information of the Registrant

Schedule II Valuation and Qualifying Accounts

	3.	The exhibits are listed in the Exhibit Index, which is incorporated herein by reference

(b)		Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2002.

NORTEK, INC.

/s/ Richard L. Bready
Richard L. Bready
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of March 15, 2002.

/s/ Richard L. Bready	/s/ J. Peter Lyons
Richard L. Bready, Chairman	J. Peter Lyons,
of the Board and President	Director
(principal executive and financial officer)

/s/ Almon C. Hall	/s/ William I. Kelly
Almon C. Hall, Vice President	William I. Kelly,
and Controller (principal	Director
accounting officer)

/s/ Phillip L. Cohen
Phillip L. Cohen,
Director

/s/ Richard J. Harris
Richard J. Harris,
Director

Consolidated Statement of Operations
	For the Years Ended December 31,
	2001	2000	1999
	(In thousands except per share amounts)

Net Sales	$1,855,543	$1,853,076	$1,671,526

Costs and Expenses:
Cost of products sold	1,364,426	1,381,098	1,212,858
Selling, general and administrative expense	311,146	283,854	253,789
Amortization of goodwill and intangible assets	22,724	22,529	20,161

	1,698,296	1,687,481	1,486,808

Operating earnings	157,247	165,595	184,718
Interest expense	(101,898)	(97,395)	(96,490)
Investment income	10,651	7,600	7,972

Earnings from continuing operations before provision
for income taxes	66,000	75,800	96,200
Provision for income taxes	31,500	34,100	42,900

Earnings from continuing operations	34,500	41,700	53,300
Loss from discontinued operations	(22,900)	(100)	(4,000)
Extraordinary loss from debt retirement	(3,600)	--

Net earnings	$8,000	$41,600	$49,300

Earnings (Loss) Per Share:
Earnings from continuing operations:
Basic	$3.15	$3.72	$4.53

Diluted	$3.09	$3.71	$4.44

Loss from discontinued operations:
Basic	$(2.09)	$(.01)	$(.34)

Diluted	$(2.05)	$(.01)	$(.33)

Extraordinary loss from debt retirement:
Basic	$(.33)	$--	$--

Diluted	$(.32)	$--	$--

Net Earnings:
Basic	$.73	$3.71	$4.19

Diluted	$.72	$3.70	$4.11

Weighted Average Number of Shares:
Basic	10,937	11,202	11,763

Diluted	11,151	11,246	11,982

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Balance Sheet
	December 31,
	2001	2000
	(Amounts in thousands)

Assets

Current Assets:
Unrestricted
Cash and cash equivalents	$159,599	$130,929
Marketable securities available for sale at fair value	96,238	8,042
Restricted
Cash, investments and marketable securities at cost,
which approximates fair value	4,360	10,774
Accounts receivable, less allowances of $10,494,000 and
$ 8,161,000	218,188	225,794
Inventories
Raw materials	72,467	69,627
Work in process	20,127	21,185
Finished goods	94,922	105,481

	187,516	196,293

Prepaid expenses	10,092	10,304
Other current assets	13,054	12,940
Prepaid income taxes	45,576	42,017
Assets of discontinued operations	--	126,523

Total current assets	734,623	763,616

Property and Equipment, at Cost:
Land	16,132	16,744
Buildings and improvements	133,138	120,948
Machinery and equipment	353,577	328,301

	502,847	465,993
Less accumulated depreciation	217,425	183,539

Total property and equipment, net	285,422	282,454

Other Assets:
Goodwill, less accumulated amortization of $89,246,000
and $73,235,000	557,949	582,436
Intangible assets, less accumulated amortization of
$27,373,000 and $21,378,000	114,442	113,117
Deferred debt expense	18,861	18,916
Restricted investments and marketable securities held by
pension trusts	73,595	32,436
Other	45,012	43,837

	809,859	790,742

	$1,829,904	$1,836,812

Liabilities and Stockholders’ Investment

Current Liabilities:
Notes payable and other short-term obligations	$6,248	$11,581
Current maturities of long-term debt	58,202	9,817
Accounts payable	129,501	133,963
Accrued expenses and taxes, net	164,499	144,832
Liabilities of discontinued operations	--	53,791

Total current liabilities	358,450	353,984

Other Liabilities:
Deferred income taxes	49,957	53,934
Other	159,414	126,357

	209,371	180,291

Notes, Mortgage Notes and Obligations
Payable, Less Current Maturities	990,770	1,020,326

Commitments and Contingencies (Note 8)

Stockholders’ Investment:
Preference stock, $1 par value; authorized 7,000,000 shares,
none issued	--	--
Common stock, $1 par value, authorized 40,000,000 shares;
18,829,199 and 18,752,974 shares issued	18,829	18,753
Special common stock, $1 par value, authorized 5,000,000 shares;
813,783 and 827,504 shares issued	814	828
Additional paid-in capital	210,214	208,813
Retained earnings	192,866	184,866
Accumulated other comprehensive loss	(39,725)	(19,367)
Less --treasury common stock at cost, 8,377,935 and
8,377,834 shares	(109,616)	(109,613)
--treasury special common stock at cost, 290,136 and
290,107 shares	(2,069)	(2,069)

Total stockholders’ investment	271,313	282,211

	$1,829,904	$1,836,812

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statement of Cash Flows
	For the Years Ended December 31,
	2001	2000	1999
	(Amounts in thousands)

Cash Flows from operating activities:
Net earnings from continuing operations	$34,500	$41,700	$53,300
Loss from discontinued operations	(22,900)	(100)	(4,000)
Extraordinary loss from debt retirement	(3,600)	--	--

Net earnings	8,000	41,600	49,300

Adjustments to reconcile net earnings to cash:
Depreciation and amortization expense	59,883	54,691	51,173
Non-cash interest expense, net	5,413	3,705	3,685
Gain on sale of land	--	(1,730)	--
Loss on sale of discontinued operations	34,000	--	--
Loss on debt retirement	5,500	--	--
Deferred federal income tax provision (credit)
from continuing operations	(900)	7,000	15,700
Deferred federal income tax provision (credit)
from discontinued operations	(4,000)	2,100	1,400
Changes in certain assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable, net	4,693	(8,324)	(12,756)
Inventories	8,727	(8,499)	(24,763)
Prepaids and other current assets	(637)	(4,080)	(1,713)
Net assets of discontinued operations	(4,661)	5,808	16,696
Accounts payable	(2,557)	593	14,890
Accrued expenses and taxes	28,454	7,724	(14,277)
Long-term assets, liabilities and other, net	7	(1,995)	(1,995)

Total adjustments to net earnings	133,922	56,993	48,040

Net cash provided by operating activities	141,922	98,593	97,340

Cash Flows from investing activities:
Capital expenditures	(42,066)	(32,372)	(38,803)
Net cash paid for businesses acquired	(1,900)	(10,049)	(125,788)
Net cash received from businesses sold or discontinued	45,000	1,241	--
Proceeds from the sale of fixed assets	--	6,159	--
Purchase of investments and marketable securities	(240,366)	(20,013)	(89,741)
Proceeds from the sale of investments and marketable securities	152,170	46,439	178,090
Change in restricted cash and investments	(34,290)	(14,657)	(7,857)
Other, net	2,086	(3,804)	(4,877)

Net cash used in investing activities	$(119,366)	$(27,056)	$(88,976)

Cash Flows from financing activities:
Sale of 9 7/8% Senior Subordinated Notes due 2011	$241,800	$--	$--
Redemption of 9 7/8% Senior Subordinated Notes due 2004	(207,700)	--	--
Payment of borrowings, net	(29,306)	(6,050)	(1,713)
Purchase of Nortek Common and Special Common Stock	(3)	(11,776)	(14,524)
Exercise of stock options	1,307	19	657
Other, net	16	(156)	(173)

Net cash provided by (used in) financing activities	6,114	(17,963)	(15,753)

Net increase (decrease) in unrestricted cash and cash equivalents	28,670	53,574	(7,389)
Unrestricted cash and cash equivalents at the beginning of the year	130,929	77,355	84,744

Unrestricted cash and cash equivalents at the end of the year	$159,599	$130,929	$77,355

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statement of Stockholders’ Investment
For the Year-ended December 31, 1999
(Dollar amounts in thousands)

						Accumulated
		Special	Additional			Other
	Common	Common	Paid-in	Retained	Treasury	Comprehensive	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Income (Loss)

Balance, December 31, 1998	$18,428	$855	$201,626	$93,966	$(85,669)	$(11,596)	$--
Net earnings	--	--	--	49,300	--	--	49,300
Other comprehensive income (loss):
Currency translation adjustment	--	--	--	--	--	(1,891)	(1,891)
Minimum pension liability net of
tax of $976	--	--	--	--	--	1,495	1,495
Unrealized appreciation in the fair value
of marketable securities	--	--	--	--	--	170	170

Comprehensive income							$49,074

14,499 shares of special common stock
converted into 14,499 shares of
common stock	14	(14)	--	--	--	--
61,198 shares of common stock issued
upon exercise of stock options	61	--	1,049	--	--	--
506,927 shares of treasury stock acquired	--	--	--	--	(14,292)	--
235,000 shares of common stock issued as
partial consideration for an acquisition	235	--	6,080	--	--	--

Balance, December 31, 1999	$18,738	$841	$208,755	$143,266	$(99,961)	$(11,822)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statement of Stockholders’ Investment
For the Year-ended December 31, 2000
(Dollar amounts in thousands)

						Accumulated
		Special	Additional			Other
	Common	Common	Paid-in	Retained	Treasury	Comprehensive	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Income (Loss)

Balance, December 31, 1999	$18,738	$841	$208,755	$143,266	$(99,961)	$(11,822)	$--
Net earnings	--	--	--	41,600	--	--	41,600
Other comprehensive income (loss):
Currency translation adjustment	--	--	--	--	--	(3,631)	(3,631)
Minimum pension liability net of
tax of $2,055	--	--	--	--	--	(3,808)	(3,808)
Unrealized decline in the fair value
of marketable securities	--	--	--	--	--	(106)	(106)

Comprehensive income							$34,055

12,932 shares of special common stock
converted into 12,932 shares
of common stock	13	(13)	--	--	--	--
1,750 shares of common stock issued
upon exercise of stock options	2	--	58	--	--	--
584,670 shares of treasury stock acquired	--	--	--	--	(11,721)	--

Balance, December 31, 2000	$18,753	$828	$208,813	$184,866	$(111,682)	$(19,367)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statement of Stockholders’ Investment
For the Year-ended December 31, 2001
(Dollar amounts in thousands)

						Accumulated
		Special	Additional			Other
	Common	Common	Paid-in	Retained	Treasury	Comprehensive	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Income (Loss)

Balance, December 31, 2000	$18,753	$828	$208,813	$184,866	$(111,682)	$(19,367)	$--
Net earnings	--	--	--	8,000	--	--	8,000
Other comprehensive loss:
Currency translation adjustment	--	--	--	--	--	(4,444)	(4,444)
Minimum pension liability net of
tax of $8,969	--	--	--	--	--	(15,823)	(15,823)
Unrealized decline in the fair value
of marketable securities	--	--	--	--	--	(91)	(91)

Comprehensive loss							$(12,358)

13,721 shares of special common stock
converted into 13,721 shares
of common stock	14	(14)	--	--	--	--
62,504 shares of common stock issued
upon exercise of stock options	62	--	1,401	--	--	--
130 shares of treasury stock acquired	--	--	--	--	(3)	--

Balance, December 31, 2001	$18,829	$814	$210,214	$192,866	$(111,685)	$(39,725)

The accompanying notes are an integral part of these Consolidated Financial Statements.

NORTEK, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company is a diversified manufacturer of residential and commercial building products, operating within three principal segments: the Residential Building Products Segment; the Air Conditioning and Heating Products Segment; and the Windows, Doors and Siding Products Segment. Through these principal segments, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the residential and commercial construction, manufactured housing, and the do-it-yourself (“DIY”) and professional remodeling and renovation markets. In 2001, the Company sold certain subsidiaries of its wholly-owned subsidiary, Ply Gem Industries, Inc. (“Ply Gem”). The sale of these subsidiaries and their related operating results have been excluded from earnings from continuing operations and are classified as discontinued operations for all periods presented (see Note 9).

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Nortek, Inc. and all of its wholly-owned subsidiaries (the “Company“ or “Nortek”) after elimination of intercompany accounts and transactions. Certain amounts in the prior years’ Consolidated Financial Statements have been reclassified to conform to the current year presentation.

Accounting Policies and Use of Estimates

The preparation of these Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States involves estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expense during the reporting periods. Certain of the Company’s accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company periodically evaluates the judgments and estimates used for its critical accounting policies to ensure that such judgments and estimates are reasonable for its interim and year-end reporting requirements. These judgments are based on the Company’s historical experience, current trends and information available from other sources, as appropriate. If different conditions result from those assumptions used in the Company’s judgments, the results could be materially different from the Company’s estimates.

Recognition of Sales and Related Cost, Incentive and Allowances

The Company primarily recognizes sales upon the shipment of its products net of applicable provisions for discounts and allowances. Allowances for cash discounts, volume rebates, cooperative advertising programs and gross customer returns, among others, are recorded as a reduction of sales at the time of sale based upon the estimated future outcome. Cash discounts, volume rebates and advertising programs are based upon certain percentages agreed to with the Company’s various customers, which are typically earned by the customer over an annual period. The Company records periodic estimates for these amounts based upon the historical results to date, estimated future results through the end of the contract period and the contractual provisions of the customer agreements. For calendar year customer agreements, the Company is able to adjust its periodic estimates to actual amounts as of December 31 each year based upon the contractual provisions of the customer agreements. For those customers who have agreements that are not on a calendar year cycle, the Company records estimates at December 31 consistent with the above described methodology. Customer returns are recorded on an actual basis throughout the year and also include an estimate at the end of each reporting period for future customer returns related to sales recorded prior to the end of the period. The Company generally estimates customer returns based upon the time lag that historically occurs between the date of the sale and the date of the return while also factoring in any new business conditions that might impact the historical analysis such as new product introduction. The Company also provides for its estimate of warranty, bad debts and shipping costs at the time of sale. Shipping and warranty costs are included in cost of products sold. Bad debt provisions are included in selling, general and administrative expense. The amounts recorded are generally based upon historically derived percentages while also factoring in any new business conditions that might impact the historical analysis such as new product introduction for warranty and bankruptcies of particular customers for bad debts.

Cash, Investments and Marketable Securities
Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less which are readily convertible into cash.

The Company has unrestricted marketable securities, of approximately $96,238,000 and $8,042,000 at December 31, 2001 and 2000, respectively, consisting of commercial paper and bank issued money market instruments, all of which mature within one year.

The Company has classified as restricted in the accompanying consolidated balance sheet certain investments and marketable securities that are not fully available for use in its operations. At December 31, 2001 and 2000, approximately $77,955,000 (of which $4,360,000 is included in current assets) and $43,210,000 (of which $10,774,000 is included in current assets), respectively, of cash, investments and marketable securities have been pledged as collateral or are held in pension trusts for insurance, employee benefits and other requirements (see Note 7).

Disclosures About Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents--

The carrying amount approximates fair value because of the short maturity of those instruments.

Investments and Marketable Securities--

The fair value of investments and marketable securities are based on quoted market prices. The fair value of investments and marketable securities approximated the amount on the Company’s consolidated balance sheet.

Long-Term Debt--

At December 31, 2001, the fair value of long-term indebtedness was approximately $10,800,000 higher than the amount on the Company’s consolidated balance sheet, before original issue discount, based on market quotations (see Note 5).

Inventories

Inventories in the accompanying consolidated balance sheet are valued at the lower of cost or market. At December 31, 2001 and 2000, approximately $96,734,000 and $98,068,000 of total inventories, respectively, were valued on the last-in, first-out method (LIFO). Under the first-in, first-out method (FIFO) of accounting, such inventories would have been approximately $1,792,000 and $2,209,000 greater at December 31, 2001 and 2000, respectively. All other inventories were valued under the FIFO method. In connection with both LIFO and FIFO inventories, the Company will record provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold.

Depreciation and Amortization
Depreciation and amortization of property and equipment is provided on a straight-line basis over their estimated useful lives, which are generally as follows:

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

Intangible Assets and Goodwill

Through June 30, 2001, the Company accounted for goodwill and intangible assets in accordance with APB No. 16, “Business Combinations”(“APB No. 16”) and subsequent to June 30, 2001, the Company accounted for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”(“SFAS No. 141”) for acquisitions. Purchase accounting required by APB No. 16 and SFAS No. 141 involves judgment with respect to the valuation of the acquired assets and liabilities in order to determine the final amount of goodwill. For significant acquisitions, the Company uses third party appraisers to value items such as property, plant and equipment and acquired intangibles and third party actuarial consultants to determine the value of assets and liabilities associated with pension and post retirement benefit plans. The Company believes that the estimates that it has used to record prior acquisitions were reasonable and in accordance with APB No. 16 and SFAS No. 141.

Intangible assets consist principally of patents, trademarks, copyrights and non-compete agreements and are amortized on a straight-line basis over a weighted average estimated useful life of approximately 20 years. Amortization of intangible assets charged to operations amounted to approximately $6,330,000, $6,024,000, and $4,568,000 for 2001, 2000 and 1999, respectively. The Company has classified as goodwill the cost in excess of fair value of the net assets (including tax attributes) of companies acquired in purchase transactions. Goodwill is being amortized on a straight-line basis over 40 years through December 31, 2001. Goodwill amortization was approximately $16,394,000, $16,505,000 and $15,593,000 for 2001, 2000 and 1999, respectively, as determined under the then applicable accounting principles generally accepted in the United States.

At each balance sheet date through December 31, 2001, in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”,(“SFAS No. 121”), or SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”(“SFAS No. 144”) the Company evaluates the realizability of “Long-Lived Assets“which primarily consists of property, plant and equipment, intangible assets and goodwill based on expectations of non-discounted future cash flows for each subsidiary having a material amount of Long-Lived Assets. If the sum of the expected non-discounted future cash flows is less than the carrying amount of all assets including Long-Lived Assets, the Company would recognize an impairment loss. The Company’s cash flow estimates are based upon historical cash flows, as well as future projected cash flows received from subsidiary management in connection with the annual Company wide planning process, and include a terminal valuation for the applicable subsidiary based upon a multiple of earnings before interest expense, net, depreciation and amortization expense and income taxes (“EBITDA”). The Company estimates the EBITDA multiple by reviewing comparable company information and other industry data and, where applicable, consultation with investment bankers. The Company believes that its procedures for estimating gross future cash flows, including the terminal valuation, are reasonable and consistent with current market conditions. Based on its most recent analysis, the Company believes that no material impairment of Long-Lived Assets exists at December 31, 2001.

Beginning on January 1, 2002, the Company will adopt SFAS No. 142 “, Goodwill and Other Intangible Assets”(“SFAS No. 142”) and, as a result, goodwill and intangible assets determined to have an indefinite useful life will no longer be amortized but instead will be evaluated for impairment on an annual basis and whenever events or business conditions warrant. All other intangible assets will continue to be amortized over their remaining estimated useful lives and will be evaluated for impairment in accordance with the provisions of SFAS No. 144. In addition, SFAS No. 142 requires additional disclosures with respect to each major intangible asset class relative to gross and net carrying amounts, accumulated amortization, amortization expense, weighted-average amortization periods and residual value assumptions, if any. SFAS No. 142 also requires that the estimated aggregate amortization expense for each of the five succeeding years be disclosed.

The Company will have until December 31, 2002 to complete its initial evaluation of the carrying value of goodwill under SFAS No. 142 and determine whether any impairment exists. Impairment charges, if any, associated with the initial adoption will be retroactively recorded as a cumulative effect of a change in accounting principle in the first quarter of 2002. Thereafter, any additional goodwill impairment charges will be included in income from continuing operations unless they relate to a discontinued operation. SFAS No. 142 also requires additional disclosures with respect to goodwill by reportable segment for changes in goodwill balances, impairment losses, if any, including the methodology for determination, and the amount of goodwill included in the gain or loss on disposal of a reporting unit. The Company is currently evaluating the impact that SFAS No. 142 may have with respect to its carrying value for goodwill and has not yet determined whether any impairment loss will be required to be recorded in the Company’s Consolidated Financial Statements in 2002.

Pensions and Post Retirement Health Benefits

The Company accounts for pension and post retirement health benefit liabilities under SFAS No. 87 “Employers’ Accounting for Pensions” (“SFAS No. 87”) and SFAS No. 106, “Employers’ Accounting for Post Retirement Benefits Other Than Pensions” (“SFAS No. 106”). SFAS No. 87 and SFAS No. 106 require the estimating of such items as the long-term average return on plan assets, the discount rate, the rate of compensation increase and the assumed medical cost inflation rate. Such estimates require a significant amount of judgment. As a result, the Company utilizes the expertise of third party actuarial consultants to perform the calculations of the amounts for pension and post retirement health benefit assets, liabilities, expense and other comprehensive income (loss) required to be recorded in the Company’s Consolidated Financial Statements as of December 31 in accordance with generally accepted accounting principles currently in effect in the United States (see Note 7).

Insurance Liabilities

The Company records insurance liabilities and related expenses for health, workers compensation, product and general liability losses and other insurance reserves and expenses in accordance with either the contractual terms of its policies or, if self-insured, the total liabilities that are estimable and probable as of the reporting date. Insurance liabilities are recorded as current liabilities to the extent they are expected to be paid in the succeeding year with the remaining requirements classified as long-term liabilities. The accounting for self-insured plans requires that significant judgments and estimates be made both with respect to the future liabilities to be paid for known claims and incurred but not reported claims as of the reporting date. The Company relies heavily on historical trends and, in certain cases, the advice and calculations of third-party actuarial consultants when determining the appropriate insurance reserves to record in the balance sheet for a substantial portion of its workers compensation and general and product liability losses. In certain cases where partial insurance coverage exists, the Company must estimate the portion of the liability that will be covered by existing insurance policies to arrive at the net expected liability to the Company.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with SFAS No. 109 “Accounting for Income Taxes”(“SFAS No. 109”), which requires that the deferred tax consequences of temporary differences between the amounts recorded in the Company’s Consolidated Financial Statements and the amounts included in the Company’s federal and state income tax returns be recognized in the balance sheet. As the Company generally does not file their income tax returns until well after the closing process for the December 31 financial statements is complete, the amounts recorded at December 31 reflect estimates of what the final amounts will be when the actual income tax returns are filed for that fiscal year. In addition, estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states that the Company and its subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future. SFAS No. 109 requires balance sheet classification of current and long-term deferred income tax assets and liabilities based upon the classification of the underlying asset or liability that gives rise to a temporary difference (see Note 4).

Commitments and Contingencies

The Company provides accruals for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Costs accrued have been estimated based on consultation with legal counsel and other experts and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies and outcomes (see Note 8).

Comprehensive Income (Loss)

Comprehensive income (loss) includes net earnings and unrealized gains and losses from currency translation, marketable securities available for sale and minimum pension liability adjustments, net of tax attributes. The components of the Company’s comprehensive income (loss) and the effect on earnings for the three years ended December 31, 2001, are detailed in the Company’s accompanying consolidated statement of stockholders’ investment.

The balances of each classification, net of tax attributes, within accumulated other comprehensive loss as of December 31, 2001, 2000 and 1999 are as follows:

		Unrealized		Total
		Gains	Minimum	Accumulated
	Foreign	(Losses) on	Pension	Other
	Currency	Marketable	Liability	Comprehensive
	Translation	Securities	Adjustment	Loss
	(Amounts in thousands)

Balance December 31, 1998	$(6,529)	$(45)	$(5,022)	$(11,596)
Change during the period	(1,891)	170	1,495	(226)

Balance December 31, 1999	(8,420)	125	(3,527)	(11,822)
Change during the period	(3,631)	(106)	(3,808)	(7,545)

Balance December 31, 2000	(12,051)	19	(7,335)	(19,367)
Change during the period	(4,444)	(91)	(15,823)	(20,358)

Balance December 31, 2001	$(16,495)	$(72)	$(23,158)	$(39,725)

Foreign Currency Translation

The financial statements of subsidiaries outside the United States are generally measured using the foreign subsidiaries’ local currency as the functional currency. The Company translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at year-end. Net sales and expenses are translated using average exchange rates in effect during the year. Gains and losses from foreign currency translation are credited or charged to accumulated other comprehensive loss included in stockholders’ investment in the accompanying consolidated balance sheet. Transaction gains and losses are recorded in selling, general and administrative expense and have not been material during any of the years ending December 31, 2001, 2000 and 1999.

Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, amended in 1999 by SFAS No. 137 “Accounting for Derivative Instruments and Hedging Activities –Deferral of the Effective Date of SFAS No. 133 –Amendment of SFAS No. 133“and amended in June 2000 by SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities “an amendment to SFAS No. 133”(combined “SFAS No. 133”). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) issued, acquired, or substantially modified after December 31, 1997 be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

In the first quarter of 2001, the Company adopted SFAS No. 133 by recording a liability of approximately $800,000 in its balance sheet at March 31, 2001, representing the fair value of the Company’s interest rate collar agreement at March 31, 2001. The cumulative effect of adopting this accounting method as of January 1, 2001 was not material. Interest expense in the Company’s consolidated statement of operations for the year ended December 31, 2001 includes a non-cash charge of approximately $1,200,000 ($.07 per share, net of tax) related to the Company’s interest rate collar agreement.

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

A reconciliation between basic and diluted earnings per share from continuing operations is as follows:

	For the Years Ended December 31,
	2001	2000	1999
	(In thousands except per share amounts)

Earnings from continuing operations	$34,500	$41,700	$53,300

Basic EPS:
Basic common shares	10,937	11,202	11,763

Basic EPS	$3.15	$3.72	$4.53

Diluted EPS:
Basic common shares	10,937	11,202	11,763
Plus: Impact of stock options (Note 6)	214	44	219

Diluted common shares	11,151	11,246	11,982

Diluted EPS	$3.09	$3.71	$4.44

New Accounting Pronouncements
In July 2001, the FASB issued SFAS No. 141, which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.

In July 2001, the FASB issued SFAS No. 142, which applies to goodwill and intangible assets acquired after June 30, 2001, as well as previously acquired goodwill and intangible assets. SFAS No. 142 became effective July 1, 2001 for all goodwill and intangible assets acquired after June 30, 2001 and is effective for all other goodwill and intangible assets beginning January 1, 2002. Early adoption is not permitted for calendar year-end companies. Under SFAS No. 142, goodwill, as well as certain other intangible assets determined to have an indefinite life, will no longer be amortized. Instead, these assets will be reviewed for impairment on a periodic basis. See Intangible Assets and Goodwill within this Note for further discussion.

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”(“SFAS No. 143”). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 with early adoption permitted. The Company is currently assessing the impact, if any, of adopting SFAS No. 143 on its Consolidated Financial Statements.

In October 2001, the FASB issued SFAS No. 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets. This Statement supersedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations “Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 with early adoption encouraged. The Company adopted SFAS No. 144 in the third quarter of 2001 and applied this accounting standard as of the beginning of the year. Adoption of this accounting standard did not result in any material changes in net earnings from accounting standards previously applied. Adoption of this standard did result in the accounting for the loss on the sale of certain businesses and their related operating results in 2001 as discontinued operations. Accordingly, the presentation for all periods presented has been reclassified to conform with the new standard (see Note 9).

2. ACQUISITIONS AND BUSINESSES SOLD

Acquisitions are accounted for as purchases and, accordingly, have been included in the Company’s consolidated results of operations since the acquisition date. Purchase price allocations are subject to refinement until all pertinent information regarding the acquisitions is obtained.

On June 15, 2001, the Company acquired Senior Air Systems (“SAS”) from a wholly-owned subsidiary of Senior Plc. The acquired company is located in Stoke-on-Trent, England, and manufactures and sells air conditioning equipment.

On July 3, 2000, the Company acquired Eaton-Williams Holdings Limited (“Eaton-Williams”), of Edenbridge, England. Eaton-Williams designs, manufactures, installs and services custom-made and standard air conditioning and humidification equipment. For its fiscal year-ended April 2, 2000, Eaton-Williams reported sales of approximately $41,000,000 (unaudited).

On March 8, 1999, the Company acquired Webco, Inc. (“Webco”), a designer and manufacturer of custom air handling equipment for industrial, institutional and commercial customers. For the fiscal year-ended October 31, 1998, Webco had net sales of approximately $13,900,000 (unaudited).

On April 23, 1999, the Company completed the acquisition of three businesses from Caradon plc of the United Kingdom: Peachtree Doors and Windows, Inc. (“Peachtree”), Thermal-Gard and CWD Windows and Doors (the “Caradon Acquired Companies”). Thermal-Gard manufactures replacement windows, patio doors and sunrooms. CWD Windows and Doors is a provider of complete window and door systems for new homes in Western Canada. For the year-ended December 31, 1998, the Caradon Acquired Companies had combined net sales of approximately $169,700,000 (unaudited), of which approximately $116,800,000 (unaudited) of net sales related to Peachtree which was sold in 2001 (see Note 9).

On May 28, 1999, the Company acquired Multiplex Technologies, Inc. (“Multiplex”), a manufacturer and designer of high-performance, multi-room video distribution equipment for home automation and home entertainment. Multiplex had net sales of approximately $10,000,000 (unaudited) for the year-ended December 31, 1998.

On September 9, 1999, the Company acquired Kroy Building Products, Inc. (“Kroy”), a manufacturer of vinyl fencing, railing profiles and vinyl decking systems for residential and light commercial applications. Kroy had net sales of approximately $26,000,000 (unaudited) for the fiscal year-ended June 30, 1999.

On December 3, 1999, the Company acquired Xantech Corporation (“Xantech”), a designer and manufacturer of residential infrared remote control systems for extending control of VCR, cable, satellite and stereo systems to multiple rooms throughout an entire household. Xantech had net sales of approximately $13,000,000 (unaudited) for the fiscal year-ended November 30, 1999.

The 1999 acquisitions were funded through the use of unrestricted cash, cash equivalents, marketable securities, the issuance of notes payable to sellers and the issuance of 235,000 shares of Nortek Common Stock.

3. CASH FLOWS

Interest paid was $102,406,000, $93,562,000 and $92,592,000 in 2001, 2000 and 1999, respectively.

The fair value of the assets of the businesses acquired was approximately $1,950,000, $27,010,000 and $192,719,000 in 2001, 2000 and 1999, respectively. Liabilities assumed or created from businesses acquired were approximately $50,000, $16,961,000 and $60,616,000 in 2001, 2000 and 1999, respectively. In 1999, 235,000 shares of Nortek Common Stock were issued as partial consideration for an acquisition. Net cash paid for acquisitions was approximately $1,900,000, $10,049,000 and $125,788,000 in 2001, 2000 and 1999, respectively.

Significant non-cash financing and investing activities excluded from the accompanying consolidated statement of cash flows include capitalized lease additions of approximately $5,701,000 in 2000 and $445,000 in 1999 and a decline of approximately $91,000 and $106,000 and an increase of approximately $170,000 in the fair market value of marketable securities available for sale for 2001, 2000 and 1999, respectively.

4. INCOME TAXES

The following is a summary of the components of earnings from continuing operations before provision for income taxes:

	For the Years Ended December 31,
	2001	2000	1999
	(Amounts in thousands)

Domestic	$50,700	$60,400	$83,200
Foreign	15,300	15,400	13,000

	$66,000	$75,800	$96,200

The following is a summary of the provision for income taxes from continuing operations included in the accompanying consolidated statement of operations:

	For the Years Ended December 31,
	2001	2000	1999
	(Amounts in thousands)

Federal income taxes
Current	$22,700	$19,000	$18,600
Deferred	(900)	7,000	15,700

	21,800	26,000	34,300
Foreign	8,000	6,600	5,800
State	1,700	1,500	2,800

	$31,500	$34,100	$42,900

Income tax payments, net of refunds, were approximately $4,500,000, $19,279,000 and $25,500,000 in 2001, 2000 and 1999, respectively.

The table that follows reconciles the federal statutory income tax rate of continuing operations to the effective tax rate of such earnings of approximately 47.7%, 45.0% and 44.6% in 2001, 2000 and 1999, respectively.

	For the Years Ended December 31,
	2001	2000	1999
	(Amounts in thousands)

Income tax provision from continuing operations at the
federal statutory rate	$23,100	$26,530	$33,670

Net change from statutory rate:
Amortization not deductible for income tax purposes	5,464	5,432	5,189
State income tax provision, net of federal income tax effect	1,105	1,008	1,804
Change in tax reserves, net	(898)	(456)	807
Tax effect resulting from foreign activities	1,702	987	917
Other, net	1,027	599	513

	$31,500	$34,100	$42,900

Effective tax rate %:

Income tax provision from continuing operations at the
federal statutory rate	35.0%	35.0%	35.0%

Net change from statutory rate:
Amortization not deductible for income tax purposes	8.3	7.2	5.4
State income tax provision, net of federal income tax effect	1.7	1.3	1.9
Change in tax reserves, net	(1.4)	(0.6)	0.8
Tax effect resulting from foreign activities	2.6	1.3	1.0
Other, net	1.5	0.8	0.5

	47.7%	45.0%	44.6%

The tax effect of temporary differences which give rise to significant portions of deferred income tax assets and liabilities as of December 31, 2001 and December 31, 2000 are as follows:

	December 31,
	2001	2000
	(Amounts in thousands)

Prepaid Income Tax Assets (classified current)
Arising From:
Accounts receivable	$3,389	$2,069
Inventories	1,785	1,809
Insurance reserves	7,577	6,181
Warranty accruals	3,897	5,019
Other reserves and assets, net	28,928	26,939

	$45,576	$42,017

Deferred Income Tax Assets (Liabilities)
(classified non-current)
Arising From:
Property and equipment, net	$(40,951)	$(41,438)
Intangible assets, net	(31,049)	(29,369)
Insurance reserves	4,627	5,832
Warranty accruals	6,489	5,659
Capital loss carryforward	8,975	7,022
Valuation allowances	(8,975)	(7,022)
Other reserves and assets, net	10,927	5,382

	$(49,957)	$(53,934)

The Company has established valuation allowances related to certain capital loss carry-forwards. Of the total valuation allowance, approximately $1,700,000 will reduce goodwill if the tax benefit is ultimately realized. At December 31, 2001, cumulative unremitted foreign earnings, of approximately $8,000,000 have been invested indefinitely and accordingly, U.S. income taxes have not been provided on these earnings. At December 31, 2001, the Company has approximately $25,600,000 of capital loss carry-forwards, which can be utilized to offset capital gains, if any, in future periods.

5. NOTES, MORTGAGE NOTES AND OBLIGATIONS PAYABLE

Short-term bank obligations at December 31, 2001 and 2000 consist of the following:

	December 31,
	2001	2000
	(Amounts in thousands)

Secured lines of credit and bank advances of the
Company’s European subsidiaries	$3,611	$6,639
Secured lines of credit of the Company’s Canadian subsidiaries	2,637	4,942

Short-term bank obligations	$6,248	$11,581

These short-term bank obligations are secured by approximately $47,076,000 of accounts receivable, inventory and other assets, and have an average weighted interest rate of approximately 4.1% at December 31, 2001.

Notes, mortgage notes and obligations payable, included in the accompanying consolidated balance sheet at December 31, 2001 and 2000, consist of the following:

	December 31,
	2001	2000
	(Amounts in thousands)

8 7/8% Senior Notes due 2008 (“8 7/8% Notes”), net of unamortized
original issue discount of $567,000 and $628,000	$209,433	$209,372
9 1/4% Senior Notes due 2007 (“9 1/4% Notes”), net of unamortized
original issue discount of $642,000 and $733,000	174,358	174,267
9 1/8% Senior Notes due 2007 (“9 1/8% Notes”), net of unamortized
original issue discount of $1,688,000 and $1,905,000	308,312	308,095
9 7/8% Senior Subordinated Notes due 2011 (“9 7/8% Notes”), net
of unamortized original issue discount of $2,637,000 in 2001	247,363	--
9 7/8% Senior Subordinated Notes due 2004, net of unamortized
original issue discount of $703,000 in 2000	--	204,119
Ply Gem term loan	53,422	74,126
Mortgage notes payable	27,304	24,098
Other	28,780	36,066

	1,048,972	1,030,143
Less amounts included in current liabilities	58,202	9,817

	$990,770	$1,020,326

In June 2001, the Company sold $250,000,000 principal amount of its 9 7/8% Senior Subordinated Notes due 2011 (“9 7/8% Notes”) at a discount of approximately $2,727,500 which is being amortized over the life of the issue. Net proceeds from the sale of the 9 7/8% Notes, after deducting underwriting commissions and expenses amounted to approximately $241,800,000 and a portion of such proceeds was used to redeem, on July 11, 2001, approximately $204,800,000 principal amount of the Company’s 9 7/8% Senior Subordinated Notes due 2004 (which notes were called for redemption on June 13, 2001), plus an approximate $2,900,000 redemption premium thereon and approximately $7,400,000 of accrued interest thereon. As a result of this redemption, the Company recorded an extraordinary loss of approximately $5,500,000 ($.32 per share, net of tax) in the third quarter of 2001. For the year-ended December 31, 2001, the Company incurred approximately $1,250,000 ($.07 per share, net of tax) of duplicative interest expense, net of interest income, since the redemption of the 9 7/8% Senior Subordinated Notes due 2004 did not occur on the same day as the financing.

The indentures and other agreements governing the Company and its subsidiaries’indebtedness (including the indentures for the 8 7/8% Notes, the 9 1/8% Notes and the 9 1/4% Notes, (collectively, the “Senior Notes”), the 9 7/8% Notes and the credit agreement covering the Ply Gem Credit facility) contain restrictive financial and operating covenants including covenants that restrict, among other things, the payment of cash dividends, repurchase of the Company’s capital stock and the making of certain other restricted payments, the incurrence of additional indebtedness, the making of certain investments, mergers, consolidations and sale of assets (all as defined in the indentures and other agreements). Upon certain asset sales (as defined in the indentures), the Company will be required to offer to purchase, at 100% principal amount plus accrued interest to the date of purchase, Senior Notes in a principal amount equal to any net cash proceeds (as defined in the indentures) that are not invested in properties and assets used primarily in the same or related business to those owned and operated by the Company at the issue date of the Senior Notes or at the date of such asset sale and such net cash proceeds were not applied to permanently reduce Senior Indebtedness (as defined in the indentures). At February 22, 2002 approximately $121,300,000 was available for the payment of cash dividends, stock payments or other restricted payments under the terms of the Company’s most restrictive indenture governing the Senior and Senior Subordinated Notes (see Note 6).

The Company’s Ply Gem subsidiary has a credit facility with a syndicate of banks, which provides Ply Gem with a term loan and a letter of credit facility, which matures August 26, 2002. Interest on borrowings is at varying rates based, at Ply Gem’s option, on (a) the London Interbank Offered Rate (LIBOR) plus a spread or (b) the higher of (i) .5% above the federal funds rate or (ii) the bank’s prime rate. Ply Gem pays a facility fee quarterly which fluctuates between .20% and .30% of the aggregate principal amount available under the facility. The average weighted interest rate on the credit facility for the year-ended December 31, 2001 was 4.8%. The credit facility includes customary covenants, including covenants limiting Ply Gem’s ability to pledge assets or incur liens on assets and maintain certain financial covenants. Borrowings under this credit facility are collateralized by the common stock, inventory and accounts receivable of Ply Gem’s principal subsidiaries.

During 1999, the Company through its Ply Gem subsidiary entered into a $45,000,000 interest rate collar transaction to lock in the interest rate on the Ply Gem credit facility between a floor of 5.76% and a cap of 7%. This collar agreement will terminate on August 27, 2002. To the extent that the one month US Dollar Libor rate is below the collar floor, payment is due from Ply Gem for the difference. To the extent the one month US Dollar Libor rate is above the collar cap, Ply Gem is entitled to receive the difference. The one month US Dollar Libor rate at December 31, 2001 was 1.87%. Amounts received or paid as a result of the collar agreement increase or reduce interest expense. The fair value of the liability related to the interest rate collar is approximately $1,200,000 at December 31, 2001.

Mortgage notes payable of approximately $27,304,000 outstanding at December 31, 2001 include various mortgage notes and other related indebtedness payable in installments through 2025. These notes bear interest at rates ranging from 1.5% to 9.95% and are collateralized by property and equipment with an aggregate net book value of approximately $74,308,000 at December 31, 2001.

Other obligations of approximately $28,780,000 outstanding at December 31, 2001 include borrowings relating to equipment purchases, notes payable issued for acquisitions and other borrowings bearing interest at rates primarily ranging from 2.9% to 12% and maturing at various dates through 2017. Approximately $20,794,000 of such indebtedness is collateralized by property and equipment with an aggregate net book value of approximately $32,030,000 at December 31, 2001.

The table that follows is a summary of maturities of all of the Company’s debt obligations, excluding unamortized debt discount, due after December 31, 2002:

(Amounts in thousands)

2003	$4,809
2004	9,873
2005	2,383
2006	1,697
Thereafter	977,542

Approximately $30,400,000 of letters of credit have been issued under the Ply Gem Credit facility as additional security for approximately $29,000,000 of industrial revenue bonds and capital leases outstanding (included in mortgage notes payable and other in the table of notes, mortgage notes and obligations payable above) at December 31, 2001 relating to several of the Company’s manufacturing facilities.

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

The rights, which are not currently exercisable, are attached to each share of Common Stock and may be redeemed by the Directors at $.01 per share at any time. After a shareholder acquires beneficial ownership of 17% or more of the Company’s Common Stock and Special Common Stock, the rights will trade separately and become exercisable entitling a rights holder to acquire additional shares of the Company’s Common Stock having a market value equal to twice the amount of the exercise price of the right. In addition, after a person or group (“Acquiring Company”) commences a tender offer or announces an intention to acquire 30% or more of the Company’s Common Stock and Special Common Stock, the rights will trade separately and, under certain circumstances will permit each rights holder to acquire common stock of the Acquiring Company, having a market value equal to twice the amount of the exercise price of the right.

At December 31, 2001, a total of 3,527,159 shares of Common Stock were reserved as follows:

Stock option plans	2,713,376
Conversion of Special Common Stock	813,783

At December 31, 2001, 2,672,329 shares of Special Common Stock were reserved for stock option plans.

The Company has several Equity and Cash Incentive Plans which provide for the granting of options and other awards to certain officers, employees and non-employee directors of the Company. The Company has a cash incentive program for certain key employees under the 2000 Equity and Cash Incentive Plan based on the performance of the Company’s stock price. No amounts have been paid under this cash incentive program. Options granted under the Equity and Cash Incentive Plans vest over periods ranging up to five years and expire ten years from the date of grant. At December 31, 2001, 729,567 additional options are available for grant under these plans.

At December 31, 2001, 2000 and 1999, 1,854,411, 1,789,257 and 1,073,759, respectively, of options to acquire shares of Common and Special Common stock were exercisable.

The table that follows summarizes the Common and Special Common Stock option transactions for the three years ended December 31, 2001:

			Weighted
			Average
	Number	Option Price	Exercise
	Of Shares	Per Share	Price

Options outstanding at
December 31, 1998	1,007,146	$2.88-$31.88	$21.03
Granted	584,300	24.75- 33.06	28.22
Exercised	(69,833)	2.88- 22.94	13.63
Canceled	(20,000)	20.75- 30.38	25.05

Options outstanding at
December 31, 1999	1,501,613	$8.75-$33.06	$24.11
Granted	561,450	20.44- 21.63	21.56
Exercised	(1,750)	8.75- 21.63	10.59
Canceled	(20,650)	21.63- 30.38	26.75

Options outstanding at
December 31, 2000	2,040,663	$8.75-$33.06	$23.39
Granted	33,100	20.25- 27.65	24.30
Exercised	(65,954)	8.75- 22.94	21.45
Canceled	(24,000)	21.63- 27.65	23.07

Options outstanding at
December 31, 2001	1,983,809	$8.75-$33.06	$23.47

1,047 options, all of which are exercisable, have an exercise price of $8.75 and a weighted average remaining contractual life of 2 years. 173,849 options, all of which are exercisable, have an exercise price of $14.75 and a remaining contractual life of 4 years. 1,415,713 options, 1,294,649 of which are exercisable, have exercise prices ranging between $19.50 and $27.65 with a weighted average exercise price of $22.79 and a remaining contractual life ranging between 2 to 10 years. The remaining 393,200 options, 384,866 of which are exercisable, have exercise prices ranging between $29.56 and $33.06, with a weighted average exercise price of $29.82 and a remaining contractual life ranging between 6 to 8 years.

The Company accounts for stock options granted to employees pursuant to the provisions of APB Opinion No. 25, under which no compensation cost has been recognized since options are granted with exercise prices equal to the fair market value of the Common Stock at the date of grant. Had compensation cost for options granted under these plans been determined consistent with SFAS No. 123, the Company’s earnings from continuing operations and diluted earnings per share from continuing operations would have been approximately $33,500,000 and $2.99 for 2001, approximately $37,400,000 and $3.33 for 2000 and approximately $48,800,000 and $4.07 for 1999, respectively, and net earnings and diluted net earnings per share would have been approximately $7,000,000 and $.63 for 2001, approximately $37,300,000 and $3.32 for 2000 and approximately $44,800,000 and $3.74 for 1999, respectively.

The weighted average fair value of options, on the grant date, was $8.98, $9.78 and $11.60 in 2001, 2000 and 1999, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used:

	2001	2000	1999

Risk-free interest rate	Between	Between	Between
	4.33% and 4.87%	6.56% and 6.70%	4.91% and 6.31%

Expected life	5 years	5 years	5 years

Expected volatility	40%	40%	36%

Expected dividend yield	0%	0%	0%

The Company’s Board of Directors has authorized a number of programs to purchase shares of the Company’s Common and Special Common Stock. The most recent of these programs was announced on May 4, 2000 to purchase up to 1,000,000 shares of the Company’s Common and Special Common Stock in open market or negotiated transactions, subject to market conditions, cash availability and provisions of the Company’s outstanding debt instruments. As of February 22, 2002, the Company had purchased approximately 461,000 shares of its Common and Special Common Stock for approximately $9,200,000 under this program and accounted for such share purchases as treasury stock.

7. PENSION, PROFIT SHARING AND OTHER POST RETIREMENT BENEFITS

The Company and its subsidiaries have various pension, supplemental retirement plans for certain officers, profit sharing and other post retirement benefit plans requiring contributions to qualified trusts and union administered funds.

Pension and profit sharing expense charged to operations aggregated approximately $16,300,000 in 2001, approximately $13,800,000 in 2000 and approximately $10,900,000 in 1999. The Company’s policy is to fund currently the actuarially determined annual contribution of its various qualified defined benefit plans.

The table that follows provides a reconciliation of benefit obligations, plan assets and funded status of the plans in the Company’s accompanying consolidated balance sheet at December 31, 2001 and 2000:

	Pension Benefits
	2001	2000
	(Amounts in thousands)

Change in benefit obligation:
Benefit obligation at October 1,	$169,612	$144,298
Service cost	2,402	2,021
Interest cost	12,423	11,360
Plan participant contributions	409	203
Amendments	11,190	3,754
Actuarial gain due to exchange rate	(576)	--
Actuarial loss excluding assumption changes	5,755	1,702
Actuarial loss (gain) due to assumption changes	12,407	(3,888)
Obligations from an acquisition	--	19,907
Benefits and expenses paid	(13,654)	(9,745)

Benefit obligation at September 30,	$199,968	$169,612

Change in plan assets:
Fair value of plan assets at October 1,	$138,235	$118,138
Actual return on plan assets	(14,058)	10,421
Actuarial loss due to exchange rate	(511)	--
Plan assets from an acquisition	--	17,451
Employer contribution	4,830	1,872
Plan participant contributions	409	98
Benefits and expenses paid	(13,654)	(9,745)

Fair value of plan assets at September 30,	$115,251	$138,235

Funded status and statement of financial position:
Fair value of plan assets at September 30,	$115,251	$138,235
Benefit obligation at September 30,	(199,968)	(169,612)

Funded status	(84,717)	(31,377)
Amount contributed during fourth quarter	4,458	1,039
Unrecognized actuarial loss	40,441	536
Unrecognized prior service cost	18,721	8,948

Accrued benefit cost	$(21,097)	$(20,854)

Amount recognized in the statement of financial position consists of:
(a) Prepaid benefit cost	$--	$8,339
(b) Accrued benefit liabilities	(75,179)	(47,049)
(c) Intangible pension asset	18,455	7,857
(d) Accumulated other comprehensive loss before tax benefit	35,627	9,999

Accrued benefit cost	$(21,097)	$(20,854)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $199,968,000, $194,146,000 and $115,251,000, respectively, as of December 31, 2001 and $125,947,000, $122,982,000 and $83,049,000, respectively, as of December 31, 2000.

Plan assets primarily consist of cash and cash equivalents, common stock (including approximately $6,100,000 of the Company’s Common Stock and Special Common Stock at September 30, 2001), U.S. Government securities, corporate debt and mutual funds, as well as other investments, and include certain commingled funds. At December 31, 2001 and 2000, the Company has recorded as long-term restricted investments and marketable securities held by pension trusts, in the accompanying consolidated balance sheet, approximately $73,600,000 and $32,400,000, respectively, which have been contributed to trusts and are available to fund obligations included in the table above relating to supplemental retirement plans. During 2001 and 2000, one of the trusts related to the Company’s supplemental retirement plans loaned funds to certain officers of the Company who have fully vested retirement benefits in such plans. At December 31, 2001, approximately $35,190,000 of notes receivable from these officers, consisting of $11,675,000 of notes receivable, bearing interest at 6.75% and maturing in 2015, $17,100,000 of notes receivable, bearing interest at 5.43% and maturing in 2016 and $6,415,000 of notes receivable, bearing interest at 5.57% and maturing in 2016, are included in restricted investments and marketable securities held by pension trusts in the Company’s accompanying consolidated balance sheet.

The weighted average rate assumptions used in determining pension costs and the projected benefit obligation are as follows:

	For the Years ended December 31,
	2001	2000	1999

Discount rate	7.00%	7.75%	7.50%
Expected long-term average return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%	5.00%

The Company’s net periodic benefit cost for its defined benefit plans for 2001, 2000, and 1999 consist of the following components:

	For the Years ended December 31,
	2001	2000	1999
	(Amounts in thousands)

Service cost	$2,402	$2,021	$1,722
Interest cost	12,423	11,360	10,019
Expected return on plan assets	(11,074)	(10,332)	(9,440)
Amortization of prior service cost	1,419	1,555	795
Recognized actuarial loss	1,471	1,411	875
Settlement loss	1,921	--	--

Net periodic benefit cost	$8,562	$6,015	$3,971

The table that follows provides a reconciliation of the benefit obligations, plan assets and funded status of the Post Retirement Health Benefit Plan of one of the Company’s subsidiaries included in the accompanying consolidated balance sheet at December 31, 2001 and 2000:

	Non-pension
	Post Retirement
	Health Benefits
	2001	2000
	(Amounts in thousands)

Change in benefit obligation:
Benefit obligation at October 1,	$20,486	$16,812
Service cost	285	236
Interest cost	1,509	1,293
Plan participant contributions	91	83
Amendments	--	318
Actuarial loss excluding assumption changes	1,440	2,008
Actuarial loss due to assumption changes	4,170	1,301
Benefits and expenses paid	(1,724)	(1,565)

Benefit obligation at September 30,	$26,257	$20,486

Change in plan assets:
Fair value of plan assets at October 1,	$--	$--
Employer contribution	1,633	1,482
Plan participant contributions	91	83
Benefits and expenses paid	(1,724)	(1,565)

Fair value of plan assets at September 30,	$--	$--

Funded status and statement of financial position:
Fair value of plan assets at September 30,	$--	$--
Benefit obligation at September 30,	(26,257)	(20,486)

Funded status	(26,257)	(20,486)
Amount contributed during fourth quarter	388	414
Unrecognized actuarial loss	9,216	3,755
Unrecognized prior service cost	257	309

Accrued benefit cost	$(16,396)	$(16,008)

The Company’s net periodic benefit cost for its subsidiary’s Post Retirement Health Benefit Plan for 2001, 2000 and 1999 consists of the following components:

	For the Years ended December 31,
	2001	2000	1999
	(Amounts in thousands)

Service cost	$285	$236	$226
Interest cost	1,509	1,293	1,189
Amortization of prior service cost	52	9	--
Recognized actuarial loss	149	--	--

Net periodic post retirement health benefit cost	$1,995	$1,538	$1,415

For purposes of calculating the post retirement health benefit cost, a medical inflation rate of 11.0% was assumed for 2001. The rate was assumed to decrease gradually to an ultimate rate of 5.0% by 2005.

Assumed health care cost trend rates have a significant effect on the amounts reported for the post retirement health benefit plan. A one-percentage-point change in assumed health care cost trend rate would have the following effect:

	Decrease Trend 1%	Increase Trend 1%
	(Amounts in thousands)

Effect on the total service and interest cost components	$(205)	$247
Effect on the post retirement benefit obligation	$(2,667)	$3,164

8. COMMITMENTS AND CONTINGENCIES

The Company provides accruals for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.

At December 31, 2001, the Company and its subsidiaries are obligated under lease agreements for the rental of certain real estate and machinery and equipment used in its operations. Minimum annual rental obligations aggregate approximately $76,679,000 at December 31, 2001. The obligations are payable as follows:

2002	$ 15,911,000
2003	13,160,000
2004	10,539,000
2005	7,401,000
2006	6,037,000
Thereafter	23,631,000

Certain of these lease agreements provide for increased payments based on changes in the consumer price index. Rental expense charged to operations in the accompanying consolidated statement of operations was approximately $21,100,000, $19,900,000 and $14,300,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Under certain of these lease agreements, the Company or its subsidiaries are also obligated to pay insurance and taxes.

The Company and its subsidiaries have guaranteed certain obligations of various third parties that aggregate approximately $30,800,000 at December 31, 2001. Approximately $28,100,000 relates to Ply Gem’s guarantee of base rental payments through June 30, 2016 under a facility leased by SNE Enterprises, Inc. (“SNE”), which was sold on September 21, 2001. The buyer of SNE has provided certain indemnifications and other rights to Ply Gem for any payments that it might be required to make pursuant to this guarantee. The Company believes that no obligation to make payments by Ply Gem exists under the guarantee and, accordingly, has not recorded any liabilities at December 31, 2001 in the Company’s accompanying consolidated balance sheet in accordance with generally accepted accounting principles currently in effect in the United States.

The Company is subject to other contingencies, including legal proceedings and claims arising out of its businesses that cover a wide range of matters, including, among others, environmental matters, contract and employment claims, product liability, warranty and modification, adjustment or replacement of component parts of units sold, which may include product recalls. Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned, including litigation concerning a commercial airline fatal accident. The Company has used various substances in its products and manufacturing operations which have been or may be deemed to be hazardous or dangerous, and the extent of its potential liability, if any, under environmental, product liability and workers’compensation statutes, rules, regulations and case law is unclear. Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated.

A subsidiary of the Company is a defendant in a number of lawsuits alleging damage caused by alleged defects in certain pressure treated wood products. Many of the suits have been resolved by dismissal or settlement with amounts being paid out of insurance proceeds or other third party recoveries. The subsidiary continues to vigorously defend the remaining suits. Certain defense and indemnity costs are being paid out of insurance proceeds and proceeds from a settlement with suppliers of material used in the production of the treated wood products. The subsidiary has engaged in coverage litigation with certain insurers and has settled coverage claims with several of the insurers. The Company believes that the remaining coverage disputes will be resolved on a satisfactory basis and additional coverage will be available. In reaching this belief, the Company analyzed insurance coverage and the status of the coverage litigation, considered the history of settlements with primary and excess insurers and consulted with counsel. The Company has recorded liabilities of approximately $10,266,000 at December 31, 2001 for the estimated costs to resolve these outstanding matters. The Company has also recorded receivables at December 31, 2001 of approximately $8,121,000 for the estimated recoveries which are deemed probable of collection related to insurance litigation matters discussed above.

While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, the Company believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on the consolidated financial position or results of operations of the Company. It is possible, however, that future results of operations for any particular future period could be materially affected by changes in our assumptions or strategies related to these contingencies or changes out of the Company’s control.

9. DISCONTINUED OPERATIONS

On September 21, 2001, the Company sold the capital stock of Peachtree and SNE, subsidiaries of its Ply Gem subsidiary for approximately $45,000,000, and recorded a pre-tax loss on the sale of approximately $34,000,000 ($1.79 per share, net of tax), including the write off of approximately $11,700,000 of unamortized intangible assets. Peachtree and SNE were previously part of the Windows, Doors and Siding Products segment. A portion of the cash proceeds was used to pay down approximately $20,500,000 of outstanding debt under the Company’s Ply Gem Credit facility.

The table that follows presents a summary of the results of discontinued operations for the years ended December 31, 2001, 2000 and 1999:

	For the Years Ended December 31,
	2001	2000	1999
	(Amounts in thousands)

Net sales	$225,600	$341,800	$316,400

Loss before income tax benefit	(4,400)	(200)	(6,200)
Income tax benefit	(1,500)	(100)	(2,200)

Loss from discontinued operations	(2,900)	(100)	(4,000)
Loss on sale of discontinued operations,
net of income tax benefits of $14,000,000	(20,000)	--	--

Loss from discontinued operations	$(22,900)	$(100)	$(4,000)

Depreciation and amortization expense	$3,529	$5,086	$4,359

The table that follows presents a breakdown of the major components of assets and liabilities of discontinued operations at December 31, 2000:

December 31, 2000
(Amounts in thousands)

Assets:
Accounts receivable, less allowances of $1,638,000	$24,774
Inventories	27,908
Property and equipment, net	52,323
Intangible assets, less accumulated amortization
of $900,000	12,415
Other assets	9,103

Total assets of discontinued operations	$126,523

Liabilities:
Accounts payable	$21,418
Accrued expenses	12,246
Deferred income taxes	7,016
Notes, mortgage notes and obligations payable	266
Other liabilities	12,845

Total liabilities of discontinued operations	$53,791

10. OPERATING SEGMENT INFORMATION AND CONCENTRATION OF CREDIT RISK

The Company is a diversified manufacturer of residential and commercial building products, which is organized within three principal operating segments: the Residential Building Products Segment; the Air Conditioning and Heating Products Segment; and the Windows, Doors and Siding Products Segment. Individual subsidiary companies are included in each of the Company’s three principal operating segments based on the way the chief operating decision maker manages the business and on the similarity of products, production processes, customers and expected long-term financial performance. In the tables below, Other includes corporate related items, results of insignificant operations, intersegment eliminations and certain income and expense items not allocated to reportable segments.

The Residential Building Products Segment manufactures and distributes built-in products primarily for the residential new construction, DIY and professional remodeling and renovation markets. The principal products sold by the Segment include, kitchen range hoods, exhaust fans (such as bath fans and fan, heater and light combination units) indoor air quality products, bath cabinets, radio intercoms and central vacuum systems. The Air Conditioning and Heating Products Segment principally manufactures and sells heating, ventilating and air conditioning (“HVAC”) systems for custom-designed commercial applications and for manufactured and site-built residential housing. The Windows, Doors and Siding Products Segment principally manufactures and distributes, for use in the residential construction, DIY and professional renovation markets: (i) vinyl siding, skirting, soffit and accessories, (ii) vinyl and composite windows, (iii) vinyl patio and entry doors, (iv) vinyl blocks, vents, shutters, sunrooms, fencing, railing and decking and (v) aluminum trim coil, soffit and accessories.

On September 21, 2001, the Company sold the capital stock of Peachtree and SNE, subsidiaries of Ply Gem. Accordingly, the results of Peachtree and SNE, which were previously part of the Windows, Doors and Siding Products Segment, have been excluded from earnings from continuing operations and classified separately as discontinued operations for all periods presented (see Notes 1 and 9). Accordingly, the Windows, Doors and Siding Products Segment information presented below excludes Peachtree and SNE for all periods.

The accounting policies of the segments are the same as those described in Note 1 Summary of Significant Accounting Policies. The Company evaluates segment performance based on operating earnings before allocations of corporate overhead costs. Intersegment net sales and intersegment eliminations are not material for any of the periods presented. The income statement impact of all purchase accounting adjustments, including goodwill and intangible assets amortization, is reflected in the operating earnings of the applicable operating segment; however, the corresponding purchase accounting balance sheet adjustments related to goodwill and intangible assets are not allocated to the individual operating segments. Unallocated assets consist primarily of cash and cash equivalents, marketable securities, prepaid and deferred income taxes, goodwill, intangible assets, deferred debt expense and long-term restricted investments and marketable securities.

Summarized financial information for the Company’s reportable segments is presented in the tables that follow for each of the three years in the period ended December 31, 2001.

	For the Years ended December 31,
	2001	2000	1999
	(Amounts in thousands)

Net Sales:
Residential Building Products	$660,008	$667,394	$639,915
Air Conditioning and Heating Products	633,772	630,049	540,275
Windows, Doors and Siding Products	493,598	484,641	415,304
Other	68,165	70,992	76,032

Consolidated net sales	$1,855,543	$1,853,076	$1,671,526

Operating Earnings (Loss):
Residential Building Products	$91,008	$90,869	$94,704
Air Conditioning and Heating Products	51,001	74,812	66,958
Windows, Doors and Siding Products	41,866	23,894	43,419
Other, net	(26,628)	(23,980)	(20,363)

Consolidated operating earnings	157,247	165,595	184,718

Unallocated:
Interest expense	(101,898)	(97,395)	(96,490)
Investment income	10,651	7,600	7,972

Earnings from continuing operations before
provision for income taxes	$66,000	$75,800	$96,200

	December 31,
	2001	2000	1999
	(Amounts in thousands)

Segment Assets:
Residential Building Products	$242,741	$253,893	$268,871
Air Conditioning and Heating Products	223,028	227,196	198,260
Windows, Doors and Siding Products	220,485	220,744	196,718
Other	29,577	27,272	31,639

	715,831	729,105	695,488

Unallocated:
Cash, cash equivalents and marketable securities	260,197	149,745	122,719
Goodwill and intangible assets	672,391	695,553	710,625
Prepaid income taxes	45,576	42,017	49,738
Assets of discontinued operations	--	126,523	134,421
Other assets	135,909	93,869	78,434

Consolidated assets	$1,829,904	$1,836,812	$1,791,425

	For the Years ended December 31,
	2001	2000	1999
	(Amounts in thousands)

Depreciation and Amortization Expense:
Residential Building Products	$22,911	$20,327	$20,584
Air Conditioning and Heating Products	13,798	12,153	10,625
Windows, Doors and Siding Products	21,766	20,820	18,318
Other	1,408	1,391	1,646

Consolidated depreciation and amortization expense	$59,883	$54,691	$51,173

Amortization of Goodwill included in
Depreciation and Amortization Expense:
Residential Building Products	$7,401	$7,446	$6,960
Air Conditioning and Heating Products	1,317	1,381	1,201
Windows, Doors and Siding Products	7,676	7,678	7,432

Consolidated goodwill amortization expense	$16,394	$16,505	$15,593

Capital Expenditures:
Residential Building Products	$14,412	$9,844	$10,840
Air Conditioning and Heating Products	11,165	13,958	10,814
Windows, Doors and Siding Products	14,263	7,265	15,707
Other	2,226	1,305	1,442

Consolidated capital expenditures	$42,066	$32,372	$38,803

Foreign net sales were approximately 14%, 12% and 11% of consolidated net sales for the years ended December 31, 2001, 2000 and 1999, respectively. Foreign Long-Lived Assets were approximately 8%, 8% and 8% of consolidated Long-Lived Assets for the years ended December 31, 2001, 2000 and 1999, respectively. Foreign net sales are attributed based on the location of the Company’s subsidiary responsible for the sale. As required, Long-Lived Assets exclude financial instruments and deferred income taxes.

No single customer accounts for 10% or more of consolidated net sales or accounts receivable.

The Company operates internationally and is exposed to market risks from changes in foreign exchange rates. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions. At December 31, 2001, the Company had no significant concentrations of credit risk.

11. ACCRUED EXPENSES AND TAXES, NET

Accrued expenses and taxes, net, included in current liabilities in the accompanying consolidated balance sheet, consist of the following at December 31, 2001 and 2000:

	December 31,
	2001	2000
	(Amounts in thousands)

Payroll, pension and employee benefits	$46,803	$38,532
Insurance and employee health benefit accruals	15,433	15,707
Interest	23,396	29,150
Product warranty	15,090	15,188
Sales and marketing	27,458	20,050
Employee termination and other costs	869	943
Other, net	35,450	25,262

	$164,499	$144,832

Long-term accrued expenses, included in other liabilities in the accompanying consolidated balance sheet, consist of the following at December 31, 2001 and 2000:

	December 31,
	2001	2000
	(Amounts in thousands)

Employee pension retirement benefit obligations	$72,655	$45,088
Product warranty	18,382	17,205
Post retirement health benefit obligations	15,590	14,851
Insurance	13,108	15,949
Other, net	39,679	33,264

	$159,414	$126,357

The Company has recorded liabilities, in connection with acquisitions, which were established between 1997 and 2000 related to employee terminations and other exit costs associated with management’s plans to eliminate certain activities of the acquired entities. In 2001, the Company did not provide any additional liabilities and provided approximately $300,000 and $4,700,000 in the years ended December 31, 2000 and 1999, respectively, which principally related to termination of certain employees and closing certain facilities of acquired businesses. As of December 31, 2001, plans for eliminating certain activities have been finalized for all significant acquisitions.

Charges to liabilities for employee termination include payroll, payroll taxes and insurance benefits related to severance packages and were approximately $100,000, $1,200,000 and $3,200,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Charges to liabilities for other exit costs relate principally to lease costs and other costs of closing facilities and legal and consulting fees that were incurred due to the implementation of the Company’s exit strategies. In 2001, there were no charges to liabilities for other exit costs and charges were approximately $800,000 and $1,400,000 for the years ended December 31, 2000 and 1999, respectively.

12. OTHER INCOME AND EXPENSE

During 2001, the Company expensed approximately $3,000,000 of manufacturing costs incurred in connection with the start up of a residential air conditioning facility and a vinyl fence and decking facility. Also, in the year 2001, the Company expensed as a charge to continuing operations approximately $6,300,000 of fees and expenses associated with the Company’s material procurement strategy and estimates that it has realized between approximately $4,000,000 (unaudited) and $6,000,000 (unaudited) of benefits to date. In addition, the Company has also realized reductions in the cost of certain purchased materials, particularly PVC resin and steel, in part, due to declining prices. Approximately $2,700,000 of the fees and expenses associated with the material procurement strategy was charged to the Residential Building Products Segment, $2,800,000 to the Air Conditioning and Heating Products Segment, $600,000 to the Windows, Doors and Siding Products Segment and $200,000 to the Other Segment, in 2001. In the first half of 2001, the Company recorded, in operating earnings, a non-taxable gain of approximately $3,200,000 ($.29 per share) from net death benefit insurance proceeds relating to life insurance maintained on former managers. In the year 2001, the Company also incurred certain duplicative net interest expense (see Note 5). In the third quarter of 2001, the Company recorded approximately $1,700,000 (included in investment income) of interest income resulting from the favorable abatement of state income taxes. The abatement of state income taxes did not have a significant effect on the overall annual effective income tax rate. In the second quarter of 2000, the Company sold a parcel of land resulting in a pre-tax gain of approximately $1,700,000 ($.10 per share, net of tax) which is included in operating earnings.

13. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

The tables that follow summarize unaudited quarterly financial data for the years ended December 31, 2001 and December 31, 2000:

	For the Quarters Ended
	April 1	July 1	September 30	December 31
	(In thousands except per share amounts)

2001
Net sales	$411,167	$512,436	$487,510	$444,430
Gross profit	102,518	136,921	128,292	123,386
Selling, general and
administrative expense	72,139	74,803	82,800	81,404
Depreciation and amortization expense	14,633	14,700	14,603	15,947
Goodwill amortization expense included
in depreciation and amortization expense	4,167	4,102	4,030	4,095
Operating earnings	24,730	56,501	39,747	36,269
Earnings from continuing operations	1,600	18,500	6,900	7,500
Earnings (loss) from discontinued
operations	(4,000)	1,200	(20,100)	--
Net earnings (loss)	$(2,400)	$19,700	$(16,800)	$7,500

Earnings (loss) per share:
Earnings from continuing operations:
Basic	$.15	$1.69	$.63	$.68
Diluted	$.15	$1.65	$.61	$.68

Earnings (loss) from discontinued operations:
Basic	$(.37)	$.11	$(1.84)	$--
Diluted	$(.37)	$.11	$(1.79)	$--

Net earnings (loss):
Basic	$(.22)	$1.80	$(1.54)	$.68
Diluted	$(.22)	$1.76	$(1.50)	$.68

	For the Quarters Ended
	April 3	July 3	October 2	December 31
	(In thousands except per share amounts)

2000
Net sales	$420,424	$505,213	$494,627	$432,812
Gross profit	109,744	130,041	127,147	105,046
Selling, general and
administrative expense	69,120	70,594	72,933	71,207
Depreciation and amortization expense	14,100	13,970	13,166	13,455
Goodwill amortization expense included
in depreciation and amortization expense	4,052	4,077	4,138	4,238
Operating earnings	35,002	53,919	48,548	28,126
Earnings from continuing operations	7,400	16,900	13,000	4,400
Earnings (loss) from discontinued
operations	(3,400)	2,200	2,700	(1,600)
Net earnings	$4,000	$19,100	$15,700	$2,800

Earnings (loss) per share:
Earnings from continuing operations:
Basic	$.64	$1.49	$1.18	$.40
Diluted	$.64	$1.48	$1.18	$.40

Earnings (loss) from discontinued operations:
Basic	$(.29)	$.19	$.24	$(.14)
Diluted	$(.29)	$.19	$.24	$(.14)

Net earnings:
Basic	$.35	$1.68	$1.42	$.26
Diluted	$.35	$1.67	$1.42	$.26

See Notes 1, 2 and 12 and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7 of Part II of this report, regarding certain other quarterly transactions which impact the operating results in the above table including dispositions, financing activities, new accounting pronouncements, acquisitions, sales volume, material costs, rationalization and relocation of manufacturing operations, material procurement strategies, weakness in the manufactured housing industry and an extraordinary loss from debt retirement in the third quarter of 2001.

Report of Independent Public Accountants
To Nortek, Inc.:

We have audited the accompanying consolidated balance sheet of Nortek, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ investment and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedules referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nortek, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

As explained in Note 1 of the Notes to the Consolidated Financial Statements, during the third quarter of 2001, the Company adopted Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Adoption of this standard did not result in any material changes in net earnings from accounting standards previously applied. Adoption of this standard did result in the accounting for the loss on the sale of certain businesses and their related operating results in 2001 as discontinued operations. Accordingly, the presentation for all periods presented has been reclassified to conform with the new standard.

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

ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 28, 2002

NORTEK, INC. (PARENT COMPANY)
SCHEDULE I CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

Condensed Balance Sheet

	December 31,
	2001	2000
	(Amounts in thousands)

Assets

Current Assets:
Unrestricted
Cash and cash equivalents	$83,260	$57,218
Marketable securities available for sale at fair value	48,872	8,042
Restricted
Cash and investments at cost, which approximates fair value	2,805	8,006

Notes and accounts receivable, net	1,747	1,798
Prepaid expenses and other current assets	255	350
Prepaid income taxes	6,300	4,900

Total current assets	143,239	80,314

Property and equipment, at cost	3,198	1,706
Less accumulated depreciation	1,432	1,340

Total property and equipment, net	1,766	366

Investments and Other Assets:
Net intercompany balance and investment in subsidiaries	1,105,010	1,120,425
Deferred debt expense, net	18,636	18,152
Deferred tax benefit	7,000	900
Other	36,884	35,612

	1,167,530	1,175,089

	$1,312,535	$1,255,769

Liabilities and Stockholders’ Investment

Current Liabilities:
Current maturities of long-term debt	$6	$5,000
Accounts payable	6,472	2,241
Accrued expenses and taxes, net	34,462	31,632

Total current liabilities	40,940	38,873

Other long-term liabilities	56,955	34,992

Senior notes, net of unamortized discount	692,103	691,734

Senior subordinated notes, net of unamortized discount	247,363	204,119

Other long-term debt	3,861	3,840

Commitments and Contingencies (Note 2)

Stockholders’ Investment:
Preference stock, $1 par value; authorized 7,000,000 shares, none issued	--	--
Common Stock, $1 par value; authorized 40,000,000 shares, 18,829,199
and 18,752,974 shares issued	18,829	18,753
Special Common Stock, $1 par value; authorized 5,000,000 shares,
813,783 and 827,504 shares issued	814	828
Additional paid-in capital	210,214	208,813
Retained earnings	192,866	184,866
Accumulated other comprehensive loss	(39,725)	(19,367)
Less--treasury common stock at cost, 8,377,935 and 8,377,834 shares	(109,616)	(109,613)
--treasury special common stock at cost, 290,136 and 290,107 shares	(2,069)	(2,069)

Total stockholders’ investment	271,313	282,211

	$1,312,535	$1,255,769

The accompanying notes are an integral part of these condensed financial statements.

Condensed Statement of Operations
	For the Years Ended December 31,
	2001	2000	1999
	(In thousands except per share amounts)

Revenues:
Charges and allocations to subsidiaries	$71,942	$79,359	$73,307
Investment income	5,514	2,835	5,441
Other income	234	12	508

Total revenues	77,690	82,206	79,256

Expenses:
Selling, general and administrative expense	31,173	25,710	21,885
Interest expense	95,340	88,553	87,326
Other expense	689	509	1,149

Total expenses	127,202	114,772	110,360

Loss from continuing operations before equity in
subsidiaries’ earnings	(49,512)	(32,566)	(31,104)
Equity in subsidiaries’ earnings before provision for income taxes	115,512	108,366	127,304

Earnings from continuing operations before provision
for income taxes	66,000	75,800	96,200
Provision for income taxes	31,500	34,100	42,900

Earnings from continuing operations	34,500	41,700	53,300
Loss from discontinued operations	(22,900)	(100)	(4,000)
Extraordinary loss from debt retirement	(3,600)	--	--

Net earnings	$8,000	$41,600	$49,300

Earnings (loss) per share:
Earnings per share from continuing operations:
Basic	$3.15	$3.72	$4.53

Diluted	$3.09	$3.71	$4.44

Loss from discontinued operations:
Basic	$(2.09)	$(.01)	$(.34)

Diluted	$(2.05)	$(.01)	$(.33)

Extraordinary loss from debt retirement:
Basic	$(.33)	$--	$--

Diluted	$(.32)	$--	$--

Net earnings:
Basic	$.73	$3.71	$4.19

Diluted	$.72	$3.70	$4.11

Weighted average number of shares:
Basic	10,937	11,202	11,763

Diluted	11,151	11,246	11,982

The accompanying notes are an integral part of these condensed financial statements.

Condensed Statement of Cash Flows
	For the Years Ended December 31,
	2001	2000	1999
	(Amounts in thousands)

Cash Flows from operating activities:
Earnings from continuing operations	$34,500	$41,700	$53,300
Loss from discontinued operations	(22,900)	(100)	(4,000)
Extraordinary loss from debt retirement	(3,600)	--	--

Net earnings	8,000	41,600	49,300

Adjustments to reconcile net earnings to cash:
Depreciation and amortization expense	380	384	446
Non-cash interest expense, net	3,529	3,508	3,253
Loss on debt retirement	5,500	--	--
Equity in subsidiaries’ earnings
before provision for income taxes	(115,512)	(108,366)	(127,304)
Charges and allocations to subsidiaries	(71,942)	(79,359)	(73,307)
Net transfers from subsidiaries, principally cash	200,812	167,195	103,880
Deferred federal income tax (credit) provision	(900)	7,000	15,700
Deferred federal income tax (credit) provision on
discontinued operations	(4,000)	2,100	1,400

Changes in certain assets and liabilities, net of effects
from acquisitions and dispositions:
Notes and accounts receivable and other current assets	6	(189)	(3,080)
Other assets	(428)	(926)	(1,844)
Accounts payable	4,231	1,255	(67)
Accrued expenses and taxes	3,194	(2,714)	(11,787)
Long-term liabilities	1,710	4,155	691
Other, net	80	(184)	384

Total adjustments to net earnings	26,660	(6,141)	(91,635)

Net cash provided by (used in) operating activities	34,660	35,459	(42,335)

Cash Flows from investing activities:
Capital expenditures	(1,556)	(191)	(135)
Purchases of investments and marketable securities	(117,798)	(16,009)	(84,596)
Proceeds from the sale of investments and marketable securities	76,968	37,275	142,794
Cash contributed to subsidiaries for businesses acquired	(1,900)	(11,287)	(44,737)
Change in restricted cash, investments and marketable securities	5,201	1,404	7,121
Other, net	--	591	(2,802)

Net cash (used in) provided by investing activities	(39,085)	11,783	17,645

Cash Flows from financing activities:
Sale of 9 7/8% Senior Subordinated Notes due 2011	241,800	--	--
Redemption of 9 7/8% Senior Subordinated Notes due 2004	(207,700)	--	--
Repayment of other long-term debt	(5,005)	--	--
Exercise of stock options	1,307	19	657
Purchase of Nortek Common and Special Common Stock	(3)	(11,776)	(14,524)
Other, net	68	52	--

Net cash provided by (used in) financing activities	30,467	(11,705)	(13,867)

Net increase (decrease) in unrestricted cash and investments	26,042	35,537	(38,557)
Unrestricted cash and investments at the beginning of the year	57,218	21,681	60,238

Unrestricted cash and investments at the end of the year	$83,260	$57,218	$21,681

Interest paid on indebtedness	$93,785	$83,946	$83,947

Net income taxes paid, including amounts paid by subsidiaries	$4,500	$19,279	$25,500

The accompanying notes are an integral part of these condensed financial statements.

NORTEK, INC. (PARENT COMPANY)
SCHEDULE I CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

Notes to Condensed Financial Statements
December 31, 2001

1.

The accompanying condensed financial statements of Nortek, Inc. (“the Registrant”) have been prepared in accordance with the reduced disclosure requirements permitted by Form 10-K, Part IV, Item 14, Schedule I - Condensed Financial Information of the Registrant. The Consolidated Financial Statements and related notes of Nortek, Inc. and Subsidiaries are included elsewhere herein in this Form 10-K (Part II, Item 8) and are incorporated herein by reference. Certain amounts have been reclassified to conform to the 2001 presentation.

2.

Descriptions of material contingencies, significant provisions of long-term debt obligations and commitments of the Registrant are included in Notes 1, 5 and 8 of the Notes to the Nortek, Inc. and Subsidiaries Consolidated Financial Statements, which are incorporated herein by reference. The following is a summary of maturities of long-term debt of the Registrant’s debt obligations, excluding unamortized discount, at December 31, 2001:

(Amounts in thousands)
2003	7
2004	3,847
2005	7
2006	--
Thereafter	945,000

3.

The Registrant’s net investment in subsidiaries is net of the cumulative amount of intercompany cash transfers and other transactions, which includes approximately $93,400,000 of notes payable to a subsidiary of Nortek that bear interest at rates ranging from 8% to 10%. Interest expense of approximately $3,900,000 and $900,000, respectively, related to these notes is included in interest expense in the accompanying condensed statement of operations for the years ended December 31, 2001 and 2000. There was no interest expense charged in 1999.

4.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”(“SFAS No. 144”). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets. This Statement supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, ”Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 with early adoption encouraged. The Company adopted SFAS No. 144 in the third quarter of 2001 and applied this accounting standard as of the beginning of the year. Adoption of this accounting standard did not result in any material changes in net earnings from accounting standards previously applied. Adoption of this standard did result in the accounting for the loss on the sale of certain businesses and their related operating results in 2001 as discontinued operations. Accordingly, the presentation for all periods presented has been reclassified to conform with the new standard.

On September 21, 2001, the Company’s Ply Gem Industries, Inc. (“Ply Gem”) subsidiary sold the capital stock of Peachtree Doors and Windows, Inc. (“Peachtree”) and SNE Enterprises, Inc. (“SNE”) for approximately $45,000,000 and recorded a loss on the sale of approximately $20,000,000, which is included in the loss from discontinued operations in the accompanying condensed statement of operations. Ply Gem used the proceeds to pay down approximately $20,500,000 of outstanding debt under Ply Gem’s Credit facility and for general corporate purposes.

As a result, included in net intercompany balance and investment in subsidiaries as of December 31, 2000 is a net investment in discontinued operations of $72,732,000 consisting of assets of $126,523,000 and liabilities of $53,791,000 related to the Company’s indirect net investment in Peachtree and SNE.

5.

Included in the Registrant’s condensed statement of cash flows for the years ended December 31, 2001, 2000 and 1999 (in net transfers from subsidiaries, principally cash) are non-cash dividends (declared by subsidiaries’ Board of Directors) from subsidiaries of approximately $280,000,000, $215,000,000 and $250,000,000, respectively.

At December 31, 2001 and 2000, the Company’s subsidiaries, principally Ply Gem, had unrestricted cash and investments and marketable securities of approximately $123,705,000 and $73,711,000, respectively.

6.

Certain of the Registrant’s subsidiaries have entered into financing agreements which contain various restrictive covenants that place limitations on the amount of distributions and advances to the Registrant. At December 31, 2001, approximately $394,600,000 (of which approximately $282,500,000 is goodwill) of subsidiary net assets, principally Ply Gem and its subsidiaries, was restricted and approximately $70,500,000, principal amount of subsidiary indebtedness was outstanding under these financing agreements.

7.

The combined liabilities, excluding deferred income taxes, of the Company’s subsidiaries at December 31, 2001 were approximately $467,400,000 consisting of $111,900,000 of short and long-term debt, $123,000,000 of accounts payable and $232,500,000 of short and long-term accruals, taxes and other obligations (of which approximately $130,000,000 is classified as short-term).

NORTEK, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

							Balance
	Balance at	Charged to	Charged to		Deduction		at
	Beginning	Cost	Other		from		End of
Classification	of Year	and Expense	Accounts		Reserves		Year
	(Amounts in thousands)

For the year-ended December 31, 1999:
Allowance for doubtful accounts and sales allowances	$5,834	$3,536	$643	(b)	$(2,206	)(a)	$7,807

For the year-ended December 31, 2000:
Allowance for doubtful accounts and sales allowances	$7,807	$5,369	$(63	)(b)	$(4,952	)(a)	$8,161

For the year-ended December 31, 2001:
Allowance for doubtful accounts and sales allowances	$8,161	$5,518	$(42	)(b)	$(3,143	)(a)	$10,494

(a) Amounts written off, net of recoveries

(b) Other

NORTEK, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibits marked with an asterisk are filed herewith. The remainder of the exhibits have heretofore been filed with the Commission and are incorporated herein by reference. Exhibits marked with a double asterisk identify each management contract or compensatory plan or arrangement.

3.1	Restated Certificate of Incorporation of Nortek, Inc.(Exhibit 2 to Form 8-K filed April 23, 1987, File No. 1-6112).

3.2	Amendment to Restated Certificate of Incorporation of Nortek, Inc. effective May 10, 1989 (Exhibit 3.2 to Form 10-K filed March 30, 1990, File No. 1-6112).

3.3	By-laws of Nortek, Inc. (as amended through September 19, 1996)(Exhibit 3.3 to Form 10-Q filed November 5, 1996, File No. 1-6112).

3.4	Amendment to By-laws of Nortek, Inc. (Exhibit 3.1 to Form 8-K filed April 23, 1999, File No. 1-6112).

4.1	Second Amended and Restated Rights Agreement dated as of April 1, 1996 between the Company and State Street Bank and Trust Company, as Rights Agent (Exhibit 1 to Form 8-K filed April 2, 1996, File No. 1-6112).

4.2	Indenture dated as of June 12, 2001 between the Company and State Street Bank and Trust Company, as Trustee, relating to the 9 7/8% Senior Subordinated Notes due 2011 (Exhibit 4.1 to Registration Statement No. 333-64130 filed July 11, 2001).

4.3	Indenture dated as of March 17, 1997 between the Company and State Street Bank and Trust Company, as Trustee, relating to the 9 1/4% Series A and Series B Senior Notes due March 15, 2007 (Exhibit 4.2 to Registration Statement No. 333-25505 filed April 18, 1997).

4.4	Indenture dated as of August 26, 1997 between the Company and State Street Bank and Trust Company, as Trustee, relating to the 9 1/8% Series A and Series B Senior Notes due September 1, 2007 (Exhibit 4.1 to Registration Statement No. 333-36711 filed September 30, 1997).

4.5	Indenture dated as of July 31, 1998 between the Company and State Street Bank and Trust Company, as Trustee, relating to the 8 7/8% Series A and Series B Senior Notes due August 1, 2008 (Exhibit 4.1 to Registration Statement No. 333-64731 filed September 30, 1998).

**10.1	Employment Agreement between Richard L. Bready and the Company, dated as of January 1, 1984 (Exhibit 10.2 to Form 10-K filed March 31, 1986, File No. 1-6112).

**10.2	Amendment dated as of March 3, 1988 to Employment Agreement between Richard L. Bready and the Company dated as of January 1, 1984 (Exhibit 19.2 to Form 10-Q filed May 17, 1988, File No. 1-6112).

**10.3	Second Amendment dated as of November 1, 1990 to Employment Agreement between Richard L. Bready and the Company dated as of January 1, 1984 (Exhibit 10.3 to Form 10-K filed April 1, 1991, File No. 1-6112).

**10.4	Employment Agreement between Richard L. Bready and the Company dated as of February 26, 1997 (Exhibit 10.3 to Form 10-Q filed May 12, 1997, File No. 1-6112).

**10.5	Amendment No. 1 dated June 13, 1997 to Employment Agreement between Richard L. Bready and the Company dated as of February 26, 1997 (Exhibit 10.2 to Form 10-Q filed August 8, 1997, File No. 1-6112).

**10.6	Amendment No. 2 dated June 30, 1998 to Employment Agreement between Richard L. Bready and the Company dated as of February 26, 1997 (Exhibit 10.1 to Form 10-Q/A filed December 1, 1998, File No. 1-6112).

**10.7	Amended and Restated Deferred Compensation Agreement dated as of June 1, 2001 between Richard L. Bready and the Company (Exhibit 10.2 to Form 10-Q filed August 10, 2001, File No. 1-6112).

**10.8	Amended and Restated Deferred Compensation Agreement dated as of June 1, 2001 between Almon C. Hall and the Company (Exhibit 10.3 to Form 10-Q filed August 10, 2001, File No. 1-6112).

**10.9	1984 Stock Option Plan, as amended through May 27, 1987 (Exhibit 28.2 to Registration Statement No. 33-22527 filed June 15, 1988).

**10.10	Change in Control Severance Benefit Plan for Key Employees adopted February 10, 1986, and form of agreement with employees (Exhibit 10.19 to Form 10-K filed March 31, 1986, File No. 1-6112).

**10.11	Change in Control Severance Benefit Plan for Key Employees as Amended and Restated June 12, 1997, and form of agreement with employees (Exhibit 10.1 to Form 10-Q filed August 8, 1997, file No. 1-6112).

**10.12	1987 Stock Option Plan (Exhibit 28.3 to Registration Statement No. 33-22527 filed June 15, 1988).

**10.13	1997 Equity and Cash Incentive Plan (Exhibit 10.1 to Form 10-Q filed May 12, 1997, File No. 1-6112).

**10.14	1997 Stock Option Plan for Directors (Exhibit 10.2 to Form 10-Q filed May 12, 1997, File No. 1-6112).

**10.15	1998 Equity and Cash Incentive Plan (Exhibit 10.1 to Form 10-Q filed August 18, 1998, File No. 1-6112).

**10.16	1999 Equity and Cash Incentive Plan (Exhibit 4.1 to Registration Statement No. 333-79651 filed May 28, 1999).

**10.17	2000 Equity and Cash Incentive Plan (Exhibit 4.1 to Registration Statement No. 333-36386 filed May 5, 2000).

**10.18	2000 Stock Option Plan for Directors (Exhibit 4.2 to Registration Statement No. 333-36386 filed May 5, 2000).

**10.19	2001 Equity and Cash Incentive Plan (Exhibit 4.1 to Registration Statement No. 333-66740 filed August 3, 2001).

***10.20	Nortek, Inc. amended and restated Supplemental Executive Retirement Plan effective February 11, 2002.

**10.21	Form of Indemnification Agreement between the Company and its directors and certain officers (Appendix C to Proxy Statement dated March 23, 1987 for Annual Meeting of Nortek Stockholders, File No. 1-6112).

**10.22	1999 Equity Performance Plan approved July 1, 1999 (Exhibit 10.21 to Form 10-K filed March 9, 2000, File No. 1-6112).

10.23	Second Amended and Restated Credit Agreement, dated as of August 26, 1997 and restated as of December 30, 1998, among Ply Gem Industries, Inc., Fleet National Bank, as Agent, and the banks signatory thereto (Exhibit 10.19 to Form 10-K filed March 30, 1999, File No. 1-6112).

10.24	First Amendment dated as of April 22, 1999 to Second Amended & Restated Credit Agreement dated as of August 26, 1997 and restated as of December 30, 1998 among Ply Gem Industries, Inc., Fleet National Bank, as Agent, and the banks signatory thereto (Exhibit 10.23 to Form 10-K filed March 9, 2000, File No. 1-6112).

10.25	Second Amendment dated as of September 9, 1999 to Second Amended & Restated Credit Agreement dated as of August 26, 1997 and restated as of December 30, 1998, among Ply Gem Industries, Inc., Fleet National Bank, as Agent, and the banks signatory thereto (Exhibit 10.24 to Form 10-K filed March 9, 2000, File No. 1-6112).

10.26	Third Amendment dated as of September 29, 2000 to Second Amended & Restated Credit Agreement dated as of August 26, 1997 and restated as of December 30, 1998, among Ply Gem Industries, Inc., Fleet National Bank, as Agent, and the banks signatory thereto (Exhibit 10.1 to Form 10-Q filed November 13, 2000, File No. 1-6112).

*10.27	Split Dollar Agreement dated as of December 28, 2001 by and between Nortek, Inc. and Douglass N. Ellis, Jr. for himself and his successors in office as trustee of The Richard L. Bready 1996 Irrevocable Trust (filed herewith).

10.28	Confirmatory Split Dollar Agreement No. 2 dated as of December 31, 1996 between the Company and Richard L. Bready, together with appendix prepared by the Company (Exhibit 10.5 to Form 10-Q filed August 11, 2000, File No. 1-6112).

10.29	First Amendment dated as of September 15, 1997 to Confirmatory Split Dollar Agreement No. 2 dated as of December 31, 1996 between the Company and Richard L. Bready (Exhibit 10.6 to Form 10-Q filed August 11, 2000, File No. 1-6112).

10.30	Split Dollar Agreement dated as of June 29, 1999 between the Company and Douglass N. Ellis, Jr. as trustee of The Richard L. Bready and Cheryl A. Bready 1998 Irrevocable Trust, together with appendix prepared by the Company (Exhibit 10.7 to Form 10-Q filed August 11, 2000, File No. 1-6112).

10.31	Split Dollar Agreement dated as of June 29, 1999 between the Company and Almon C. Hall, together with appendix prepared by the Company (Exhibit 10.8 to Form 10-Q filed August 11, 2000, File No. 1-6112).

10.32	Split Dollar Agreement dated as of June 29, 1999 between the Company and Mark Richard Harris and Pamela Jean Harris as trustees of the Richard J. and Carole M. Harris 1999 Irrevocable Trust, together with appendix prepared by the Company (Exhibit 10.9 to Form 10-Q filed August 11, 2000, File No. 1-6112).

*21.1	List of subsidiaries.

*23.1	Consent of Independent Public Accountants.