Form 10-Q
period 2002-03-31
NORTEK INC
filed 2002-05-14
CIK 72423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-Q
__________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002

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
Yes [X] No [_]

The total number of shares of the registrant’s Common Stock:

Class	Shares Outstanding April 19, 2002

Common stock, $1.00 par value	10,468,373

Special common stock, $1.00 par value	522,088

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	March 30,	Dec. 31,
	2002	2001
	(Amounts in thousands)
	(Unaudited)

Assets
Current Assets:
Unrestricted
Cash and cash equivalents	$68,601	$159,529
Marketable securities available for sale	150,540	96,238
Restricted
Cash, investments and marketable securities at cost,
which approximates market	13,323	4,360
Accounts receivable, less allowances
of $11,941,000 and $10,492,000	242,697	216,622
Inventories
Raw materials	73,233	70,209
Work in process	18,417	20,127
Finished goods	104,096	89,365

	195,746	179,701

Prepaid expenses	11,502	9,911
Other current assets	11,772	13,003
Prepaid income taxes	45,444	45,465
Assets of discontinued operations	16,811	14,951

Total current assets	756,436	739,780

Property and Equipment, at Cost:
Land	14,260	14,244
Buildings and improvements	131,745	131,770
Machinery and equipment	352,233	348,687

	498,238	494,701
Less accumulated depreciation	223,689	214,436

Total property and equipment, net	274,549	280,265

Other Assets:
Goodwill, less accumulated amortization
of $89,207,000 and $89,246,000	557,681	557,949
Intangible assets, less accumulated amortization
of $28,841,000 and $27,373,000	112,817	114,442
Deferred debt expense	18,149	18,861
Restricted investments and marketable securities held
by pension trusts	74,284	73,595
Other	48,407	45,012

	811,338	809,859

	$1,842,323	$1,829,904

Liabilities and Stockholders’ Investment

Current Liabilities:
Notes payable and other short-term obligations	$6,337	$6,248
Current maturities of long-term debt	58,015	58,202
Accounts payable	146,076	127,348
Accrued expenses and taxes, net	149,978	163,513
Liabilities of discontinued operations	3,467	3,369

Total current liabilities	363,873	358,680

Other Liabilities
Deferred income taxes	49,797	49,727
Other	159,631	159,414

	209,428	209,141

Notes, Mortgage Notes and Obligations
Payable, Less Current Maturities	987,688	990,770

Stockholders’ Investment:
Preference stock, $1 par value; authorized
7,000,000 shares, none issued	--	--
Common stock, $1 par value; authorized
40,000,000 shares; 18,845,121 and
18,829,199 shares issued	18,845	18,829
Special common stock, $1 par value;
authorized 5,000,000 shares; 812,694
and 813,783 shares issued	813	814
Additional paid-in capital	210,517	210,214
Retained earnings	203,466	192,866
Accumulated other comprehensive loss	(40,621)	(39,725)
Less -- treasury common stock at cost,
8,377,935 and 8,377,935 shares	(109,616)	(109,616)
-- treasury special common stock
at cost, 290,169 and 290,136 shares	(2,070)	(2,069)

Total stockholders’ investment	281,334	271,313

	$1,842,323	$1,829,904

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands except per share amounts)

	For The
	Three Months Ended
	March 30,	March 31,
	2002	2001
	(Unaudited)

Net Sales	$429,091	$395,233

Costs and Expenses:
Cost of products sold	310,106	294,708
Selling, general and administrative expense	79,532	71,146
Amortization of goodwill and intangible assets	1,505	5,649

	391,143	371,503

Operating earnings	37,948	23,730
Interest expense	(24,167)	(25,338)
Investment income	1,719	2,208

Earnings from continuing operations before provision
for income taxes	15,500	600
Income tax provision	6,000	300

Earnings from continuing operations	9,500	300
Earnings (loss) from discontinued operations	1,100	(2,700)

Net earnings (loss)	$10,600	$(2,400)

Earnings (Loss) Per Share of Common Stock:
Earnings from continuing operations:
Basic	$.87	$.03

Diluted	$.84	$.03

Earnings (loss) from discontinued operations:
Basic	$.10	$(.25)

Diluted	$.10	$(.25)

Net earnings (loss):
Basic	$.97	$(.22)

Diluted	$.94	$(.22)

Weighted Average Number of Shares:
Basic	10,979	10,916

Diluted	11,308	11,160

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands)

	For The
	Three Months Ended
	March 30,	March 31,
	2002	2001
	(Unaudited)

Cash Flows from operating activities:
Net earnings from continuing operations	$9,500	$300
Earnings (loss) from discontinued operations	1,100	(2,700)

Net earnings (loss)	10,600	(2,400)

Adjustments to reconcile net earnings (loss) to cash:
Depreciation and amortization expense	11,283	14,425
Non-cash interest expense	550	1,542
Changes in certain assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable, net	(26,554)	(20,981)
Inventories	(16,311)	(21,289)
Prepaids and other current assets	(502)	(4,338)
Net assets of discontinued operations	(1,762)	(2,595)
Accounts payable	19,169	30,508
Accrued expenses and taxes	(12,891)	(33,435)
Long-term assets, liabilities and other, net	(3,381)	(1,104)

Total adjustments to net earnings (loss)	(30,399)	(37,267)

Net cash used in operating activities	$(19,799)	$(39,667)

Cash Flows from investing activities:
Capital expenditures	$(4,342)	$(13,730)
Purchase of investments and marketable securities	(130,094)	(13,998)
Proceeds from the sale of investments and marketable securities	75,792	8,119
Change in restricted cash and investments	(9,652)	2,469
Other, net	32	(42)

Net cash used in investing activities	$(68,264)	$(17,182)

Cash Flows from financing activities:
Change in borrowings, net	(3,182)	5,828
Other, net	317	245

Net cash (used in) provided by financing activities	(2,865)	6,073

Net decrease in unrestricted cash and cash equivalents	(90,928)	(50,776)
Unrestricted cash and cash equivalents at the beginning of the period	159,529	130,689

Unrestricted cash and cash equivalents at the end of the period	$68,601	$79,913

Supplemental disclosure of cash flow information:

Interest paid	$33,987	$44,496

Income taxes paid, net	$2,353	$1,683

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

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ INVESTMENT
FOR THE THREE MONTHS ENDED MARCH 30, 2002
(Dollar amounts in thousands)

			Addi-			Accumulated
		Special	tional			Other
	Common	Common	Paid in	Retained	Treasury	Comprehensive	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Loss	Income(Loss)
	(Unaudited)

Balance, December 31, 2001	$18,829	$814	$210,214	$192,866	$(111,685)	$(39,725)	$--
Net earnings	--	--	--	10,600	--	--	10,600
Other comprehensive income(loss):
Currency translation adjustment	--	--	--	--	--	(896)	(896)

Comprehensive income							$9,704

1,089 shares of special common stock
converted into 1,089 shares
of common stock	1	(1)	--	--	--	--
14,833 shares of common stock
issued upon exercise of stock options	15	--	303	--	--	--
33 shares of treasury stock acquired	--	--	--	--	(1)	--

Balance, March 30, 2002	$18,845	$813	$210,517	$203,466	$(111,686)	$(40,621)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
MARCH 30, 2002 AND MARCH 31, 2001

(A)

The unaudited condensed consolidated financial statements (the “Unaudited Financial Statements”) presented have been prepared by Nortek, Inc. and include the accounts of Nortek, Inc., and all of its wholly-owned subsidiaries (the “Company”) after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted, the Company believes that the disclosures included are adequate to make the information presented not misleading. Effective in the third quarter of 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and accordingly the presentation for all periods has been reclassified to conform with the new standard. See Notes B and I. It is suggested that these Unaudited Financial Statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s latest Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”).

(B)	SFAS No. 141, “Business Combinations” requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill and intangible assets determined to have an indefinite useful life are no longer amortized, instead these assets are evaluated for impairment on an annual basis and whenever events or business conditions warrant. All other intangible assets will continue to be amortized over their remaining estimated useful lives and are evaluated for impairment in accordance with the provisions of SFAS No. 144. In addition, SFAS No. 142 requires additional disclosures with respect to each major intangible asset class relative to gross and net carrying amounts, accumulated amortization, amortization expense, weighted-average amortization periods and residual value assumptions, if any. SFAS No. 142 also requires that the estimated aggregate amortization expense for each of the five succeeding years be disclosed. The adoption of SFAS No. 142 did not result in any material changes to the Company’s accounting for intangible assets. Additional disclosures will be required in the Company’s 2002 annual report on Form 10-K to be filed with the SEC, along with the transitional disclosures provided in the tables below.

The table that follows presents the major components of intangible assets as of December 31, 2001:

	Gross Carrying	Accumulated	Net Intangible
	Amount	Amortization	Assets
	(Amounts in thousands)
	(Unaudited)

Trademarks	$107,300	$(13,918)	$93,382
Patents	22,584	(3,342)	19,242
Other	11,931	(10,113)	1,818

	$141,815	$(27,373)	$114,442

As of December 31, 2001, the estimated annual intangible asset amortization expense for each of the succeeding five years aggregates approximately $28,041,000 as follows:

Year Ended	Annual Amortization
December 31,	Expense
(Amounts in thousands)
(Unaudited)

2002	$6,068
2003	5,939
2004	5,535
2005	5,270
2006	5,229

The Company will have until December 31, 2002 to complete its initial evaluation of the carrying value of goodwill under SFAS No. 142 and determine whether any impairment exists. Impairment charges, if any, associated with the initial adoption will be retroactively recorded as a cumulative effect of a change in accounting principle in the first quarter of 2002. Thereafter, any additional goodwill impairment charges will be included in income from continuing operations unless they relate to a discontinued operation. SFAS No. 142 also requires additional disclosures with respect to goodwill by reportable segment for changes in goodwill balances, impairment losses, if any, including the methodology for determination, and the amount of goodwill included in the gain or loss on disposal of a reporting unit. The Company has preliminarily evaluated the carrying value of goodwill and determined that no impairment exists and therefore no impairment loss will be required to be recorded in the Company’s consolidated financial statements as a result of adopting SFAS No. 142 on January 1, 2002.

Goodwill amortization included in operating earnings in the first quarter 2001 was approximately $4,167,000 as determined under accounting principles generally accepted in the United States in effect in the year 2001.

The table that follows presents earnings from continuing operations, net earnings (loss) and the related earnings per share for the three months ended March 31, 2001, as adjusted to reflect the elimination of goodwill amortization expense and the related income tax impact:

	Earnings from
	Continuing	Net Earnings
	Operations	(Loss)
	(In thousands except per share amounts)
	(Unaudited)

As reported in the accompanying condensed
consolidated statement of operations	$300	$(2,400)
Eliminate goodwill amortization expense	4,167	4,167
Eliminate related tax impact	(67)	(67)

As adjusted	$4,400	$1,700

As Adjusted Earnings per Share:
Basic	$.40	$.16

Diluted	$.39	$.15

SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 with early adoption permitted. The Company is currently evaluating the impact of adopting SFAS No. 143 on its consolidated financial statements.

SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets. This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, “Consolidated Financial Statements” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 with early adoption encouraged. The Company adopted SFAS No. 144 in the third quarter of 2001 and applied this accounting standard as of January 1, 2001. Adoption of this accounting standard did not result in any material changes in net earnings (loss) from accounting standards previously applied. Adoption of this standard did result in the accounting for the gain (loss) on the sale of certain businesses and their related operating results as discontinued operations (see Note I).

(C)

In the first quarter of 2001, the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS No. 133”), by recording an approximate $800,000 liability in its balance sheet at March 31, 2001, representing the fair value of the Company’s interest rate collar agreement. As a result, interest expense includes a non-cash reduction in interest expense of approximately $450,000 ($.02 per share, net of tax) and a non-cash charge to interest expense of approximately $800,000 ($.04 per share, net of tax) for the first quarter of 2002 and 2001, respectively.

(D)

Comprehensive income included in stockholders’ investment was $9,704,000 at March 30, 2002 and comprehensive loss included in stockholders’ investment was $6,909,000 at March 31, 2001. Currency translation adjustment losses of $896,000 and $4,508,000 were included in comprehensive income (loss) in the first quarter of 2002 and 2001, respectively.

(E)

Acquisitions are accounted for as purchases and, accordingly, have been included in the Company’s consolidated results of operations since the acquisition date. Purchase price allocations are subject to refinement until all pertinent information regarding the acquisitions is obtained.

(F)

In the first quarter of 2001, the Company expensed approximately $700,000 of manufacturing costs incurred primarily in connection with the start up of a residential air conditioning facility. Also, in the first quarter of 2001, the Company expensed approximately $500,000 of third party fees and expenses associated with the Company’s material procurement strategy. In the first quarter of 2002, the Company did not incur any third party fees and expenses associated with this material procurement strategy. The Company estimates that it has realized benefits associated with this material procurement strategy of between $2,000,000 and $3,000,000 in the first quarter of 2002 as compared to the first quarter of 2001. In the first quarter of 2001, third party fees and expenses of approximately $300,000 and $200,000 were charged to the Residential Building Products Segment and to the Air Conditioning and Heating Products Segment, respectively. In the first quarter 2001, the Company recorded in operating earnings a non-taxable gain of approximately $800,000 ($.07 per share) from net death benefit insurance proceeds related to life insurance maintained on former managers.

(G)

The Company’s Board of Directors has authorized a number of programs to purchase shares of the Company’s Common and Special Common Stock. The most recent of these programs was announced on May 4, 2000, to purchase up to 1,000,000 shares of the Company’s Common and Special Common Stock in open market or negotiated transactions, subject to market conditions, cash availability and provisions of the Company’s outstanding debt instruments. As of April 19, 2002, the Company had purchased approximately 461,000 shares of its Common and Special Common stock for approximately $9,200,000 under this program and accounted for such purchases as treasury stock.

At April 19, 2002, approximately $125,000,000 was available for the payment of cash dividends, stock purchases or other restricted payments as defined under the terms of the Company’s most restrictive debt covenant related to such payments.

(H)

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

A reconciliation between basic and diluted earnings per share from continuing operations is as follows:

	Three
	Months Ended
	March 30,	March 31,
	2002	2001
	(In thousands except per share amounts)

Earnings from continuing operations	$9,500	$300

Basic EPS:
Basic common shares	10,979	10,916

Basic EPS on earnings from continuing operations	$.87	$.03

Diluted EPS:
Basic common shares	10,979	10,916
Plus: Impact of stock options	329	244

Diluted common shares	11,308	11,160

Diluted EPS on earnings from continuing operations	$.84	$.03

(I)

On April 2, 2002, the Company’s Ply Gem Industries, Inc. (“Ply Gem”) subsidiary sold the capital stock of its subsidiary Hoover Treated Wood Products, Inc. (“Hoover”), for approximately $20,000,000 of net cash proceeds and will record a pre-tax gain of approximately $5,400,000 ($.37 per share, net of tax benefit from the utilization of a capital loss carry forward of $.15 per share) in the second quarter of 2002. The operating results of Hoover were previously included in Other in the Company’s segment reporting. Approximately $8,600,000 of the cash proceeds was used to pay down outstanding debt under the Company’s Ply Gem Credit facility in the second quarter of 2002.

On September 21, 2001, the Company sold the capital stock of Peachtree Doors and Windows, Inc. (“Peachtree”) and SNE Enterprises, Inc. (“SNE”), subsidiaries of Ply Gem, for approximately $45,000,000, and recorded a pre-tax loss on the sale of approximately $34,000,000 ($1.79 per share, net of tax) in the third quarter of 2001, including the write off of approximately $11,700,000 of unamortized intangible assets. Peachtree and SNE were previously part of the Windows, Doors and Siding Products Segment. A portion of the cash proceeds was used to pay down approximately $20,500,000 of outstanding debt under the Company’s Ply Gem Credit facility.

The sale of these subsidiaries and their related operating results have been excluded from earnings from continuing operations and are classified as discontinued operations for all periods presented.

The following is a summary of the results of discontinued operations for the three months ended March 30, 2002 and March 31, 2001:

	Three Months Ended
	March 30, 2002	March 31, 2001
	(Amounts in thousands)
	(Unaudited)

Net Sales	$17,700	$72,000

Earnings (loss) before income taxes	1,800	(5,100)
Income tax provision (benefit)	700	(2,400)

Earnings (loss) from discontinued operations	$1,100	$(2,700)

Depreciation and amortization expense	$216	$1,254

The table that follows summarizes certain unaudited quarterly financial data for the second, third and fourth quarters of 2001 restated to reflect the loss on the sale of Peachtree and SNE in the third quarter of 2001 and the operating results of Hoover, SNE and Peachtree as discontinued operations:

	For the Quarters Ended in 2001
	June 30	September 29	December 31
	(In thousands except per share amounts)

Net Sales	$494,994	$468,674	$428,477
Gross profit	133,552	126,235	121,214
Selling, general and administrative expense	73,734	81,743	80,532
Depreciation and amortization expense	14,492	14,394	15,797
Goodwill amortization expense included
in depreciation and amortization expense	4,102	4,030	4,095
Operating earnings	54,201	38,747	34,969
Earnings from continuing operations	17,100	7,000	6,700
Earnings (loss) from discontinued operations	2,600	(20,200)	800
Net earnings (loss)	$19,700	$(16,800)	$7,500

Earnings (loss) per share:
Earnings from continuing operations:
Basic	$1.56	$.64	$.61
Diluted	$1.53	$.62	$.61
Earnings (loss) from discontinued operations:
Basic	$.24	$(1.85)	$.07
Diluted	$.23	$(1.80)	$.07
Net earnings (loss):
Basic	$1.80	$(1.54)	$.68
Diluted	$1.76	$(1.50)	$.68

The table that follows summarizes certain unaudited financial data for the years ended December 31, 2001, 2000, and 1999, respectively, restated to reflect the loss on the sale of Peachtree and SNE in 2001 and the operating results of Hoover, SNE and Peachtree as discontinued operations:

	For the Years Ended Dec. 31,
	2001	2000	1999
	(In thousands except per share amounts)

Net Sales	$1,787,378	$1,782,084	$1,595,494
Gross profit	481,526	462,249	448,187
Selling, general and administrative expense	307,155	279,725	249,708
Depreciation and amortization expense	59,108	53,954	50,471
Goodwill amortization expense included
in depreciation and amortization expense	16,394	16,505	15,593
Operating earnings	151,647	159,995	178,318
Earnings from continuing operations	31,100	38,300	49,400
Earnings (loss) from discontinued operations	(19,500)	3,300	(100)
Net earnings (loss)	$8,000	$41,600	$49,300

Earnings (loss) per share:
Earnings from continuing operations:
Basic	$2.84	$3.42	$4.20
Diluted	$2.79	$3.41	$4.12
Earnings (loss) from discontinued operations:
Basic	$(1.78)	$.29	$(.01)
Diluted	$(1.75)	$.29	$(.01)
Net earnings (loss):
Basic	$.73	$3.71	$4.19
Diluted	$.72	$3.70	$4.11

The table that follows presents a breakdown of the major components of assets and liabilities of discontinued operations at March 30, 2002 and December 31, 2001:

	March 30,	Dec. 31,
	2002	2001
	(Amounts in thousands)
	(Unaudited)

Assets:
Accounts receivable, net	$2,206	$1,566
Inventories, net	8,505	7,815
Property and equipment, net	5,685	5,157
Other assets	415	413

Total assets of discontinued operations	$16,811	$14,951

Liabilities:
Accounts payable	$2,489	$2,153
Accrued expenses	775	986
Deferred income taxes	203	230

Total liabilities of discontinued operations	$3,467	$3,369

(J)

The Company has three reportable segments: the Residential Building Products Segment; the Air Conditioning and Heating Products Segment; and the Windows, Doors and Siding Products Segment. In the tables below, Other includes corporate related items, intersegment eliminations and certain income and expense items not allocated to reportable segments.

On April 2, 2002, the Company sold the capital stock of Hoover. On September 21, 2001, the Company sold the capital stock of Peachtree and SNE. Accordingly, the results of Hoover, which were previously part of the Other Segment and Peachtree and SNE, which were previously part of the Windows, Doors and Siding Products Segment, have been excluded from earnings from continuing operations and classified separately as discontinued operations for all periods presented (see Notes B and I). Accordingly the segment information presented below excludes Hoover, Peachtree and SNE for all periods.

The Company evaluates segment performance based on operating earnings before allocations of corporate overhead costs. The income statement impact of all purchase accounting adjustments, including goodwill and intangible asset amortization, is included in the operating earnings of the applicable segment. Intersegment net sales and eliminations were not material for any of the periods presented.

Summarized financial information for the Company’s reportable segments is presented in the tables that follow for the three months ended March 30, 2002 and March 31, 2001:

	Three Months Ended
	March 30,	March 31,
	2002	2001
	(Amounts in thousands)
	(Unaudited)

Net Sales:
Residential Building Products	$179,991	$163,883
Air Conditioning and Heating Products	147,811	137,342
Windows, Doors and Siding Products	101,289	94,008

Consolidated net sales	$429,091	$395,233

Operating Earnings (Loss):
Residential Building Products	$27,878	$20,784
Air Conditioning and Heating Products	13,555	9,004
Windows, Doors and Siding Products	7,009	(92)
Other	(10,494)	(5,966)

Consolidated operating earnings	37,948	23,730

Unallocated:
Interest expense	(24,167)	(25,338)
Investment income	1,719	2,208

Earnings from continuing operations before
provision for income taxes	$15,500	$600

Depreciation and Amortization Expense:
Residential Building Products	$4,168	$5,731
Air Conditioning and Heating Products	3,306	3,238
Windows, Doors and Siding Products	3,658	5,300
Other	151	156

Consolidated depreciation and amortization expense	$11,283	$14,425

Amortization of Goodwill included in Depreciation and Amortization
Expense:
Residential Building Products	$--	$1,884
Air Conditioning and Heating Products	--	363
Windows, Doors and Siding Products	--	1,920

Consolidated goodwill amortization expense	$--	$4,167

Capital Expenditures:
Residential Building Products	$1,457	$3,123
Air Conditioning and Heating Products	716	2,964
Windows, Doors and Siding Products	2,162	7,634
Other	7	9

Consolidated capital expenditures	$4,342	$13,730

(K)

The Company provides income taxes on an interim basis based upon the estimated annual effective income tax rate. The following reconciles the federal statutory income tax rate to the estimated effective tax rate of approximately 38.7% and 50.0% for the first quarter of 2002 and 2001, respectively.

	Three Months Ended
	March 30, 2002	March 31, 2001

Income tax provision at the federal statutory rate	35.0%	35.0%
Net Change from federal statutory rate:
Amortization not deductible for income tax purposes	--	7.7
State income taxes, net of federal income tax effect	0.8	1.2
Tax effect resulting from foreign activities	1.6	1.9
Change in tax reserves, net	0.7	0.1
Other, net	0.6	4.1

Income tax provision at estimated effective rate	38.7%	50.0%

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 30, 2002
AND THE FIRST QUARTER ENDED MARCH 31, 2001

The Company is a diversified manufacturer of residential and commercial building products, operating within three principal segments: the Residential Building Products Segment, the Air Conditioning and Heating Products Segment and the Windows, Doors and Siding Products Segment. In the results of operations presented below, Other includes corporate related items, intersegment eliminations and certain income and expense not allocated to reportable segments. Through its principal segments, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the residential and commercial construction, manufactured housing and the do-it-yourself (“DIY”) and professional remodeling and renovation markets. (As used in this report, the terms “Company” and “Nortek” refer to Nortek, Inc., together with its subsidiaries, unless the context indicates otherwise. Such terms as “Company” and “Nortek” are used for convenience only and are not intended as a precise description of any of the separate corporations, each of which manages its own affairs.)

The Residential Building Products Segment manufactures and distributes built-in products primarily for the residential new construction and DIY and professional remodeling and renovation markets. The principal products sold by the segment include, kitchen range hoods, built-in exhaust fans (such as bath fans and fan, heater and light combination units) and indoor air quality products. The Air Conditioning and Heating Products Segment manufactures and sells heating, ventilating and air conditioning systems (“HVAC”) for custom-designed commercial applications and for residential, light commercial and manufactured structures. The Windows, Doors and Siding Products Segment, principally manufactures and distributes: (i) vinyl siding, skirting, soffit and accessories, (ii) vinyl and composite windows, (iii) vinyl patio and steel entry doors, (iv) vinyl blocks, vents, shutters, sunrooms, fencing, railing and decking and (v) aluminum trim coil, soffit and accessories for use in the residential construction and DIY and professional renovation markets.

In the first quarter of 2002, the Company’s Ply Gem Industries, Inc. (“Ply Gem”) subsidiary reached an agreement to sell the capital stock of its subsidiary Hoover Treated Wood Products, Inc. (“Hoover”) on April 2, 2002. The Company will record a pre-tax gain of approximately $5,400,000 in relation to the sale of Hoover in the second quarter of 2002 as part of discontinued operations. On September 21, 2001, the Company sold the capital stock of Peachtree Doors and Windows, Inc. (“Peachtree”) and SNE Enterprises, Inc. (“SNE”), subsidiaries of Ply Gem. (See Note I of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets. This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 with early adoption encouraged. The Company adopted SFAS No. 144 in the third quarter of 2001 and applied this accounting standard as of January 1, 2001. Adoption of this standard resulted in the accounting for the loss on the sale of Peachtree and SNE in the third quarter of 2001 and the reclassification of operating results as discontinued operations for the operating results of Hoover, which were previously included in Other in the Company’s segment reporting, and Peachtree and SNE, which were previously included in the Windows, Doors and Siding Segment. Accordingly the results of Hoover, Peachtree and SNE have been excluded from earnings from continuing operations and are classified separately as discontinued operations for all periods presented. (See Notes B and I of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Certain of the Company’s accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company periodically evaluates the judgments and estimates used for its critical accounting policies to ensure that such judgments and estimates are reasonable for its interim and year-end reporting requirements. These judgments and estimates are based on the Company’s historical experience, current trends and information available from other sources, as appropriate. If different conditions result from those assumptions used in the Company’s judgments, the results could be materially different from the Company’s estimates. The Company’s critical accounting policies include:

  Revenue Recognition and Related Expenses
  Inventory Valuation
  Prepaid Income Tax Assets and Deferred Tax Liabilities
  Goodwill
  Pensions and Post Retirement Health Benefits
  Insurance Liabilities
  Contingencies

Further detail regarding the Company’s critical accounting policies can be found in the consolidated financial statements and the notes included in the Company’s latest annual report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”).

Results of Operations

The tables that follow present the unaudited net sales from continuing operations, operating earnings from continuing operations and depreciation and amortization expense from continuing operations for the Company’s principal segments for the three months ended March 30, 2002 and March 31, 2001, the dollar amount and percentage change of such results as compared to the prior comparable period and the percentage to net sales of operating earnings and depreciation and amortization expense for the three months ended March 30, 2002 and March 31, 2001:

			Change in
	Three Months Ended		First Quarter 2002
	March 30,	March 31,	as Compared to 2001
	2002	2001	$	%
	(Dollar amounts in thousands)

Net Sales:
Residential Building Products	$179,991	$163,883	$16,108	9.8%
Air Conditioning and Heating Products	147,811	137,342	10,469	7.6
Windows, Doors and Siding Products	101,289	94,008	7,281	7.7

	$429,091	$395,233	$33,858	8.6%

Operating Earnings(Loss):
Residential Building Products	$27,878	$20,784	7,094	34.1%
Air Conditioning and Heating Products	13,555	9,004	4,551	50.5
Windows, Doors and Siding Products	7,009	(92)	7,101	7718	.5
Other	(10,494)	(5,966)	(4,528)	(75.9)

	$37,948	$23,730	$14,218	59.9%

Depreciation and Amortization Expense:
Residential Building Products	4,168	5,731	(1,563)	(27	.3)%
Air Conditioning and Heating Products	3,306	3,238	68	2.1
Windows, Doors and Siding Products	3,658	5,300	(1,642)	(31.0)
Other	151	156	(5)	(3.2)

	$11,283	$14,425	$(3,142)	(21	.8)%

Operating Earnings Margin:
Residential Building Products	15.5%	12.7%
Air Conditioning and Heating Products	9.2	6.6
Windows, Doors and Siding Products	6.9	(0.1)

Consolidated	8.8%	6.0%

Depreciation and Amortization
Expense as a % of Net Sales:
Residential Building Products	2.3%	3.5%
Air Conditioning and Heating Products	2.2	2.4
Windows, Doors and Siding Products	3.6	5.6

Consolidated	2.6%	3.6%

The tables that follow set forth, for the periods presented, (a) certain unaudited consolidated operating results, (b) the change in the amount and the percentage change of such results as compared to the prior comparable period, (c) the percentage which such results bear to net sales, and (d) the change of such percentages as compared to the prior comparable period. The results of operations for the first quarter ended March 30, 2002 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

			Change in
	First Quarter Ended		First Quarter 2002
	March 30,	March 31,	as Compared to 2001
	2002	2001	$	%
	(Dollar amounts in millions)

Net sales	$429.1	$395.2	$33.9	8.6%
Cost of products sold	310.1	294.7	(15.4)	(5.2)
Selling, general and administrative expense	79.6	71.2	(8.4)	(11.8)
Amortization of goodwill and intangible assets	1.5	5.6	4.1	73.2

Operating earnings	37.9	23.7	14.2	59.9
Interest expense	(24.1)	(25.3)	1.2	4.7
Investment income	1.7	2.2	(0.5)	(22.7)

Earnings from continuing operations before
provision for income taxes	15.5	0.6	14.9	*
Income tax provision	6.0	0.3	(5.7)	*

Earnings from continuing operations	9.5	0.3	9.2	*
Earnings (loss) from discontinued operations	1.1	(2.7)	3.8	*

Net earnings (loss)	$10.6	$(2.4)	$13.0	*

*not meaningful

				Change in
	Percentage of Net Sales			Percentage
	First Quarter Ended			for the First
	March 30,	March 31,		Quarter 2002
	2002	2001		as Compared to 2001

Net sales	100.0%	100.0%		---%
Cost of products sold	72.3	74.6		2.3
Selling, general and administrative expense	18.5	18.0		(0.5)
Amortization of goodwill and intangible assets	0.4	1.4		1.0

Operating earnings	8.8	6.0		2.8
Interest expense	(5.6)	(6.4)		0.8
Investment income	0.4	0.6		(0.2)

Earnings from continuing operations before
provision for income taxes	3.6	0.2		3.4
Income tax provision	1.4	0.1		(1.3)

Earnings from continuing operations	2.2	0.1		2.1
Earnings (loss) from discontinued operations	0.3	(0.7)		1.0

Net earnings (loss)	2.5%	(0	.6)%	3.1%

Consolidated net sales increased approximately $33,900,000 or approximately 8.6% for the first quarter of 2002 as compared to the first quarter of 2001. Excluding the effect of changes in foreign currency exchange rates, consolidated net sales increased approximately $36,500,000 or approximately 9.2% for 2002 as compared to 2001 and is summarized by segment as follows:

	Increase (decrease)
	Amount	%

Residential Building Products	$17,700,000	10.8%
Air Conditioning and Heating Products	11,200,000	8.2
Windows, Doors and Siding Products	7,600,000	8.1

	$36,500,000	9.2%

Overall, increases in sales levels in the first quarter of 2002 reflect continued strength in new home construction and remodeling markets and favorable weather conditions. The increase in net sales volume in the Residential Building Products Segment was, in part, the result of steady new home construction and strong remodeling business. The increase in net sales in the Air Conditioning and Heating Products Segment, was principally as a result of increased sales volume of HVAC products to the residential site built market, partially offset by the general slowdown in commercial construction activity which reduced the level of shipments of the Company’s commercial HVAC products. Sales to the manufactured housing market in the first quarter of 2002 were consistent with the first quarter of 2001 sales levels, as continued softness is being experienced by this industry. The increase in net sales in the Windows, Doors and Siding Products Segment was principally due to new construction and remodeling activity, as well as favorable weather conditions, which created increased volume for windows, siding and vinyl fencing and decking products.

Cost of products sold, as a percentage of net sales, decreased from approximately 74.6% in the first quarter of 2001 to approximately 72.3% in the first quarter of 2002. Included in cost of products sold in the first quarter of 2001 was approximately $700,000 of costs incurred primarily in the start-up of a residential HVAC manufacturing facility. Excluding the effect of changes in foreign currency exchange rates in the first quarter of 2002 and the costs incurred in the start-up of facilities in the first quarter of 2001, cost of products sold as a percentage of net sales decreased from approximately 74.4% in the first quarter of 2001 to approximately 72.3% in the first quarter of 2002. This decrease in the percentages in the first quarter of 2002 principally resulted from reductions realized in the cost of certain purchased materials, particularly PVC resin, in part, due to declining prices and the effect of lower costs from cost reduction measures implemented in 2001. In addition, increased sales volume of HVAC products to residential site built customers in the Air Conditioning and Heating Products Segment, increased sales volume of kitchen range hoods and fans in the Residential Building Product Segment and increased sales volume of siding products in the Window, Doors and Siding Segment, all without a proportionate increase in cost were also a factor. In 2002 the Company estimates that it has realized benefits associated with its material procurement strategy of between $2,000,000 and $3,000,000. This strategy is expected to result in approximately $15,000,000 in annualized savings when fully implemented. Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, material costs and changes in productivity levels.

Selling, general and administrative expense as a percentage of net sales, increased from approximately 18.0% in the first quarter of 2001 to approximately 18.5% in the first quarter of 2002. Selling, general and administrative expense in the first quarter of 2001 was reduced by approximately $800,000 related to a non-taxable gain from net death benefit insurance proceeds related to life insurance maintained on former managers recorded in the first quarter of 2001. Selling, general and administrative expense also included approximately $500,000 in the first quarter of 2001 of third party fees and expenses related to the Company’s material procurement strategy. Excluding the effect of the net life insurance proceeds and expenses related to the Company’s material procurement strategy in the first quarter of 2001 and the effect of changes in foreign currency exchange rates in the first quarter of 2002, selling, general and administrative expense increased from approximately 18.1% as a percentage of net sales in the first quarter of 2001 to approximately 18.5% in the first quarter of 2002.

Amortization of goodwill and intangible assets, as a percentage of net sales, decreased from approximately 1.4% in the first quarter of 2001 to approximately 0.4% in the first quarter of 2002. Goodwill amortization, which ceased for the Company on January 1, 2002 in accordance with the adoption of SFAS No. 142, was approximately $4,167,000 for the first quarter of 2001, as determined under the then applicable accounting principles generally accepted in the United States (see below).

Consolidated operating earnings increased approximately $14,200,000 from approximately $23,700,000 in the first quarter of 2001 to approximately $37,900,000 in the first quarter of 2002 as a result of the factors discussed above.

Consolidated operating earnings have been reduced by depreciation and amortization expense (other than amortization of deferred debt expense and debt discount) of approximately $11,283,000 and $14,425,000 for the first quarter of 2002 and 2001, respectively.

Excluding the effect of the approximate $500,000 of third party fees and expenses incurred in the first quarter of 2001, the approximate $800,000 non-taxable gain from net death benefit insurance proceeds in the first quarter of 2001 and approximately $200,000 of lower operating earnings from the effect of changes in foreign currency exchange rates, operating earnings increased approximately $14,700,000 from approximately $23,400,000 in the first quarter of 2001 to $38,100,000 in the first quarter of 2002 and is summarized below:

	Increase (decrease)
	Amount	%

Residential Building Products	$6,950,000	33.4%
Air Conditioning and Heating Products	4,400,000	48.9
Windows, Doors and Siding Products	7,100,000	*
Other	(3,750,000)	(62.9)

	$14,700,000	62.0%

* not meaningful

The increase in operating earnings in the Residential Building Products Segment was primarily as a result of increased sales volume due to continued strength in the first quarter of 2002 in new home construction and remodeling markets and favorable weather conditions. The increase in operating earnings in the Air Conditioning and Heating Products Segment was principally due to increased sales volume of HVAC products to customers serving the residential site built market. Sales and earnings levels related to the manufactured housing industry in the first quarter of 2002 were consistent with the first quarter of 2001. The increase in operating earnings in the Windows, Doors and Siding Products Segment in 2002 was principally due to an increase in earnings from siding and related products which benefited from reduced material costs as a result of price and cost improvements as compared to 2001, and to a lesser extent, resulted from higher sales volume of siding products. Overall, all three segments have begun to realize benefits associated with the Company’s material procurement strategy.

Operating earnings of foreign operations, consisting primarily of the results of operations of the Company’s Canadian and European subsidiaries, were approximately 8.6% and 5.0% of operating earnings (before corporate overhead) in the first quarter of 2002 and 2001, respectively. Sales and earnings derived from international markets are subject to the risks of currency fluctuations.

Interest expense in the first quarter of 2002 decreased approximately $1,200,000 or approximately 4.7% as compared to the first quarter of 2001 primarily as a result of a non-cash reduction in interest expense of approximately $450,000 in the first quarter of 2002 compared to a non-cash charge to interest expense of approximately $800,000 in the first quarter of 2001 relating to the adjustment to the fair value of the Company’s interest rate collar agreement. (See Note C of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

Investment income decreased approximately $500,000 or approximately 22.7% in the first quarter of 2002, as compared to the first quarter of 2001, primarily as a result of lower investment income rates.

The provision for income taxes from continuing operations for the first quarter of 2002 was approximately $6,000,000 as compared to approximately $300,000 for the first quarter of 2001. The income tax rates differed from the United States Federal statutory rate of 35% principally as a result of the effect of foreign income tax on foreign source income, state income tax provisions and non-deductible amortization expense (for tax purposes) in the first quarter of 2001. Beginning January 1, 2002, goodwill and intangible assets determined to have an indefinite life are no longer amortized (non-deductible for tax purposes). (See Note K of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

The table that follows presents a summary of the operating results of discontinued operations for the three months ended March 30, 2002 and March 31, 2001. (See Notes B and I of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

	Three Months Ended
	March 30, 2002	March 31, 2001
	(Amounts in thousands)
	(Unaudited)

Net Sales	$17,700	$72,000

Earnings (loss) before income taxes	1,800	(5,100)
Income tax provision (benefit)	700	(2,400)

Earnings (loss) from discontinued operations	$1,100	$(2,700)

Depreciation and Amortization Expense	$216	$1,254

SFAS No. 141, “Business Combinations” requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill and intangible assets determined to have an indefinite useful life are no longer amortized, instead these assets are evaluated for impairment on an annual basis and whenever events or business conditions warrant. All other intangible assets will continue to be amortized over their remaining estimated useful lives and are evaluated for impairment in accordance with the provisions of SFAS No. 144. In addition, SFAS No. 142 requires additional disclosures with respect to each major intangible asset class relative to gross and net carrying amounts, accumulated amortization, amortization expense, weighted-average amortization periods and residual value assumptions, if any. SFAS No. 142 also requires that the estimated aggregate amortization expense for each of the five succeeding years be disclosed. The adoption of SFAS No. 142 did not result in any material changes to the Company’s accounting for intangible assets and additional disclosures will be required in the Company’s 2002 annual report on Form 10-K to be filed with the SEC, which include the transitional disclosures contained in Note B of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.

The Company will have until December 31, 2002 to complete its initial evaluation of the carrying value of goodwill under SFAS No. 142 and determine whether any impairment exists. Impairment charges, if any, associated with the initial adoption will be retroactively recorded as a cumulative effect of a change in accounting principle in the first quarter of 2002. Thereafter, any additional goodwill impairment charges will be included in income from continuing operations unless they relate to a discontinued operation. SFAS No. 142 also requires additional disclosures with respect to goodwill by reportable segment for changes in goodwill balances, impairment losses, if any, including the methodology for determination, and the amount of goodwill included in the gain or loss on disposal of a reporting unit. The Company has preliminarily evaluated the carrying value of goodwill and determined that no impairment exists and therefore no impairment loss will be required to be recorded in the Company’s consolidated financial statements as a result of adopting SFAS No. 142 on January 1, 2002.

Goodwill amortization included in operating earnings in the first quarter 2001 was approximately $4,167,000 as determined under accounting principles generally accepted in the United States in effect in the year 2001. As adjusted diluted earnings per share from continuing operations for the three months ended March 31, 2001 would have been approximately $.39 per share excluding the after tax effect of goodwill amortization. (See Note B of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 with early adoption permitted. The Company is currently evaluating the impact of adopting SFAS No. 143 on its consolidated financial statements.

SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets. This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 with early adoption encouraged. The Company adopted SFAS No. 144 in the third quarter of 2001 and applied this accounting standard as of January 1, 2001. Adoption of this accounting standard did not result in any material changes in net earnings (loss) from accounting standards previously applied. Adoption of this standard did result in the accounting for the gain (loss) on the sale of certain businesses and their related operating results as discontinued operations. (See Note I of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

Comprehensive income, included in stockholders’ investment, was $9,704,000 at March 30, 2002 and comprehensive loss included in stockholders’ investment was $6,909,000 at March 31, 2001. Currency translation adjustment losses of $896,000 and $4,508,000 were included in comprehensive income (loss) in the first quarter of 2002 and 2001, respectively. (See Note D of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

Liquidity and Capital Resources

The Company’s Board of Directors has formed a special committee which is currently in the process of evaluating a proposal from Kelso & Company, LP (“Kelso”), a private equity firm, to acquire the Company in partnership with certain members of the Company’s management. Under the current Kelso proposal, all stockholders of the Company with the exception of certain members of management would receive $40 in cash for each of their shares. The Special Committee, which is reviewing the Kelso proposal on behalf of the Company, has made no determination as to whether the Company will or should be sold, whether on the terms of the Kelso proposal or otherwise, and there can be no assurance that the Company will accept any acquisition proposal or that any such proposal, if accepted, will result in the consummation of a transaction. Accordingly, the impact, if any, of a possible Kelso transaction on the Company’s liquidity and capital resources cannot be determined at this time.

The Company is highly leveraged and expects to continue to be highly leveraged for the foreseeable future. The Company had consolidated debt at March 30, 2002, of approximately $1,052,040,000 consisting of (i) $64,352,000 of short-term borrowings and current maturities of long-term debt, (ii) $48,077,000 of notes, mortgage notes and other indebtedness, (iii) $209,449,000 of 8 7/8% Senior Notes due 2008 (“8 7/8% Notes”), (iv) $308,372,000 of 9 1/8% Senior Notes due 2007 (“9 1/8% Notes”), (v) $174,383,000 of 9 1/4% Senior Notes due 2007 (“9 1/4% Notes”) and (vi) $247,407,000 of 9 7/8% Senior Subordinated Notes due 2011 (“9 7/8% Notes”).

At March 30, 2002, the Company had consolidated unrestricted cash, cash equivalents and marketable securities of approximately $219,141,000 as compared to approximately $255,767,000 at December 31, 2001. The Company’s debt to equity ratio was approximately 3.7:1 at March 30, 2002 as compared to approximately 3.9:1 at December 31, 2001. The change in the ratio was primarily due to a decrease in indebtedness and an increase in stockholders’ investment, primarily as a result of net earnings for the first quarter of 2002, partially offset by unfavorable changes in the cumulative amount of currency translation adjustments.

The Company’s ability to pay interest on or to refinance its indebtedness depends on the Company’s future performance, working capital levels and capital structure which are subject to general economic, financial, competitive, legislative, regulatory and other factors which may be beyond its control. There can be no assurance that the Company will generate sufficient cash flow from the operation of its subsidiaries or that future financings will be available on acceptable terms or in amounts sufficient to enable the Company to service or refinance its indebtedness, or to make necessary capital expenditures.

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

The Company expects to meet its cash flow requirements through fiscal 2002 from cash generated from operations, existing cash, cash equivalents and marketable securities, and financings, which may include secured credit facilities and/or securitizations and mortgage or capital lease financings. As of May 13, 2002 approximately $44,904,000 is due under the Company’s Ply Gem Credit facility on August 26, 2002 and is included in current maturities of long-term debt at March 30, 2002. In addition, approximately $30,400,000 of letters of credit have been issued under the Ply Gem Credit facility as additional security for approximately $29,000,000 of industrial revenue bonds and capital leases outstanding (included in notes, mortgage notes and obligations payable in the accompanying condensed consolidated balance sheet at March 30, 2002), relating to several of the Company’s manufacturing facilities. The Company is currently exploring a new credit facility to refinance outstanding balances under the Ply Gem Credit facility and provide for availability for issuing letters of credit.

The Company and its subsidiaries have entered into a number of operating lease obligations and have guaranteed certain obligations of various third parties. No significant changes in these obligations have occurred since December 31, 2001. See the Company’s annual report on Form 10-K at December 31, 2001 for amounts outstanding at December 31, 2001.

Unrestricted cash and cash equivalents decreased from approximately $159,529,000 at December 31, 2001 to approximately $68,601,000 at March 30, 2002. Marketable securities available for sale increased from approximately $96,238,000 at December 31, 2001 to approximately $150,540,000 at March 30, 2002. The Company’s investment in marketable securities at March 30, 2002 consisted primarily of federal agency discount notes, treasury bills and bank issued money market instruments. The Company has classified as restricted in the accompanying condensed consolidated balance sheet certain investments and marketable securities that are not fully available for use in its operations. At March 30, 2002, approximately $87,607,000 (of which $13,323,000 is included in current assets) of cash, investments and marketable securities is held in pension trusts or is held as collateral for insurance and letter of credit requirements.

Capital expenditures were approximately $4,342,000 in the first quarter of 2002 compared to approximately $13,730,000 in the first quarter of 2001. Capital expenditures were approximately $41,400,000 for the year ended December 31, 2001 and are expected to be approximately $40,000,000 in 2002.

The Company’s Board of Directors has authorized a number of programs to purchase shares of the Company’s Common and Special Common Stock. The most recent of these programs was announced on May 4, 2000, and allows the Company to purchase up to 1,000,000 shares of the Company’s Common and Special Common Stock in open market or negotiated transactions, subject to market conditions, cash availability and provisions of the Company’s outstanding debt instruments. As of April 19, 2002, the Company has purchased approximately 461,000 shares of its Common and Special Common Stock under this program for approximately $9,200,000 and accounted for such share purchases as treasury stock.

At April 19, 2002, approximately $125,000,000 was available for the payment of cash dividends, stock purchases or other restricted payments as defined under the terms of the Company’s most restrictive Indenture. (See Note G of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

The Company’s working capital increased from approximately $381,100,000 at December 31, 2001 to approximately $392,563,000 at March 30, 2002 while the Company’s current ratio remained the same at 2:1, principally as a result of the factors described below.

Accounts receivable increased approximately $26,075,000 or approximately 12%, between December 31, 2001 and March 30, 2002, while net sales increased approximately $614,000 or approximately 0.1% in the first quarter of 2002 as compared to the fourth quarter of 2001. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on March 30, 2002 as compared to December 31, 2001. The Company has not experienced any significant overall changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in 2002.

Inventories increased approximately $16,045,000 or approximately 8.9%, between December 31, 2001 and March 30, 2002.

Accounts payable increased approximately $18,728,000 or approximately 14.7%, between December 31, 2001 and March 30, 2002.

Unrestricted cash and cash equivalents decreased approximately $90,928,000 from December 31, 2001 to March 30, 2002, principally as a result of the following:

Condensed
Consolidated
Cash Flows(*)

Operating Activities:
Cash flow from operations, net	$22,433,000
Increase in accounts receivable, net	(26,554,000)
Increase in inventories	(16,311,000)
Increase in prepaids and other current assets	(502,000)
Increase in net assets of discontinued operations	(1,762,000)
Increase in accounts payable	19,169,000
Decrease in accrued expenses and taxes	(12,891,000)
Investing Activities:
Purchases of marketable securities, net	(54,302,000)
Capital expenditures	(4,342,000)
Increase in restricted cash and investments	(9,652,000)
Financing Activities:
Payment of borrowings, net	(3,182,000)
Other, net	(3,032,000)

$(90,928,000)

(*) Prepared from the Company’s Condensed Consolidated Statement of Cash Flows for the three months ended March 30, 2002. (See the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

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

There have been no significant changes in market risk from the December 31, 2001 disclosures included in the Company’s annual report on Form 10-K.

A. Interest Rate Risk

The Company is exposed to market risk from changes in interest rates primarily through its investing and borrowing activities. In addition, the Company’s ability to finance future acquisition transactions may be impacted if the Company is unable to obtain appropriate financing at acceptable interest rates.

The Company’s investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments and marketable securities. Short-term investments primarily consist of federal agency discount notes, treasury bills and bank issued money market instruments with original maturities of 90 days or less.

The Company manages its borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities. In addition, the Company has set a substantial portion of its variable rate debt by entering into an interest rate collar transaction to lock in the interest rate between a floor of 5.76% and a cap of 7%.

B. Foreign Currency Risk

The Company’s results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Euro, the Canadian Dollar and the British Pound. In the first quarter of 2002, the net impact of foreign currency changes was not material to the Company’s financial condition or results of operations. The impact of foreign currency changes related to translation resulted in a decrease in stockholders’ investment of approximately $896,000 in the first quarter of 2002. The Company manages its exposure to foreign currency exchange risk principally by trying to minimize the Company’s net investment in foreign assets through the use of strategic short and long-term borrowings at the foreign subsidiary level. The Company generally does not enter into derivative financial instruments to manage foreign currency exposure. At March 30, 2002, the Company did not have any outstanding foreign currency hedging contracts.

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

The Company generally does not enter into derivative financial instruments to manage commodity-pricing exposure. At March 30, 2002, the Company did not have any outstanding commodity forward contracts.

On March 5, 2002, the United States government imposed tariffs and quotas on a wide range of steel imports for a three-year period. Many of the Company’s products are made from steel or contain steel parts. While the Company has certain contracts in place which set the price of steel purchases, not all purchases are covered by contract and the contracts do not extend through the period the quotas and tariffs are imposed. Price changes resulting from the imposition of these quotas and tariffs could impact gross profit, net earnings and cash flows of the Company.

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

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

	(a)		Exhibits

		3.1	By-laws of Nortek, Inc. (as amended through May 2, 2002) (filed herewith).

		4.1	Amendment to Second Amended and Restated Rights Agreement
dated as of April 12, 2002 between the Company and State Street
Bank and Trust Company, as Rights Agent (filedherewith).

	(b)		Reports on Form 8-K.

No reports on Form 8-K were filed during the period.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTEK, INC.
(Registrant)

/s/ Almon C. Hall
Almon C. Hall, Vice President,
Controller and Chief Financial Officer

May 14, 2002
(Date)