Form 10-Q
period 2002-06-29
NORTEK INC
filed 2002-08-13
CIK 72423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-Q
__________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2002

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
Yes [X] No [_]

The total number of shares of the registrant’s Common Stock:

Class	Shares Outstanding July 26, 2002

Common stock, $1.00 par value	10,493,143

Special common stock, $1.00 par value	509,948

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	June 29,	Dec. 31,
	2002	2001
	(Amounts in thousands)
	(Unaudited)

Assets
Current Assets:
Unrestricted
Cash and cash equivalents	$112,759	$159,529
Marketable securities available for sale	142,763	96,238
Restricted
Cash, investments and marketable securities at cost,
which approximates market	23,684	4,360
Accounts receivable, less allowances
of $12,364,000 and $10,492,000	271,407	216,622
Inventories
Raw materials	80,803	70,209
Work in process	19,399	20,127
Finished goods	100,058	89,365

	200,260	179,701

Prepaid expenses	13,048	9,911
Other current assets	14,460	13,003
Prepaid income taxes	45,600	45,465
Assets of discontinued operations	--	14,951

Total current assets	823,981	739,780

Property and Equipment, at Cost:
Land	14,378	14,244
Buildings and improvements	133,512	131,770
Machinery and equipment	361,733	348,687

	509,623	494,701
Less accumulated depreciation	235,414	214,436

Total property and equipment, net	274,209	280,265

Other Assets:
Goodwill, less accumulated amortization
of $89,653,000 and $89,246,000	557,024	557,949
Intangible assets, less accumulated amortization
of $30,691,000 and $27,373,000	111,922	114,442
Unamortized deferred debt expense	17,438	18,861
Restricted investments and marketable securities held
by pension trusts	74,923	73,595
Other	47,066	45,012

	808,373	809,859

	$1,906,563	$1,829,904

Liabilities and Stockholders’ Investment

Current Liabilities:
Notes payable and other short-term obligations	$8,296	$6,248
Current maturities of long-term debt	47,775	58,202
Accounts payable	152,771	127,348
Accrued expenses and taxes, net	191,965	163,513
Liabilities of discontinued operations	--	3,369

Total current liabilities	400,807	358,680

Other Liabilities
Deferred income taxes	48,851	49,727
Other	153,665	159,414

	202,516	209,141

Notes, Mortgage Notes and Obligations
Payable, Less Current Maturities	987,459	990,770

Stockholders’ Investment:
Preference stock, $1 par value; authorized
7,000,000 shares, none issued	--	--
Common stock, $1 par value; authorized
40,000,000 shares; 18,869,617 and
18,829,199 shares issued	18,870	18,829
Special common stock, $1 par value;
authorized 5,000,000 shares; 801,578
and 813,783 shares issued	802	814
Additional paid-in capital	210,804	210,214
Retained earnings	231,166	192,866
Accumulated other comprehensive loss	(34,175)	(39,725)
Less -- treasury common stock at cost,
8,377,935 and 8,377,935 shares	(109,616)	(109,616)
-- treasury special common stock
at cost, 290,169 and 290,136 shares	(2,070)	(2,069)

Total stockholders’ investment	315,781	271,313

	$1,906,563	$1,829,904

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands except per share amounts)

	For The
	Three Months Ended
	June 29,	June 30,
	2002	2001
	(Unaudited)

Net Sales	$522,206	$494,994

Costs and Expenses:
Cost of products sold	362,791	361,442
Selling, general and administrative expense	96,442	73,734
Amortization of goodwill and intangible assets	1,487	5,617

	460,720	440,793

Operating earnings	61,486	54,201
Interest expense	(24,223)	(25,694)
Investment income	1,937	1,993

Earnings from continuing operations before provision
for income taxes	39,200	30,500
Provision for income taxes	15,700	13,400

Earnings from continuing operations	23,500	17,100
Earnings from discontinued operations	4,200	2,600

Net earnings	$27,700	$19,700

Earnings Per Share of Common Stock:
Earnings from continuing operations:
Basic	$2.14	$1.56

Diluted	$2.02	$1.53

Earnings from discontinued operations:
Basic	$.38	$.24

Diluted	$.36	$.23

Net earnings:
Basic	$2.52	$1.80

Diluted	$2.38	$1.76

Weighted Average Number of Shares:
Basic	10,997	10,925

Diluted	11,656	11,204

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands except per share amounts)

	For The
	Six Months Ended
	June 29,	June 30,
	2002	2001
	(Unaudited)

Net Sales	$951,297	$890,227

Costs and Expenses:
Cost of products sold	672,897	656,150
Selling, general and administrative expense	175,974	144,880
Amortization of goodwill and intangible assets	2,992	11,266

	851,863	812,296

Operating earnings	99,434	77,931
Interest expense	(48,390)	(51,032)
Investment income	3,656	4,201

Earnings from continuing operations before provision
for income taxes	54,700	31,100
Provision for income taxes	21,700	13,700

Earnings from continuing operations	33,000	17,400
Earnings (loss) from discontinued operations	5,300	(100)

Net earnings	$38,300	$17,300

Earnings (Loss) Per Share of Common Stock:
Earnings from continuing operations:
Basic	$3.00	$1.59

Diluted	$2.87	$1.56

Earnings (loss) from discontinued operations:
Basic	$.48	$(.01)

Diluted	$.47	$(.01)

Net earnings:
Basic	$3.48	$1.58

Diluted	$3.34	$1.55

Weighted Average Number of Shares:
Basic	10,988	10,920

Diluted	11,482	11,182

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands)

	For The
	Six Months Ended
	June 29,	June 30,
	2002	2001
	(Unaudited)

Cash Flows from operating activities:
Net earnings from continuing operations	$33,000	$17,400
Earnings (loss) from discontinued operations	5,300	(100)

Net earnings	38,300	17,300

Adjustments to reconcile net earnings to cash:
Depreciation and amortization expense	22,324	28,917
Non-cash interest expense	1,191	2,117
Gain on the sale of a discontinued business	(5,400)	--
Changes in certain assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable, net	(50,948)	(50,150)
Inventories	(18,506)	(29,672)
Prepaids and other current assets	(983)	(10,780)
Net assets of discontinued operations	(1,761)	(2,453)
Accounts payable	21,888	39,835
Accrued expenses and taxes	16,917	18,936
Long-term assets, liabilities and other, net	(669)	(1,636)

Total adjustments to net earnings	(15,947)	(4,886)

Net cash provided by operating activities	22,353	12,414

Cash Flows from investing activities:
Capital expenditures	$(10,272)	$(25,608)
Purchase of investments and marketable securities	(194,976)	(54,201)
Proceeds from the sale of investments and marketable securities	148,451	8,118
Proceeds from the sale of a discontinued business	20,816	--
Funds held in escrow for the redemption, in July 2001, of the
9 7/8% Senior Subordinated Notes due 2004 including redemption
premium and accrued interest	--	(215,060)
Change in restricted cash and investments	(20,652)	(4,457)
Other, net	15	2,440

Net cash used in investing activities	(56,618)	(288,768)

Cash Flows from financing activities:
Sale of 9 7/8% Senior Subordinated Notes due 2011	--	241,800
Change in borrowings, net	(13,123)	(4,414)
Other, net	618	319

Net cash (used in) provided by financing activities	(12,505)	237,705

Net decrease in unrestricted cash and cash equivalents	(46,770)	(38,649)
Unrestricted cash and cash equivalents at the beginning of the period	159,529	130,689

Unrestricted cash and cash equivalents at the end of the period	$112,759	$92,040

Supplemental disclosure of cash flow information:

Interest paid	$46,688	$46,753

Income taxes paid, net	$13,263	$1,980

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ INVESTMENT
FOR THE THREE MONTHS ENDED JUNE 30, 2001
(Dollar amounts in thousands)

			Addi-			Accumulated
		Special	tional			Other
	Common	Common	Paid in	Retained	Treasury	Comprehensive	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Income
	(Unaudited)

Balance, March 31, 2001	$18,772	$821	$209,113	$182,466	$(111,684)	$(23,876)	$--
Net earnings	--	--	--	19,700	--	--	19,700
Other comprehensive
income:
Currency translation adjustment	--	--	--	--	--	1,202	1,202
Unrealized appreciation in
the fair value of market-
able securities	--	--	--	--	--	14	14

Comprehensive income							$20,916

1,744 shares of
special common stock
converted into 1,744
shares of common stock	2	(2)	--	--	--	--
1,087 shares of common stock
issued upon exercise of
stock options	1	--	130	--	--	--
53 shares of treasury
stock acquired	--	--	--	--	--	--

Balance, June 30, 2001	$18,775	$819	$209,243	$202,166	$(111,684)	$(22,660)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ INVESTMENT
FOR THE THREE MONTHS ENDED JUNE 29, 2002
(Dollar amounts in thousands)

			Addi-			Accumulated
		Special	tional			Other
	Common	Common	Paid in	Retained	Treasury	Comprehensive	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Income
	(Unaudited)

Balance, March 30, 2002	$18,845	$813	$210,517	$203,466	$(111,686)	$(40,621)	$--
Net earnings	--	--	--	27,700	--	--	27,700
Other comprehensive income:
Currency translation adjustment	--	--	--	--	--	6,422	6,422
Unrealized appreciation in the fair
value of marketable securities	--	--	--	--	--	24	24

Comprehensive income							$34,146

11,116 shares of special common stock
converted into 11,116 shares
of common stock	11	(11)	--	--	--	--
13,380 shares of common stock
issued upon exercise of stock options	14	--	287	--	--	--

Balance, June 29, 2002	$18,870	$802	$210,804	$231,166	$(111,686)	$(34,175)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ INVESTMENT
FOR THE SIX MONTHS ENDED JUNE 30, 2001
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
the fair value of market-
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

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ INVESTMENT
FOR THE SIX MONTHS ENDED JUNE 29, 2002
(Dollar amounts in thousands)

			Addi-			Accumulated
		Special	tional			Other
	Common	Common	Paid in	Retained	Treasury	Comprehensive	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Income
	(Unaudited)

Balance, December 31, 2001	$18,829	$814	$210,214	$192,866	$(111,685)	$(39,725)	$--
Net earnings	--	--	--	38,300	--	--	38,300
Other comprehensive income (loss):
Currency translation adjustment	--	--	--	--	--	5,526	5,526
Unrealized appreciation in the fair
value of marketable securities	--	--	--	--	--	24	24

Comprehensive income							$43,850

12,205 shares of special common stock
converted into 12,205 shares
of common stock	12	(12)	--	--	--
28,213 shares of common stock
Issued upon exercise of stock options	29	--	590	--	--
33 shares of treasury stock acquired	--	--	--	--	(1)	--

Balance, June 29, 2002	$18,870	$802	$210,804	$231,166	$(111,686)	$(34,175)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
JUNE 29, 2002 AND JUNE 30, 2001

(A)

The unaudited condensed consolidated financial statements (the “Unaudited Financial Statements”) presented have been prepared by Nortek, Inc. and include the accounts of Nortek, Inc., and all of its wholly-owned subsidiaries (the “Company”) after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted, the Company believes that the disclosures included are adequate to make the information presented not misleading. Effective in the third quarter of 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”(“SFAS No. 144”) and accordingly the presentation for all periods, including the accompanying unaudited condensed consolidated balance sheet at December 31, 2001 has been reclassified to conform with the new standard. See Notes C and K. It is suggested that these Unaudited Financial Statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s latest annual report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”).

(B)

On June 20, 2002, the Company and Nortek Holdings, Inc. and K Holdings, Inc. (“K Holdings”), an affiliate of Kelso & Company, L.P. (“Kelso”) entered into an Agreement and Plan of Recapitalization (the “Recapitalization Agreement”), which is subject to the satisfactory completion by all parties of the terms and conditions outlined in the Recapitalization Agreement, including the approval of the Company’s shareholders, the availability of certain financing and other customary conditions.

The Company and Kelso have received notice that the waiting period has expired under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in connection with the proposed acquisition.

In connection with the solicitation of proxies with respect to the special meeting of stockholders of the Company concerning the proposed transaction, the Company will file with the SEC, and will furnish to security holders of the Company, a proxy statement, which security holders are advised to read as it will contain important information.

Pursuant to the Recapitalization Agreement each publicly owned outstanding share, with the exception of certain shares owned by certain members of management of the Company, will be acquired for $46 per share in cash by K Holdings in partnership with certain members of management, including Richard L. Bready, the Chairman and Chief Executive Officer of the Company (the “Recapitalization”). The Recapitalization transaction is valued at approximately $1.6 billion based upon the $46 per share price and the assumption or refinancing of the Company’s outstanding indebtedness at the completion of the Recapitalization. The Company’s Board of Directors, based upon the recommendation of a Special Committee of disinterested directors, has approved the Recapitalization. Morgan Stanley & Co. served as financial advisor to the Special Committee and delivered its opinion that the $46 per share consideration to be received by the Company’s public shareholders is fair from a financial point of view.

The Company believes the Recapitalization will be accounted for as a purchase in accordance with the provisions of SFAS No. 141, “Business Combinations”(“SFAS No. 141”), which will result in a new valuation for the assets and liabilities of the Company upon the completion of the Recapitalization.

During the first six months of 2002, the Company has expensed approximately $5,200,000 (included in selling, general and administrative expenses) related to the Recapitalization transaction, primarily for fees and expenses, related to legal and investment advice, incurred by the Special Committee of the Company’s Board of Directors in their evaluation of the fairness of the transaction. Under certain circumstances, including the subsequent acceptance by the Company of a superior acquisition offer or a change in recommendation by the Company against the Recapitalization, the Company may be liable to Kelso and K Holdings for additional fees and expenses in the range of approximately $0 to $24,000,000 cash in the event that the Recapitalization transaction is not consummated.

In connection with the Recapitalization, Kelso has received a financing commitment, subject to certain terms and conditions including the completion of the Recapitalization, from a bank for a senior unsecured term loan facility not to exceed $955 million (the “Bridge Facility”). The Bridge Facility may be used to finance the purchase of the Company’s 8 7/8% Senior Notes due 2008, 9 1/4% Senior Notes due 2007, 9 1/8% Senior Notes due 2007 and 9 7/8% Senior Subordinated Notes due 2011 (collectively, the “Existing Notes”) to the extent that the Existing Notes are tendered for payment under change in control provisions in the Existing Notes respective indentures and are not otherwise repurchased or refinanced. It is expected that any borrowings under the Bridge Facility, if any, would subsequently either be paid off or refinanced with new debt.

On July 25, 2002, the Company entered into a $200,000,000 Senior Secured Credit Facility (the “Senior Secured Credit Facility”), which is syndicated among several banks. The Senior Secured Credit Facility is secured by substantially all of the Company’s accounts receivable and inventory, as well as certain intellectual property rights, and permits borrowings up to the lesser of $200,000,000 or the total of 85% of eligible accounts receivable, as defined, and 50% of eligible inventory, as defined. The outstanding principal balances under the Senior Secured Credit Facility accrue interest at the Company’s option at either LIBOR plus a margin ranging from 2.0% to 2.5% or the banks’prime rate plus a margin ranging from 0.5% to 1.0% depending upon the excess available borrowing capacity, as defined, and the timing of the borrowing as the margin rates will be adjusted quarterly. The Senior Secured Credit Facility includes customary limitations and covenants, but does not require the Company to maintain any financial covenant unless excess available borrowing capacity, as defined, is less than $40,000,000 in which case the Company would be required to maintain, on a trailing four quarter basis, a minimum level of $175,000,000 of earnings before interest, taxes, depreciation and amortization, as defined. The Senior Secured Credit Facility permits the Company to enter into the Recapitalization provided certain conditions are met. On July 25, 2002, proceeds from the Senior Secured Credit Facility were used to refinance the remaining approximately $42,700,000 due on the Ply Gem credit facility and provide for letters of credit totaling approximately $24,800,000, which were previously issued under the Ply Gem credit facility. This transaction resulted in approximately $19,400,000 of restricted cash, investments and marketable securities recorded in current assets in the accompanying balance sheet at June 29, 2002, related to letter of credit requirements under the Ply Gem credit facility, being reclassified as unrestricted in July 2002. In addition, the Company refinanced approximately $3,800,000 of subsidiary debt.

(C)	SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”(“SFAS No. 142”). This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill and intangible assets determined to have an indefinite useful life are no longer amortized, instead these assets are evaluated for impairment on an annual basis and whenever events or business conditions warrant. All other intangible assets will continue to be amortized over their remaining estimated useful lives and are evaluated for impairment in accordance with the provisions of SFAS No. 144. In addition, SFAS No. 142 requires additional disclosures with respect to each major intangible asset class relative to gross and net carrying amounts, accumulated amortization, amortization expense, weighted-average amortization periods and residual value assumptions, if any. SFAS No. 142 also requires that the estimated aggregate amortization expense for each of the five succeeding years be disclosed. The adoption of SFAS No. 142 did not result in any material changes to the Company’s accounting for intangible assets. Additional disclosures will be required in the Company’s 2002 annual report on Form 10-K to be filed with the SEC, along with the transitional disclosures provided in the tables below.

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

As of December 31, 2001, the estimated annual intangible asset amortization expense for each of the succeeding five years aggregates approximately $28,041,000 as follows:

Year Ended	Annual Amortization
December 31,	Expense
(Amounts in thousands)
(Unaudited)

2002	$ 6,068
2003	5,939
2004	5,535
2005	5,270
2006	5,229

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

Goodwill amortization included in operating earnings in the second quarter and first half of 2001 was approximately $4,102,000 and $8,269,000, as determined under accounting principles generally accepted in the United States in effect in the year 2001.

The tables that follow presents earnings from continuing operations, net earnings and the related earnings per share for the three months and six months ended June 30, 2001, as adjusted to reflect the elimination of goodwill amortization expense and the related income tax impact:

	For the Three Months Ended
	June 30, 2001
	Earnings from
	Continuing
	Operations	Net Earnings
	(In thousands except per share amounts)
	(Unaudited)

As reported in the accompanying condensed
consolidated statement of operations	$17,100	$19,700
Eliminate goodwill amortization expense	4,102	4,102
Eliminate related tax impact	(102)	(102)

As adjusted	$21,100	$23,700

As Adjusted Earnings per Share:
Basic	$1.93	$2.17

Diluted	$1.88	$2.12

	For the Six Months Ended
	June 30, 2001
	Earnings from
	Continuing
	Operations	Net Earnings
	(In thousands except per share amounts)
	(Unaudited)

As reported in the accompanying condensed
consolidated statement of operations	$17,400	$17,300
Eliminate goodwill amortization expense	8,269	8,269
Eliminate related tax impact	(169)	(169)

As adjusted	$25,500	$25,400

As Adjusted Earnings per Share:
Basic	$2.34	$2.33

Diluted	$2.28	$2.27

SFAS No. 143, “Accounting for Asset Retirement Obligations”(“SFAS No. 143”) addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 with early adoption permitted. The Company is currently evaluating the impact of adopting SFAS No. 143 on its consolidated financial statements.

SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets. This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30 “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”(“APB 30”), for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 with early adoption encouraged. The Company adopted SFAS No. 144 in the third quarter of 2001 and applied this accounting standard as of January 1, 2001. Adoption of this accounting standard did not result in any material changes in net earnings from accounting standards previously applied. Adoption of this standard did result in the accounting for the gain (loss) on the sale of certain businesses and their related operating results as discontinued operations (see Note K).

SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64 Amendment of FASB Statement No. 13 and Technical Corrections”(“SFAS No. 145”), was issued in April 2002 and addresses the reporting of gains and losses resulting from the extinguishment of debt, accounting for sale-leaseback transactions and rescinds or amends other existing authoritative pronouncements. SFAS No. 145 requires that any gain or loss on extinguishment of debt that does not meet the criteria of APB 30 for classification as an extraordinary item shall not be classified as extraordinary and shall be included in earnings from continuing operations. The provisions of this statement related to the extinguishment of debt are effective for financial statements issued in fiscal years beginning after May 15, 2002 with early application encouraged. The Company is currently evaluating the impact of adopting SFAS No. 145 on its consolidated financial statements.

(D)

In the first quarter of 2001, the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS No. 133”), by recording an approximate $800,000 liability in its balance sheet at March 31, 2001, representing the fair value of the Company’s interest rate collar agreement. As a result, interest expense includes a non-cash reduction in interest expense of approximately $350,000 ($.02 per share, net of tax) and $800,000 ($.04 per share, net of tax) for the second quarter and first half of 2002, respectively, and a non-cash charge to interest expense of approximately $75,000 and $875,000 ($.05 per share, net of tax) for the second quarter and first half of 2001, respectively.

(E)

Comprehensive income included in stockholders’investment was $34,146,000 and $43,850,000 for the second quarter and first half ended June 29, 2002, respectively, and $20,916,000 and $14,007,000 for the second quarter and first half ended June 30, 2001, respectively. Currency translation adjustment gains of $6,422,000 and $5,526,000 were included in comprehensive income in the second quarter and first half of 2002, respectively, and currency translation adjustment gains of $1,202,000 and currency translation losses of $3,306,000 were included in comprehensive income in the second quarter and first half of 2001, respectively.

(F)

Acquisitions are accounted for as purchases and, accordingly, have been included in the Company’s consolidated results of operations since the acquisition date. Purchase price allocations are subject to refinement until all pertinent information regarding the acquisitions is obtained.

(G)

In the second quarter and first half of 2002, a $4,400,000 charge to operating earnings was recorded and is included in selling, general and administrative expenses relating to an incentive earned by certain of the Company’s officers under the Company’s 1999 Equity Performance Plan. In addition, as discussed in Note B, the Company has recorded expenses of approximately $5,200,000 in selling, general and administrative expenses in the second quarter and first half of 2002 related to fees and expenses associated with the Recapitalization of the Company. In the second quarter and first half of 2001, the Company expensed approximately $1,500,000 and $2,200,000, respectively, of manufacturing costs incurred in connection with the start up of a residential air conditioning facility and a vinyl fence and decking facility. Also, in the second quarter and first half of 2001, the Company expensed approximately $1,600,000 and $2,100,000, respectively, of third party fees and expenses associated with the Company’s material procurement strategy. Approximately $1,100,000 and $1,400,000 of these fees and expenses were charged to the Residential Building Products Segment, $400,000 and $600,000 to the Air Conditioning and Heating Products Segment and $100,000 to the Windows, Doors and Siding Products Segment in the second quarter and first half of 2001, respectively. In the first half of 2002, the Company did not incur any direct expense or third party fees associated with this material procurement strategy. The Company estimates that it has realized benefits associated with this material procurement strategy of between $5,000,000 and $7,000,000 in the second quarter of 2002 as compared to the second quarter of 2001 and between $7,000,000 and $10,000,000 in the first half of 2002 as compared to the first half of 2001. The Company recorded in operating earnings, a non-taxable gain of approximately $2,400,000 ($.22 per share) and $3,200,000 ($.29 per share) in the second quarter and first half of 2001, respectively, from net death benefit insurance proceeds related to life insurance maintained on former managers. In the second quarter of 2001, the Company also incurred certain duplicative net interest expense as discussed in Note I.

(H)

The Company’s Board of Directors has authorized a number of programs to purchase shares of the Company’s Common and Special Common Stock. The most recent of these programs was announced on May 4, 2000, to purchase up to 1,000,000 shares of the Company’s Common and Special Common Stock in open market or negotiated transactions, subject to market conditions, cash availability and provisions of the Company’s outstanding debt instruments. As of July 26, 2002, the Company has purchased approximately 461,000 shares of its Common and Special Common Stock for approximately $9,200,000 under this program and accounted for such purchases as treasury stock.

At July 26, 2002, approximately $138,000,000 was available for the payment of cash dividends, stock purchases or other restricted payments as defined under the terms of the Company’s most restrictive indentures related to such payments.

(I)

In June 2001, the Company sold $250,000,000 principal amount of its 9 7/8% Senior Subordinated Notes due 2011 (“9 7/8% Notes”) at a slight discount. Net proceeds from the sale of the 9 7/8% Notes, after deducting underwriting commissions and expenses amounted to approximately $241,800,000 and a portion of such proceeds was used to redeem, on July 12, 2001, $204,822,000 principal amount of the Company’s 9 7/8% Senior Subordinated Notes due 2004 (which notes were called for redemption on June 13, 2001), and pay approximately $2,900,000 of redemption premium and approximately $7,400,000 of accrued interest. As a result of this redemption, the Company recorded an extraordinary loss of approximately $5,500,000 ($.32 per share, net of tax) in the third quarter of 2001 under then existing accounting principles generally accepted in the United States. As discussed in Note C, SFAS No. 145 provides new guidance with respect to the classification of gains or losses on debt extinguishments once adopted. In the second quarter of 2001, the Company incurred approximately $800,000 ($.05 per share, net of tax) of duplicative interest expense, net of interest income, since the redemption of the 9 7/8% Senior Subordinated Notes due 2004 did not occur on the same day as the financing.

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

A reconciliation between basic and diluted earnings per share from continuing operations is as follows:

	Three		Six
	Months Ended		Months Ended
	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001
	(In thousands except per share amounts)

Earnings from continuing
operations	$23,500	$17,100	$33,000	$17,400

Basic EPS:
Basic common shares	10,997	10,925	10,988	10,920

Basic EPS	$2.14	$1.56	$3.00	$1.59

Diluted EPS:
Basic common shares	10,997	10,925	10,988	10,920
Plus: Impact of stock
options	659	279	494	262

Diluted common shares	11,656	11,204	11,482	11,182

Diluted EPS	$2.02	$1.53	$2.87	$1.56

(K)

On April 2, 2002, the Company’s Ply Gem Industries, Inc. (“Ply Gem”) subsidiary sold the capital stock of its subsidiary Hoover, for approximately $20,816,000 of net cash proceeds and recorded a pre-tax gain of approximately $5,400,000 ($.37 per share, net of tax benefit from the utilization of a capital loss carry forward of $.15 per share) in the second quarter of 2002. The operating results of Hoover were previously included in Other in the Company’s segment reporting. Approximately $8,500,000 of the cash proceeds was used to pay down outstanding debt under the Company’s Ply Gem credit facility in the second quarter of 2002.

On September 21, 2001, the Company sold the capital stock of Peachtree Doors and Windows, Inc. (“Peachtree”) and SNE Enterprises, Inc. (“SNE”), subsidiaries of Ply Gem, for approximately $45,000,000 in cash, and recorded a pre-tax loss on the sale of approximately $34,000,000 ($1.79 per share, net of tax) in the third quarter of 2001, including the write off of approximately $11,700,000 of unamortized intangible assets. Peachtree and SNE were previously part of the Windows, Doors and Siding Products Segment. A portion of the cash proceeds was used to pay down approximately $20,500,000 of outstanding debt under the Company’s Ply Gem credit facility.

The sale of these subsidiaries and their related operating results have been excluded from earnings from continuing operations and are classified as discontinued operations for all periods presented.

The following is a summary of the results of discontinued operations for the three and six months ended June 29, 2002 and June 30, 2001:

	Three		Six
	Months Ended		Months Ended
	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001
	(Amounts In thousands)
	(Unaudited)

Net Sales	$--	$103,800	$17,700	$175,800

Earnings (loss) before income taxes	--	4,100	1,800	(1,000)
Income tax provision (benefit)	--	1,500	700	(900)

Earnings (loss) from discontinued operations	--	2,600	1,100	(100)

Gain on sale of discontinued operations net
of tax provision of $1,200,000	4,200	--	4,200	--

Earnings (loss) from discontinued operations	$4,200	$2,600	$5,300	$(100)

Depreciation and amortization expense	$--	$1,376	$216	$2,630

The table that follows presents a breakdown of the major components of assets and liabilities of discontinued operations at December 31, 2001:

Dec. 31, 2001
(Amounts in thousands)
(Unaudited)

Assets:
Accounts receivable, net	$1,566
Inventories, net	7,815
Property and equipment, net	5,157
Other assets	413

Total assets of discontinued operations	$14,951

Liabilities:
Accounts payable	$2,153
Accrued expenses	986
Deferred income taxes	230

Total liabilities of discontinued operations	$3,369

(L)

The Company has three reportable segments: the Residential Building Products Segment; the Air Conditioning and Heating Products Segment; and the Windows, Doors and Siding Products Segment. In the tables below, Other includes corporate related items, intersegment eliminations and certain income and expense items not allocated to reportable segments or separately set forth.

On April 2, 2002, the Company sold the capital stock of Hoover. On September 21, 2001, the Company sold the capital stock of Peachtree and SNE. Accordingly, the results of Hoover, which were previously part of the Other Segment and Peachtree and SNE, which were previously part of the Windows, Doors and Siding Products Segment, have been excluded from earnings from continuing operations and classified separately as discontinued operations for all periods presented (see Notes C and K). Accordingly the segment information presented below excludes Hoover, Peachtree and SNE for all periods.

The Company evaluates segment performance based on operating earnings before allocations of corporate overhead costs. The income statement impact of all purchase accounting adjustments, including goodwill and intangible asset amortization, is included in the operating earnings of the applicable segment. Intersegment net sales and eliminations were not material for any of the periods presented.

Summarized financial information for the Company’s reportable segments is presented in the tables that follow for the three months ended June 29, 2002 and June 30, 2001:

	Three		Six
	Months Ended		Months Ended
	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001
	(Amounts In thousands)

Net Sales:
Residential building products	$183,966	$161,453	$363,957	$325,336
Air conditioning and heating products	190,168	189,194	337,979	326,536
Windows, doors and siding products	148,072	144,347	249,361	238,355

Consolidated net sales	$522,206	$494,994	$951,297	$890,227

Operating Earnings (Loss):
Residential building products	$31,460	$20,987	$59,338	$41,771
Air conditioning and heating products	23,770	23,121	37,325	32,125
Windows, doors and siding products	28,666	17,049	35,675	16,957
Special Committee fees and expenses	(5,200)	--	(5,200)	--
1999 equity incentive plan	(4,400)	--	(4,400)	--
Gain on death benefit	--	2,400	--	3,200
Other	(12,810)	(9,356)	(23,304)	(16,122)

Consolidated operating earnings	61,486	54,201	99,434	77,931

Unallocated:
Interest expense	(24,223)	(25,694)	(48,390)	(51,032)
Investment income	1,937	1,993	3,656	4,201

Earnings from continuing operations before
provision for income taxes	$39,200	$30,500	$54,700	$31,100

Depreciation and Amortization:
Residential building products	$3,889	$5,795	$8,057	$11,526
Air conditioning and heating products	3,193	3,106	6,499	6,344
Windows, doors and siding products	3,811	5,430	7,469	10,730
Other	148	161	299	317

Consolidated depreciation and
amortization expense	$11,041	$14,492	$22,324	$28,917

Amortization of Goodwill included in
Depreciation and Amortization Expense:
Residential building products	$	$1,836	$	$3,720
Air conditioning and heating products	--	346	--	709
Windows, doors and siding products	--	1,920	--	3,840

Consolidated goodwill amortization
expense	--	$4,102	--	$8,269

Capital Expenditures:
Residential building products	$2,182	$4,002	$3,639	$7,125
Air conditioning and heating products	1,881	5,306	2,597	8,270
Windows, doors and siding products	1,477	2,547	3,639	10,181
Other	390	23	397	32

Consolidated capital expenditures	$5,930	$11,878	$10,272	$25,608

(M)

The Company provides income taxes on an interim basis based upon the estimated annual effective income tax rate. The following reconciles the federal statutory income tax rate to the estimated effective tax rate of approximately 39.7% and 44.1% for the first six months of 2002 and 2001, respectively.

	Six Months Ended
	June 29,	June 30,
	2002	2001

Income tax provision at the federal statutory rate	35.0%	35.0%
Net Change from federal statutory rate:
Amortization not deductible for income tax purposes	--	7.6
Non-taxable gain on life insurance proceeds	--	(1.5)
State income taxes, net of federal income tax effect	1.5	1.6
Tax effect resulting from foreign activities	1.8	2.5
Other, net	1.4	(1.1)

Income tax provision at estimated effective rate	39.7%	44.1%

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 29, 2002
AND THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2001

The Company is a diversified manufacturer of residential and commercial building products, operating within three principal segments: the Residential Building Products Segment, the Air Conditioning and Heating Products Segment and the Windows, Doors and Siding Products Segment. In the results of operations presented below, Other includes corporate related items, intersegment eliminations and certain income and expense not allocated to reportable segments or separately set forth. Through its principal segments, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the residential and commercial construction, manufactured housing and the do-it-yourself (“DIY”) and professional remodeling and renovation markets. (As used in this report, the terms “Company“ and “ Nortek” refer to Nortek, Inc., together with its subsidiaries, unless the context indicates otherwise. Such terms as “Company” and “Nortek” are used for convenience only and are not intended as a precise description of any of the separate corporations, each of which manages its own affairs.)

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

On April 2, 2002, the Company’s Ply Gem Industries, Inc. (“Ply Gem”) subsidiary sold the capital stock of its subsidiary Hoover Treated Wood Products, Inc. (“Hoover”) and recorded a pre-tax gain of approximately $5,400,000 in relation to the sale of Hoover in the second quarter of 2002 as part of earnings from discontinued operations. On September 21, 2001, the Company sold the capital stock of Peachtree Doors and Windows, Inc. (“Peachtree”) and SNE Enterprises, Inc. (“SNE”), subsidiaries of Ply Gem. (See Note K of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”(“SFAS No. 144”). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets. This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30 “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”), for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 with early adoption encouraged. The Company adopted SFAS No. 144 in the third quarter of 2001 and applied this accounting standard as of January 1, 2001. Adoption of this standard resulted in the accounting for the gain on the sale of Hoover in the second quarter of 2002, the loss on the sale of Peachtree and SNE in the third quarter of 2001 and the reclassification of operating results as discontinued operations for the operating results of Hoover, which were previously included in Other in the Company’s segment reporting, and Peachtree and SNE, which were previously included in the Windows, Doors and Siding Segment. Accordingly the results of Hoover, Peachtree and SNE have been excluded from earnings from continuing operations and are classified separately as discontinued operations for all periods presented. (See Notes C and K of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

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

Results of Operations

The tables that follow present the unaudited net sales from continuing operations, operating earnings from continuing operations and depreciation and amortization expense from continuing operations for the Company’s principal segments for the second quarter ended June 29, 2002 and June 30, 2001, the dollar amount and percentage change of such results as compared to the prior comparable period and the percentage to net sales of operating earnings and depreciation and amortization expense for the second quarter ended June 29, 2002 and June 30, 2001:

			Change in
	Second Quarter Ended		Second Quarter 2002
	June 29,	June 30,	as Compared to 2001
	2002	2001	$	%
	(Dollar amounts in thousands)

Net Sales:
Residential Building Products	$183,966	$161,453	$22,513	13.9%
Air Conditioning and Heating Products	190,168	189,194	974		.5
Windows, Doors and Siding Products	148,072	144,347	3,725	2.6

	$522,206	$494,994	$27,212	5.5%

Operating Earnings (Loss):
Residential Building Products	$31,460	$20,987	$10,473	49.9%
Air Conditioning and Heating Products	23,770	23,121	649	2.8
Windows, Doors and Siding Products	28,666	17,049	11,617	68.1
Special Committee fees and expenses	(5,200)	--	(5,200)	*
1999 equity incentive plan	(4,400)	--	(4,400)	*
Gain on death benefit life insurance plan	--	2,400	(2,400)	*
Other	(12,810)	(9,356)	(3,454)	(36.9)

	$61,486	$54,201	$7,285	13.4%

Depreciation and Amortization Expense:
Residential Building Products	$3,889	$5,795	$(1,906)	(32	.9)%
Air Conditioning and Heating Products	3,193	3,106	87	2.8
Windows, Doors and Siding Products	3,811	5,430	(1,619)	(29.8)
Other	148	161	(13)	(8.1)

	$11,041	$14,492	$(3,451)	(23	.8)%

Operating Earnings Margin:
Residential Building Products	17.1%	13.0%
Air Conditioning and Heating Products	12.5	12.2
Windows, Doors and Siding Products	19.4	11.8
Consolidated	11.8%	10.9%

Depreciation and Amortization
Expense as a % of Net Sales:
Residential Building Products	2.1%	3.6%
Air Conditioning and Heating Products	1.7	1.6
Windows, Doors and Siding Products	2.6	3.8
Consolidated	2.1%	2.9%

* Not meaningful

The tables that follow present the unaudited net sales from continuing operations, operating earnings from continuing operations and depreciation and amortization expense from continuing operations for the Company’s principal segments for the six months ended June 29, 2002 and June 30, 2001, the dollar amount and percentage change of such results as compared to the prior comparable period and the percentage to net sales of operating earnings and depreciation and amortization expense for the six months ended June 29, 2002 and June 30, 2001:

			Change in
	Six Months Ended		First Six Months 2002
	June 29,	June 30,	as Compared to 2001
	2002	2001	$	%
	(Dollar amounts in thousands)

Net Sales:
Residential Building Products	$363,957	$325,336	$38,621	11.9%
Air Conditioning and Heating Products	337,979	326,536	11,443	3.5
Windows, Doors and Siding Products	249,361	238,355	11,006	4.6

	$951,297	$890,227	$61,070	6.9%

Operating Earnings (Loss):
Residential Building Products	$59,338	$41,771	$17,567	42.1%
Air Conditioning and Heating Products	37,325	32,125	5,200	16.2
Windows, Doors and Siding Products	35,675	16,957	18,718	110.4
Special Committee fees and expenses	(5,200)	--	(5,200)	*
1999 equity incentive plan	(4,400)	--	(4,400)	*
Gain on death benefit life insurance	--	3,200	(3,200)	*
Other	(23,304)	(16,122)	(7,182)	(44.5)

	$99,434	$77,931	$21,503	27.6%

Depreciation and Amortization Expense:
Residential Building Products	$8,057	$11,526	$(3,469)	(30	.1)%
Air Conditioning and Heating Products	6,499	6,344	155	2.4
Windows, Doors and Siding Products	7,469	10,730	(3,261)	(30.4)
Other	299	317	(18)	(5.7)

	$22,324	$28,917	$(6,593)	(22	.8)%

Operating Earnings Margin:
Residential Building Products	16.3%	12.8%
Air Conditioning and Heating Products	11.0	9.8
Windows, Doors and Siding Products	14.3	7.1
Consolidated	10.5%	8.8%

Depreciation and Amortization
Expense as a % of Net Sales:
Residential Building Products	2.2%	3.5%
Air Conditioning and Heating Products	1.9	1.9
Windows, Doors and Siding Products	3.0	4.5
Consolidated	2.3%	3.2%

* Not meaningful

The tables that follow set forth, for the periods presented, (a) certain unaudited consolidated operating results, (b) the change in the amount and the percentage change of such results as compared to the prior comparable period, (c) the percentage which such results bear to net sales, and (d) the change of such percentages as compared to the prior comparable period. The results of operations for the second quarter ended June 29, 2002 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

			Change in
	Second Quarter Ended		Second Quarter 2002
	June 29,	June 30,	as Compared to 2001
	2002	2001	$	%
	(Dollar amounts in millions)

Net sales	$522.2	$495.0	$27.2	5.5%
Cost of products sold	362.8	361.5	(1.3)	(.4)
Selling, general and administrative expense	96.4	73.7	(22.7)	(30.8)
Amortization of goodwill and intangible assets	1.5	5.6	4.1	73.2

Operating earnings	61.5	54.2	7.3	13.5
Interest expense	(24.2)	(25.7)	1.5	5.8
Investment income	1.9	2.0	(.1)	(5.0)

Earnings from continuing operations before
provision for income taxes	39.2	30.5	8.7	28.5
Provision for income taxes	15.7	13.4	(2.3)	(17.2)

Earnings from continuing operations	23.5	17.1	6.4	37.4
Earnings from discontinued operations	4.2	2.6	1.6	61.5

Net earnings	$27.7	$19.7	$8.0	40.6%

			Change in
	Percentage of Net Sales		Percentage
	Second Quarter Ended		for the Second
	June 29,	June 30,	Quarter 2002
	2002	2001	as Compared to 2001

Net sales	100.0%	100.0%	---%
Cost of products sold	69.5	73.0	3.5
Selling, general and administrative expense	18.4	14.9	(3.5)
Amortization of goodwill and intangible assets	.3	1.1	.8

Operating earnings	11.8	11.0	.8
Interest expense	(4.7)	(5.2)	.5
Investment income	.4	.4	--

Earnings from continuing operations before
provision for income taxes	7.5	6.2	1.3
Provision for income taxes	3.0	2.7	(.3)

Earnings from continuing operations	4.5	3.5	1.0
Earnings from discontinued operations	.8	.5	.3

Net earnings	5.3%	4.0%	1.3%

The tables that follow set forth, for the periods presented, (a) certain unaudited consolidated operating results, (b) the change in the amount and the percentage change of such results as compared to the prior comparable period, (c) the percentage which such results bear to net sales, and (d) the change of such percentages as compared to the prior comparable period. The results of operations for the six months ended June 29, 2002 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

			Change in
	Six Months Ended		First Six Months 2002
	June 29,	June 30,	as Compared to 2001
	2002	2001	$	%
	(Dollar amounts in millions)

Net sales	$951.3	$890.2	$61.1	6.9%
Cost of products sold	672.9	656.1	(16.8)	(2.6)
Selling, general and administrative expense	176.0	144.9	(31.1)	(21.5)
Amortization of goodwill and intangible assets	3.0	11.3	8.3	73.5

Operating earnings	99.4	77.9	21.5	27.6
Interest expense	(48.4)	(51.0)	2.6	5.1
Investment income	3.7	4.2	(.5)	(11.9)

Earnings from continuing operations before
provision for income taxes	54.7	31.1	23.6	75.9
Provision for income taxes	21.7	13.7	(8.0)	(58.4)

Earnings from continuing operations	33.0	17.4	15.6	89.7
Earnings (loss) from discontinued operations	5.3	(.1)	5.4	*

Net earnings	$38.3	$17.3	$21.0	121.4%

* not meaningful

			Change in
	Percentage of Net Sales		Percentage
	Six Months Ended		for the First
	June 29,	June 30,	Six Months 2002
	2002	2001	as Compared to 2001

Net sales	100.0%	100.0%	---%
Cost of products sold	70.7	73.7	3.0
Selling, general and administrative expense	18.5	16.3	(2.2)
Amortization of goodwill and intangible assets	.3	1.3	1.0

Operating earnings	10.5	8.7	1.8
Interest expense	(5.1)	(5.7)	.6
Investment income	0.4	0.5	(.1)

Earnings from continuing operations before
provision for income taxes	5.8	3.5	2.3
Provision for income taxes	2.3	1.5	(.8)

Earnings from continuing operations	3.5	2.0	1.5
Earnings (loss) from discontinued operations	.5	(.1)	.6

Net earnings	4.0%	1.9%	2.1%

Consolidated net sales increased approximately $27,200,000 or 5.5% for the second quarter of 2002 as compared to the second quarter of 2001 and increased approximately $61,100,000 or 6.9% for the first six months of 2002 as compared to the first six months of 2001. Excluding the effect of changes in foreign currency exchange rates, consolidated net sales increased approximately $25,900,000 or 5.2% for the second quarter of 2002 as compared to the second quarter of 2001 and approximately $62,400,000 or 7.0% for the first six months of 2002 as compared to the first six months of 2001. These increases are summarized by segment as follows:

	Increase in net sales
	Second Quarter 2002		Six Months 2002
	As compared to 2001		As compared to 2001
	Amount	%	Amount	%

Residential Building Products	$21,400,000	13.3%	$39,100,000	12.0%
Air Conditioning and Heating Products	600,000	0.3	11,800,000	3.6
Windows, Doors and Siding Products	3,900,000	2.7	11,500,000	4.8

	$25,900,000	5.2%	$62,400,000	7.0%

Overall, increases in sales levels in the second quarter and first six months of 2002 reflect continued strength in new home construction and remodeling markets and favorable weather conditions. The increase in net sales volume in the Residential Building Products Segment was, in part, the result of steady new home construction and strong remodeling business, increases in average unit sales prices of range hoods due to changes in product mix and increased sales of garage door openers. The increase in net sales in the Air Conditioning and Heating Products Segment, was principally as a result of increased sales volume of HVAC products to the residential site built market, partially offset by the general slowdown in commercial construction activity which reduced the level of shipments of the Company’s commercial HVAC products and lower sales to the manufactured housing market in the second quarter and first six months of 2002 as continued softness is being experienced by this industry. The trend of lower levels of orders and shipments of commercial HVAC products is expected to continue for the balance of 2002. The increase in net sales in the Windows, Doors and Siding Products Segment was principally due to strong new construction and remodeling activity, as well as favorable weather conditions, which created increased volume for vinyl siding, fencing and decking products.

Cost of products sold, as a percentage of net sales, decreased from approximately 73.0% in the second quarter of 2001 to approximately 69.5% in the second quarter of 2002 and decreased from approximately 73.7% in the first half of 2001 to approximately 70.7% in the first half of 2002. Material costs represented approximately 43.5% and 46.9% of net sales for the second quarter of 2002 and 2001, respectively and represented approximately 43.7% and 46.4% of net sales for the first half of 2002 and 2001, respectively. Material costs as a percent of net sales have decreased primarily due to increased net sales levels and decreases in product costs including lower costs achieved from the Company’s material procurement strategy as discussed further below. Included in cost of products sold was approximately $1,500,000 in the second quarter of 2001 and $2,200,000 in the first six months of 2001 of costs incurred in the start-up of a residential HVAC manufacturing facility and a vinyl fence and decking facility. Excluding the effect of changes in foreign currency exchange rates in 2002 and the costs incurred in the start-up of facilities in 2001, cost of products sold as a percentage of net sales decreased from approximately 72.7% in the second quarter of 2001 to approximately 69.4% in the second quarter of 2002 and from approximately 73.5% in the first six months of 2001 to approximately 70.7% in the first six months of 2002. These decreases in the percentages in the second quarter and first six months of 2002 principally resulted from reductions realized in the cost of certain purchased materials and component parts, in part, due to lower prices and the effect of lower costs from cost reduction measures, particularly PVC resin for vinyl siding products, implemented in 2001. The Company also realized slightly lower prices on steel products between these periods but expects that the price of steel in the second half of 2002 will be higher than prices paid in 2001 and the first half of 2002. The Company estimates that the impact of higher steel prices could be approximately $4,000,000 to $7,000,000 over the second half of 2002. In addition, increased sales volume of HVAC products to residential site built customers in the Air Conditioning and Heating Products Segment, increased average unit sales prices of range hoods due to changes in product mix toward higher priced units in the Residential Building Product Segment and increased sales volume of vinyl siding products in the Window, Doors and Siding Products Segment, all without a proportionate increase in cost were also a factor. In 2002 the Company estimates that it has realized benefits associated with its material procurement strategy of between $5,000,000 and $7,000,000 in the second quarter of 2002 as compared to the second quarter of 2001 and between $7,000,000 and $10,000,000 in the first six months of 2002 as compared to the first six months of 2001. This strategy is expected to result in approximately $15,000,000 in annualized savings when fully implemented. Cost savings estimated to be achieved from this strategy over the second half of 2002 are expected to be partially offset by increases in steel prices as noted above. Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, material costs and changes in productivity levels.

Selling, general and administrative expense as a percentage of net sales, increased from approximately 14.9% in the second quarter of 2001 to approximately 18.4% in the second quarter of 2002 and from approximately 16.3% in the first six months of 2001 to approximately 18.5% in the first six months of 2002. Selling, general and administrative expense in the second quarter and first six months of 2002 included approximately $4,400,000 relating to an incentive expensed and paid to certain of the Company’s officers under the Company’s 1999 Equity Performance Plan and approximately $5,200,000 expensed for fees and expenses associated with the Recapitalization of the Company. (See Liquidity and Capital Resources for a discussion of the Recapitalization). Selling, general and administrative expense in the second quarter and first six months of 2001 was reduced by approximately $2,400,000 and $3,200,000, respectively, related to a non-taxable gain from net death benefit insurance proceeds related to life insurance maintained on former managers and approximately $1,600,000 and $2,100,000, respectively, of third party fees and expenses related to the Company’s material procurement strategy. All of the above amounts are set forth separately in the segment data except the third party fees and expenses related to the Company’s material procurement strategy. Approximately $1,100,000 and $1,400,000 of the material procurement fees and expenses were charged to the Residential Building Products Segment, $400,000 and $600,000 to the Air Conditioning and Heating Products Segment and $100,000 to the Windows, Doors and Siding Products Segment, in the second quarter and first six months of 2001, respectively. Excluding the effect of the incentive earned by certain of the Company’s officers under the Company’s 1999 Equity Performance Plan, the fees and expenses associated with the Recapitalization of the Company, the effect of changes in foreign currency exchange rates and the net death benefit proceeds and expenses related to the Company’s material procurement strategy in 2001, selling, general and administrative expense increased from approximately 15.1% as a percentage of net sales in the second quarter of 2001 to approximately 16.6% in the second quarter of 2002 and from approximately 16.4% as a percentage of net sales in the first six months of 2001 to approximately 17.5% in first six months of 2002.

Amortization of goodwill and intangible assets, as a percentage of net sales, decreased from approximately 1.1% in the second quarter of 2001 to approximately .3% in the second quarter of 2002 and from approximately 1.3% in the first six months of 2001 to approximately .3% in the first six months of 2002. Beginning January 1, 2002, goodwill is no longer being amortized by the Company in accordance with the adoption of SFAS No. 142. Amortization of goodwill was approximately $4,102,000 for the second quarter of 2001 and $8,269,000 for the first six months of 2001, as determined under accounting principles generally accepted in the United States in effect in the year 2001 (see below).

Consolidated operating earnings increased approximately $7,300,000 from approximately $54,200,000 in the second quarter of 2001 to approximately $61,500,000 in the second quarter of 2002 and approximately $21,500,000 from approximately $77,900,000 in the first half of 2001 to approximately $99,400,000 in the first half of 2002 as a result of the factors discussed above.

Consolidated operating earnings have been reduced by depreciation and amortization expense (other than amortization of deferred debt expense and debt discount) of approximately $11,041,000 and $14,492,000 for the second quarter of 2002 and 2001 respectively and $22,324,000 and $28,917,000 for the first half of 2002 and 2001, respectively.

Excluding the effect of (a) the approximate $4,400,000 relating to an incentive earned by certain of the Company’s officers under the Company’s 1999 Equity Performance Plan in the second quarter and first half of 2002, (b) the approximate $5,200,000 of fees and expenses associated with the Recapitalization of the Company in the second quarter and first half of 2002, (c) approximately $100,000 of higher operating earnings from the effect of changes in foreign currency exchange rates in the second quarter of 2002 and approximately $100,000 of lower operating earnings from the effect of changes in foreign currency exchange rates in the first half of 2002, (d) the approximate $1,600,000 and $2,100,000 of third party fees and expenses associated with the Company’s material procurement strategy incurred in the second quarter and first half of 2001, respectively, (e) the approximate $2,400,000 and $3,200,000 non-taxable gain from net death benefit insurance proceeds in the second quarter and first half of 2001, respectively, and (f) the approximate $1,500,000 and $2,200,000 of costs incurred in the start-up of a residential HVAC manufacturing facility and a vinyl fence and decking facility in the second quarter and first half of 2001, respectively, operating earnings increased approximately $16,100,000 from approximately $54,900,000 in the second quarter of 2001 to $71,000,000 in the second quarter of 2002 and increased approximately $30,100,000 from approximately $79,000,000 in the first half of 2001 to $109,100,000 in the first half of 2002 and is summarized below:

	Increase (decrease) in operating earnings
	Second Quarter 2002		Six Months 2002
	As compared to 2001		As compared to 2001
	Amount	%	Amount	%

Residential Building Products	$9,300,000	42.1%	$16,200,000	37.5%
Air Conditioning and Heating Products	(1,100,000)	(4.4)	2,600,000	7.5
Windows, Doors and Siding Products	11,400,000	65.7	18,500,000	107.2
Other	(3,500,000)	(37.4)	(7,200,000)	(44.7)

	$16,100,000	29.3%	$30,100,000	38.1%

The increase in operating earnings in the Residential Building Products Segment was primarily as a result of increased sales volume due to continued strength in the first half of 2002 in new home construction and remodeling markets, favorable weather conditions, increases in average unit sales prices of range hoods due to changes in product mix and increased sales of garage door openers. The increase in operating earnings in the Air Conditioning and Heating Products Segment in the first half of 2002 was principally due to increased sales volume of HVAC products to customers serving the residential site built market. The decrease in operating earnings in the Air Conditioning and Heating Products Segment in the second quarter was principally due to the softness in the commercial sector. The increase in operating earnings in the Windows, Doors and Siding Products Segment in 2002 was principally due to an increase in earnings from vinyl siding and related products which benefited from reduced material costs as a result of price and cost improvements and higher sales volume as compared to 2001. Overall, all three segments have begun to realize benefits associated with the Company’s material procurement strategy.

Operating earnings of foreign operations, consisting primarily of the results of operations of the Company’s Canadian and European subsidiaries, were approximately 6.0% and 5.4% of operating earnings (before corporate overhead) in the second quarter of 2002 and 2001, respectively and approximately 6.9% and 5.3% of operating earnings (before corporate overhead) in the first half of 2002 and 2001, respectively. Sales and earnings derived from international markets are subject to the risks of currency fluctuations.

Interest expense in the second quarter of 2002 decreased approximately $1,500,000 or approximately 5.8% as compared to the second quarter of 2001 and approximately $2,600,000 or approximately 5.1% in the first six months of 2002 as compared to the first six months of 2001, primarily as a result of duplicative interest expense of approximately $1,100,000 in the second quarter and first six months of 2001 associated with the redemption of the Company’s 9 7/8% Senior Subordinated Notes due 2004. See Note I of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein. The adoption of SFAS No. 133 resulted in an approximate $350,000 non-cash reduction in interest expense in the second quarter of 2002 compared to a $75,000 increase in the second quarter of 2001 and an approximate $800,000 reduction to interest expense in the first six months of 2002 compared to an approximate $875,000 non-cash charge to interest expense for the first six months of 2001 (see Note D of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein) partially offset by increased borrowings associated with plant expansion during the second quarter and first six months ended June 30, 2001 (see Note G of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

Investment income decreased approximately $100,000 or 5% in the second quarter of 2002, as compared to the second quarter of 2001 and approximately $500,000 or 11.9% in the first half of 2002, as compared to the first half of 2001 primarily as a result of lower investment income rates. Included in investment income was approximately $650,000 and $1,300,000 in the second quarter and first half of 2002, respectively and $400,000 and $900,000 in the second quarter and first half of 2001, respectively, related to restricted investments and marketable securities held by pension trusts.

The provision for income taxes from continuing operations was approximately $15,700,000 for the second quarter of 2002 as compared to approximately $13,400,000 for the second quarter of 2001 and approximately $21,700,000 for the first six months of 2002 as compared to approximately $13,700,000 for the first six months of 2001. The income tax rates differed from the United States Federal statutory rate of 35% principally as a result of the effect of foreign income tax on foreign source income, state income tax provisions and non-deductible amortization expense (for tax purposes) in 2001. Beginning January 1, 2002, goodwill and intangible assets determined to have an indefinite life are no longer being amortized (non-deductible for tax purposes). (See Note M of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

The table that follows presents a summary of the operating results of discontinued operations for the second quarter and first six months ended June 29, 2002 and June 30, 2001. (See Notes C and K of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

	Three		Six
	Months Ended		Months Ended
	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001
	(Amounts in thousands)
	(Unaudited)

Net Sales	$--	$103,800	$17,700	$175,800

Earnings (loss) before income taxes	--	4,100	1,800	(1,000)
Income tax provision (benefit)	--	1,500	700	(900)

Earnings (loss) from discontinued operations	--	2,600	1,100	(100)
Gain on sale of discontinued operations net
of tax provision of $1,200,000	4,200	--	4,200	--

Earnings (loss) from discontinued operations	$4,200	$2,600	$5,300	$(100)

Depreciation and amortization expense	$--	$1,376	$216	$2,630

SFAS No. 141, “Business Combinations”(“SFAS No. 141”) requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”(“SFAS No. 142”). This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill and intangible assets determined to have an indefinite useful life are no longer amortized, instead these assets are evaluated for impairment on an annual basis and whenever events or business conditions warrant. All other intangible assets will continue to be amortized over their remaining estimated useful lives and are evaluated for impairment in accordance with the provisions of SFAS No. 144. In addition, SFAS No. 142 requires additional disclosures with respect to each major intangible asset class relative to gross and net carrying amounts, accumulated amortization, amortization expense, weighted-average amortization periods and residual value assumptions, if any. SFAS No. 142 also requires that the estimated aggregate amortization expense for each of the five succeeding years be disclosed. The adoption of SFAS No. 142 did not result in any material changes to the Company’s accounting for intangible assets and additional disclosures will be required in the Company’s 2002 annual report on Form 10-K to be filed with the SEC, which include the transitional disclosures contained in Note C of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.

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

Goodwill amortization included in operating earnings in the second quarter and first six months of 2001 was approximately $4,102,000 and $8,269,000, respectively, as determined under accounting principles generally accepted in the United States in effect in the year 2001. As adjusted diluted earnings per share from continuing operations for the second quarter and first six months ended June 30, 2001 would have been approximately $1.88 per share and $2.28 per share, respectively, excluding the after tax effect of goodwill amortization. (See Note C of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

SFAS No. 143, “Accounting for Asset Retirement Obligations”(“SFAS No. 143”) addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 with early adoption permitted. The Company is currently evaluating the impact of adopting SFAS No. 143 on its consolidated financial statements.

SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets. This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB 30 , for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 with early adoption encouraged. The Company adopted SFAS No. 144 in the third quarter of 2001 and applied this accounting standard as of January 1, 2001. Adoption of this accounting standard did not result in any material changes in net earnings from accounting standards previously applied. Adoption of this standard did result in the accounting for the gain (loss) on the sale of certain businesses and their related operating results as discontinued operations. (See Note K of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64 Amendment of FASB Statement No. 13 and Technical Corrections”(“SFAS No. 145”) was issued in April 2002 and addresses the reporting of gains and losses resulting from the extinguishment of debt, accounting for sale-leaseback transactions and rescinds or amends other existing authoritative pronouncements. SFAS No. 145 requires that any gain or loss on extinguishment of debt that does not meet the criteria of APB 30 for classification as an extraordinary item shall not be classified as extraordinary and shall be included in earnings from continuing operations. The provisions of this statement related to the extinguishment of debt are effective for financial statements issued in fiscal years beginning after May 15, 2002 with early application encouraged. The Company is currently evaluating the impact of adopting SFAS No. 145 on its consolidated financial statements.

Comprehensive income included in stockholders’investment was $43,850,000 at June 29, 2002 and $14,007,000 at June 30, 2001. Currency translation adjustment gains of $6,422,000 and $5,526,000 were included in comprehensive income in the second quarter and first half of 2002, respectively, and currency translation adjustment gains of $1,202,000 and currency translation losses of $3,306,000 were included in comprehensive income in the second quarter and first half of 2001, respectively. (See Note E of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

Liquidity and Capital Resources

On June 20, 2002, the Company and Nortek Holdings, Inc. and K Holdings, Inc. (“K Holdings”), an affiliate of Kelso & Company, L.P. (“Kelso”) entered into an Agreement and Plan of Recapitalization (the “Recapitalization Agreement”), which is subject to the satisfactory completion by all parties of the terms and conditions outlined in the Recapitalization Agreement, including the approval of the Company’s shareholders, the availability of certain financing and other customary conditions.

The Company and Kelso have received notice that the waiting period has expired under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in connection with the proposed acquisition.

In connection with the solicitation of proxies with respect to the special meeting of stockholders of the Company concerning the proposed transaction, the Company will file with the SEC, and will furnish to security holders of the Company, a proxy statement, which security holders are advised to read as it will contain important information.

Pursuant to the Recapitalization Agreement each publicly owned outstanding share, with the exception of certain shares owned by certain members of management of the Company, will be acquired for $46 per share in cash by K Holdings in partnership with certain members of management, including Richard L. Bready, the Chairman and Chief Executive Officer of the Company (the “Recapitalization”). The Recapitalization transaction is valued at approximately $1.6 billion based upon the $46 per share price and the assumption or refinancing of the Company’s outstanding indebtedness at the completion of the Recapitalization. The Company’s Board of Directors, based upon the recommendation of a Special Committee of disinterested directors, has approved the Recapitalization. Morgan Stanley & Co. served as financial advisor to the Special Committee and delivered its opinion that the $46 per share consideration to be received by the Company’s public shareholders is fair from a financial point of view.

The Company believes the Recapitalization will be accounted for as a purchase in accordance with the provisions of SFAS No. 141, which will result in a new valuation for the assets and liabilities of the Company upon the completion of the Recapitalization.

During the first six months of 2002, the Company expensed approximately $5,200,000 (included in selling, general and administrative expenses) related to the Recapitalization transaction, primarily for fees and expenses, related to legal and investment advice, incurred by the Special Committee of the Company’s Board of Directors in their evaluation of the fairness of the transaction. Under certain circumstances, including the subsequent acceptance by the Company of a superior acquisition offer or a change in recommendation by the Company against the Recapitalization, the Company may be liable to Kelso and K Holdings for additional fees and expenses in the range of approximately $0 to $24,000,000 in the event that the Recapitalization transaction is not consummated.

In connection with the Recapitalization, Kelso has received a financing commitment, subject to certain terms and conditions including the completion of the Recapitalization, from a bank for a senior unsecured term loan facility not to exceed $955 million (the “Bridge Facility”). The Bridge Facility may be used to finance the purchase of the Company’s 8 7/8% Senior Notes due 2008, 9 ¼% Senior Notes due 2007, 9 1/8% Senior Notes due 2007 and 9 7/8% Senior Subordinated Notes due 2011 (collectively the “Existing Notes”) to the extent that the Existing Notes are tendered for payment under change in control provisions in the Existing Notes respective indentures and are not otherwise repurchased or refinanced. It is expected that any borrowings under the Bridge Facility, if any, would subsequently either be paid off or refinanced with new debt.

On July 25, 2002, the Company entered into a $200,000,000 Senior Secured Credit Facility (the “Senior Secured Credit Facility”), which is syndicated among several banks. The Senior Secured Credit Facility is secured by substantially all of the Company’s accounts receivable and inventory, as well as certain intellectual property rights, and permits borrowings up to the lesser of the $200,000,000 or the total of 85% of eligible accounts receivable, as defined, and 50% of eligible inventory, as defined. The outstanding principal balances under the Senior Secured Credit Facility accrue interest at the Company’s option at either LIBOR plus a margin ranging from 2.0% to 2.5% or the banks’ prime rate plus a margin ranging from 0.5% to 1.0% depending upon the excess available borrowing capacity, as defined, and the timing of the borrowing as the margin rates will be adjusted quarterly. The Senior Secured Credit Facility includes customary limitations and covenants, but does not require the Company to maintain any financial covenant unless excess available borrowing capacity, as defined, is less than $40,000,000 in which case the Company would be required to maintain, on a trailing four quarter basis, a minimum level of $175,000,000 of earnings before interest, taxes, depreciation and amortization, as defined. The Senior Secured Credit Facility permits the Company to enter into the Recapitalization provided certain conditions are met. On July 25, 2002, proceeds from the Senior Secured Credit Facility were used to refinance the remaining approximately $42,700,000 due on the Ply Gem credit facility and provide for letters of credit totaling approximately $24,800,000, which were previously issued under the Ply Gem credit facility. This transaction resulted in approximately $19,400,000 of restricted cash, investments and marketable securities recorded in current assets in the accompanying balance sheet at June 29, 2002, related to letter of credit requirements under the Ply Gem credit facility, being reclassified as unrestricted in July 2002. In addition, the Company refinanced approximately $3,800,000 of subsidiary debt.

The Company is highly leveraged and expects to continue to be highly leveraged for the foreseeable future. The Company had consolidated debt at June 29, 2002, of approximately $1,043,530,000 consisting of (i) $56,071,000 of short-term borrowings and current maturities of long-term debt, (ii) $47,703,000 of notes, mortgage notes and other indebtedness, (iii) $209,466,000 of 8 7/8% Senior Notes due 2008 (”8 7/8% Notes”), (iv) $308,431,000 of 9 1/8% Senior Notes due 2007 (“9 1/8% Notes”), (v) $174,408,000 of 9 1/4% Senior Notes due 2007 (“9 1/4% Notes”) and (vi) $247,451,000 of 9 7/8% Senior Subordinated Notes due 2011 (“9 7/8% Notes”).

The indentures and other agreements governing the Company and its subsidiaries’indebtedness (including the indentures for the 8 7/8% Notes, the 9 1/8% Notes, the 9 1/4% Notes and the 9 7/8% Notes and the Senior Secured Credit Facility) contain certain restrictive financial and operating covenants including covenants that restrict the ability of the Company and its subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions.

The Company expects to meet its cash flow requirements through fiscal 2002 from cash generated from operations, existing cash, cash equivalents and marketable securities, utilization of the Company’s Senior Secured Credit Facility and may include mortgage, capital lease or other financings. As of June 29, 2002, approximately $42,700,000 was due under the Company’s Ply Gem credit facility and is included in current maturities of long-term debt at June 29, 2002. As discussed above, the Ply Gem credit facility was refinanced in July 2002 under the Senior Secured Credit Facility. As of June 29, 2002, approximately $30,400,000 of letters of credit had been issued as additional security for approximately $29,000,000 of industrial revenue bonds and capital leases outstanding (included in notes, mortgage notes and obligations payable in the accompanying condensed consolidated balance sheet at June 29, 2002), relating to several of the Company’s manufacturing facilities.

In connection with the Recapitalization the Company expects to utilize approximately $175,000,000 of its cash for the purchase of the Company’s Common and Special Common stock and fees and expenses. Under certain circumstances, including the subsequent acceptance by the Company of a superior acquisition offer or a change in recommendation by the Company against the Recapitalization, the Company may instead be liable to Kelso and K Holdings for additional fees and expenses in the range of approximately $0 to $24,000,000 in cash in the event that the Recapitalization transaction is not consummated.

At June 29, 2002, the Company had consolidated unrestricted cash, cash equivalents and marketable securities of approximately $255,522,000 as compared to approximately $255,767,000 at December 31, 2001. The Company’s debt to equity ratio was approximately 3.3:1 at June 29, 2002 as compared to approximately 3.9:1 at December 31, 2001. The change in the ratio was primarily due to a decrease in indebtedness and an increase in stockholders’investment, primarily as a result of net earnings for the second quarter of 2002 as well as favorable changes in the cumulative amount of currency translation adjustments.

The Company’s ability to pay interest on or to refinance its indebtedness depends on the Company’s future performance, working capital levels and capital structure, which are subject to general economic, financial, competitive, legislative, regulatory and other factors which may be beyond its control. There can be no assurance that the Company will generate sufficient cash flow from the operation of its subsidiaries or that future financings will be available on acceptable terms or in amounts sufficient to enable the Company to service or refinance its indebtedness, or to make necessary capital expenditures.

The Company has evaluated and expects to continue to evaluate possible acquisition transactions and possible dispositions of certain of its businesses on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions.

The Company and its subsidiaries have entered into a number of operating lease obligations and have guaranteed certain obligations of various third parties. No significant changes in these obligations have occurred since December 31, 2001. See the Company’s annual report on Form 10-K for the year ended December 31, 2001 for amounts outstanding at December 31, 2001.

Unrestricted cash and cash equivalents decreased from approximately $159,529,000 at December 31, 2001 to approximately $112,759,000 at June 29, 2002. Marketable securities available for sale increased from approximately $96,238,000 at December 31, 2001 to approximately $142,763,000 at June 29, 2002. The Company’s investment in marketable securities at June 29, 2002 consisted primarily of federal agency discount notes, treasury bills and bank issued money market instruments. The Company has classified as restricted in the accompanying condensed consolidated balance sheet certain investments and marketable securities that are not fully available for use in its operations. At June 29, 2002, approximately $98,607,000 (of which $23,684,000 is included in current assets) of cash, investments and marketable securities is held in pension trusts or is held as collateral for insurance and letter of credit requirements. As noted above, approximately $19,400,000 of restricted cash at June 29, 2002, became unrestricted in July 2002 in connection with entering into the Senior Secured Credit Facility.

Capital expenditures were approximately $10,272,000 in the first half of 2002 compared to approximately $25,608,000 in the first half of 2001. Capital expenditures were approximately $41,400,000 for the year ended December 31, 2001 and are expected to range between approximately $40,000,000 and $45,000,000 in 2002.

The Company’s Board of Directors has authorized a number of programs to purchase shares of the Company’s Common and Special Common Stock. The most recent of these programs was announced on May 4, 2000, and allows the Company to purchase up to 1,000,000 shares of the Company’s Common and Special Common Stock in open market or negotiated transactions, subject to market conditions, cash availability and provisions of the Company’s outstanding debt instruments. As of July 26, 2002, the Company has previously purchased approximately 461,000 shares of its Common and Special Common Stock under this program for approximately $9,200,000 and accounted for such share purchases as treasury stock.

At July 26, 2002, approximately $138,000,000 was available for the payment of cash dividends, stock purchases or other restricted payments as defined under the terms of the Company’s most restrictive Indenture. (See Note H of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

The Company’s working capital increased from approximately $381,100,000 at December 31, 2001 to approximately $423,200,000 at June 29, 2002 while the Company’s current ratio remained the same at 2:1, principally as a result of the factors described below.

Accounts receivable increased approximately $54,785,000 or approximately 25.3%, between December 31, 2001 and June 29, 2002, while net sales increased approximately $93,729,000 or approximately 21.9% in the second quarter of 2002 as compared to the fourth quarter of 2001. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on June 29, 2002 as compared to December 31, 2001. The Company has not experienced any significant overall changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in 2002.

Inventories increased approximately $20,559,000 or approximately 11.4%, between December 31, 2001 and June 29, 2002.

Accounts payable increased approximately $25,423,000 or approximately 20.0%, between December 31, 2001 and June 29, 2002.

Unrestricted cash and cash equivalents decreased approximately $46,770,000 from December 31, 2001 to June 29, 2002, principally as a result of the following:

Condensed
Consolidated
Cash Flows(*)

Operating Activities:
Cash flow from operations, net	$56,415,000
Increase in accounts receivable, net	(50,948,000)
Increase in inventories	(18,506,000)
Increase in prepaids and other current assets	(983,000)
Increase in net assets of discontinued operations	(1,761,000)
Increase in accounts payable	21,888,000
Increase in accrued expenses and taxes	16,917,000
Investing Activities:
Capital expenditures	(10,272,000)
Purchases of marketable securities, net	(46,525,000)
Proceeds from the sale of a discontinued business	20,816,000
Increase in restricted cash and investments	(20,652,000)
Financing Activities:
Payment of borrowings, net	(13,123,000)
Other, net	(36,000)

$(46,770,000)

(*) Prepared from the Company’s Condensed Consolidated Statement of Cash Flows for the six months ended June 29, 2002. (See the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

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

On August 9, 2002, the Company filed, under a Form 8-K, with the SEC, the Statements under Oath of Principal Executive Officer and Principal Financial Officer (the “Statements”) required by the SEC’s June 27, 2002 Order No. 4-460. The Statements covered the Company’s 2001 Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and all of the Company’s reports on Form 10-Q, reports on Form 8-K and all definitive proxy materials filed with the SEC subsequent to the filings of the Form 10-K (collectively the “Filings”) prior to August 9, 2002. No changes or amendments to the Filings were required in connection with the issuance of the Statements.

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

The Company manages its borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities. In addition, the Company has set a substantial portion of its variable rate debt by entering into an interest rate collar transaction to lock in the interest rate between a floor of 5.76% and a cap of 7%. As discussed above, the debt related to the collar agreement was repaid in July 2002 and the collar agreement will expire in August 2002.

B. Foreign Currency Risk

The Company’s results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Euro, the Canadian Dollar and the British Pound. In the second quarter and first six months of 2002, the net impact of foreign currency changes was not material to the Company’s financial condition or results of operations. The impact of foreign currency changes related to translation resulted in an increase in stockholders’investment of approximately $6,422,000 in the second quarter and $5,526,000 in the first six months of 2002. The Company manages its exposure to foreign currency exchange risk principally by trying to minimize the Company’s net investment in foreign assets through the use of strategic short and long-term borrowings at the foreign subsidiary level. The Company generally does not enter into derivative financial instruments to manage foreign currency exposure. At June 29, 2002, the Company did not have any significant outstanding foreign currency hedging contracts.

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

The Company generally does not enter into derivative financial instruments to manage commodity-pricing exposure. At June 29, 2002, the Company did not have any outstanding commodity forward contracts.

On March 5, 2002, the United States government imposed tariffs and quotas on a wide range of steel imports for a three-year period. Many of the Company’s products are made from steel or contain steel parts. While the Company has certain contracts in place which set the price of steel purchases, not all purchases are covered by contract and the contracts do not extend through the period the quotas and tariffs are imposed. Price changes resulting from the imposition of these quotas and tariffs is expected to impact gross profit, net earnings and cash flows of the Company (See discussion in Results of Operations -- Cost of products sold contained herein).

Forward-Looking Statements

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this discussion and throughout this document, words, such as intends, plans, estimates, believes, anticipates and expects or similar expressions are intended to identify forward-looking statements. These statements are based on the Company’s current plans and expectations and involve risks and uncertainties, over which the Company has no control, that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and operating results to differ include the availability and cost of certain raw materials, (including, among others, steel, copper, packaging materials, plastics, resins, glass, wood and aluminum) and purchased components, the level of domestic and foreign construction and remodeling activity affecting residential and commercial markets, interest rates, employment, inflation, foreign currency fluctuations, consumer spending levels, exposure to foreign economies, the rate of sales growth, price, and product and warranty liability claims. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Readers are also urged to carefully review and consider the various disclosures made by the Company, in this document, as well as the Company’s periodic reports on Forms 10-K, 10-Q and 8-K, filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 2, 2002 the following actions were taken by the following votes:

Proposal 1: Election of Director

				Broker
Name	For	Against	Withheld	Non-Votes
Class III (for a term expiring at the 2005 Annual Meeting)

Director elected by the holders of Common Stock voting separately as a class --

William I. Kelly	8,990,514	--	242,324	--

Director elected by holders of Common Stock and Special Common Stock voting separately as a single class --

J. Peter Lyons	13,426,632	--	283,346	--

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits:

10.1 $200,000,000 Loan and Security Agreement dated as of July 25, 2002 among Nortek, Inc., certain of its subsidiaries, certain banks, Fleet
Capital Corporation, Individually and as Administrative Agent and Fleet
Capital Canada Corporation, Individually and as Canadian Agent.

99.1 Sarbanes-Oxley Act Certification

(b)	Reports on Form 8-K.

June 24, 2002, Item 5, Other

June 28, 2002, Item 4, Changes in Registrant’s
Certifying Accountant

August 29, 2002, Item 9, Regulation FD Disclosure

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTEK, INC.
(Registrant)

/s/ Almon C. Hall
Almon C. Hall, Vice President,
Controller and Chief Financial Officer

August 13, 2002
(Date)