Form 10-Q
period 2002-09-28
NORTEK INC
filed 2002-11-12
CIK 72423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-Q
__________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

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
Yes [X] No [_]

The total number of shares of the registrant’s Common Stock:

Class	Shares Outstanding November 01, 2002

Common stock, $1.00 par value	10,495,444

Special common stock, $1.00 par value	507,647

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	September 28,	Dec. 31,
	2002	2001
	(Amounts in thousands)
	(Unaudited)

Assets
Current Assets:
Unrestricted
Cash and cash equivalents	$165,628	$159,529
Marketable securities available for sale	111,377	96,238
Restricted
Cash, investments and marketable securities at cost,
which approximates market	4,333	4,360
Accounts receivable, less allowances
of $12,731,000 and $10,492,000	273,506	216,622
Inventories
Raw materials	74,840	70,209
Work in process	19,052	20,127
Finished goods	85,359	89,365

	179,251	179,701

Prepaid expenses	14,881	9,911
Other current assets	9,163	13,003
Prepaid income taxes	45,500	45,465
Assets of discontinued operations	--	14,951

Total current assets	803,639	739,780

Property and Equipment, at Cost:
Land	14,243	14,244
Buildings and improvements	133,744	131,770
Machinery and equipment	365,594	348,687

	513,581	494,701
Less accumulated depreciation	243,969	214,436

Total property and equipment, net	269,612	280,265

Other Assets:
Goodwill, less accumulated amortization
of $89,434,000 and $89,246,000	556,465	557,949
Intangible assets, less accumulated amortization
of $32,163,000 and $27,373,000	111,221	114,442
Unamortized deferred debt expense	20,427	18,861
Restricted investments and marketable securities held
by pension trusts (including related party amounts)	75,869	73,595
Other	46,907	45,012

	810,889	809,859

	$1,884,140	$1,829,904

Liabilities and Stockholders’ Investment

Current Liabilities:
Notes payable and other short-term obligations	$3,995	$6,248
Current maturities of long-term debt	3,431	58,202
Accounts payable	143,993	127,348
Accrued expenses and taxes, net	210,232	163,513
Liabilities of discontinued operations	--	3,369

Total current liabilities	361,651	358,680

Other Liabilities:
Deferred income taxes	51,494	49,727
Other	156,232	159,414

	207,726	209,141

Notes, Mortgage Notes and Obligations
Payable, Less Current Maturities	984,061	990,770

Stockholders’ Investment:
Preference stock, $1 par value; authorized
7,000,000 shares, none issued	--	--
Common stock, $1 par value; authorized
40,000,000 shares; 18,872,876 and
18,829,199 shares issued	18,873	18,829
Special common stock, $1 par value;
authorized 5,000,000 shares; 798,319
and 813,783 shares issued	799	814
Additional paid-in capital	211,538	210,214
Retained earnings	247,866	192,866
Accumulated other comprehensive loss	(36,688)	(39,725)
Less -- treasury common stock at cost,
8,377,935 and 8,377,935 shares	(109,616)	(109,616)
-- treasury special common stock
at cost, 290,169 and 290,136 shares	(2,070)	(2,069)

Total stockholders’ investment	330,702	271,313

	$1,884,140	$1,829,904

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands except per share amounts)

	For The
	Three Months Ended
	September 28,	September 29,
	2002	2001
	(Unaudited)

Net Sales	$506,921	$468,674

Costs and Expenses:
Cost of products sold	367,357	346,622
Selling, general and administrative expense	84,955	77,560
Amortization of goodwill and intangible assets	1,468	5,745

	453,780	429,927

Operating earnings	53,141	38,747
Interest expense	(23,993)	(26,405)
Investment income	1,852	4,058

Earnings from continuing operations before provision
for income taxes	31,000	16,400
Provision for income taxes	14,300	9,400

Earnings from continuing operations	16,700	7,000
Loss from discontinued operations	--	(20,200)
Extraordinary loss from debt retirement	--	(3,600)

Net earnings (loss)	$16,700	$(16,800)

Earnings (Loss) Per Share of Common Stock:
Earnings from continuing operations:
Basic	$1.52	$.64

Diluted	$1.43	$.62

Loss from discontinued operations:
Basic	$--	$(1.85)

Diluted	$--	$(1.80)

Extraordinary loss from debt retirement:
Basic	$--	$(.33)

Diluted	$--	$(.32)

Net earnings (loss):
Basic	$1.52	$(1.54)

Diluted	$1.43	$(1.50)

Weighted Average Number of Shares:
Basic	11,003	10,941

Diluted	11,700	11,220

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands except per share amounts)

	For The
	Nine Months Ended
	September 28,	September 29,
	2002	2001
	(Unaudited)

Net Sales	$1,458,218	$1,358,901

Costs and Expenses:
Cost of products sold	1,049,383	1,009,210
Selling, general and administrative expense	251,800	216,002
Amortization of goodwill and intangible assets	4,460	17,011

	1,305,643	1,242,223

Operating earnings	152,575	116,678
Interest expense	(72,383)	(77,437)
Investment income	5,508	8,259

Earnings from continuing operations before provision
for income taxes	85,700	47,500
Provision for income taxes	36,000	23,100

Earnings from continuing operations	49,700	24,400
Earnings (loss) from discontinued operations	5,300	(20,300)
Extraordinary loss from debt retirement	--	(3,600)

Net earnings	$55,000	$500

Earnings (Loss) Per Share of Common Stock:
Earnings from continuing operations:
Basic	$4.52	$2.23

Diluted	$4.30	$2.18

Earnings (loss) from discontinued operations:
Basic	$.48	$(1.85)

Diluted	$.46	$(1.82)

Extraordinary loss from debt retirement:
Basic	$--	$(.33)

Diluted	$--	$(.32)

Net earnings:
Basic	$5.00	$.05

Diluted	$4.76	$.04

Weighted Average Number of Shares:
Basic	10,993	10,927

Diluted	11,555	11,195

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands)

	For The
	Nine Months Ended
	September 28,	September 29,
	2002	2001
	(Unaudited)

Cash Flows from operating activities:
Net earnings from continuing operations	$49,700	$24,400
Earnings (loss) from discontinued operations	5,300	(20,300)
Extraordinary loss from debt retirement	--	(3,600)

Net earnings	55,000	500

Adjustments to reconcile net earnings to cash:
Depreciation and amortization expense	33,131	43,311
Non-cash interest expense	1,864	4,571
(Gain) loss on the sale of discontinued operations	(5,400)	34,000
Loss on debt retirement	--	5,500
Changes in certain assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable, net	(53,758)	(31,204)
Inventories	2,007	(390)
Prepaids and other current assets	1,068	(1,738)
Net assets of discontinued operations	(1,761)	(6,664)
Accounts payable	13,317	(3,554)
Accrued expenses and taxes	37,948	11,598
Long-term assets, liabilities and other, net	8,278	(58)

Total adjustments to net earnings	36,694	55,372

Net cash provided by operating activities	$91,694	$55,872

Cash Flows from investing activities:
Capital expenditures	$(16,161)	$(32,889)
Purchase of investments and marketable securities	(306,210)	(178,717)
Proceeds from the sale of investments and marketable securities	291,071	76,638
Proceeds from the sale of discontinued operations	20,816	41,250
Change in restricted cash and investments	(2,247)	(20,272)
Other, net	(4,808)	(465)

Net cash used in investing activities	(17,539)	(114,455)

Cash Flows from financing activities:
Sale of 9 7/8% Senior Subordinated Notes due 2011	--	241,800
Redemption of 9 7/8% Senior Subordinated Notes due 2004	--	(207,700)
Change in borrowings, net	(65,004)	(27,925)
Other, net	(3,052)	1,108

Net cash (used in) provided by financing activities	(68,056)	7,283

Net increase (decrease) in unrestricted cash and cash equivalents	6,099	(51,300)
Unrestricted cash and cash equivalents at the beginning of the period	159,529	130,689

Unrestricted cash and cash equivalents at the end of the period	$165,628	$79,389

Supplemental disclosure of cash flow information:

Interest paid	$80,169	$87,926

Income taxes paid, net	$14,980	$2,848

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

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ INVESTMENT
FOR THE THREE MONTHS ENDED SEPTEMBER 28, 2002
(Dollar amounts in thousands)

			Addi-			Accumulated
		Special	tional			Other
	Common	Common	Paid in	Retained	Treasury	Comprehensive	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Loss	Income (Loss)
	(Unaudited)

Balance, June 29, 2002	$18,870	$802	$210,804	$231,166	$(111,686)	$(34,175)	$--
Net earnings	--	--	--	16,700	--	--	16,700
Other comprehensive income (loss):
Currency translation adjustment	--	--	--	--	--	(2,209)	(2,209)
Unrealized decline in the fair
value of marketable securities	--	--	--	--	--	(304)	(304)

Comprehensive income							$14,187

3,259 shares of special common stock
converted into 3,259 shares
of common stock	3	(3)	--	--	--	--
The effect of directors’ stock options	--	--	734	--	--	--

Balance, September 28, 2002	$18,873	$799	$211,538	$247,866	$(111,686)	$(36,688)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ INVESTMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2001
(Dollar amounts in thousands)

			Addi-			Accumulated
		Special	tional			Other
	Common	Common	Paid in	Retained	Treasury	Comprehensive	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Loss	Income (Loss)
	(Unaudited)

Balance, December 31, 2000	$18,753	$828	$208,813	$184,866	$(111,682)	$(19,367)	$--
Net earnings	--	--	--	500	--	--	500
Other comprehensive loss:
Currency translation adjustment	--	--	--	--	--	(3,535)	(3,535)
Unrealized decline in the fair
value of marketable securities	--	--	--	--	--	(57)	(57)
Minimum pension liability, net
of tax of $7,906	--	--	--	--	--	(13,839)	(13,839)

Comprehensive loss							$(16,931)

10,486 shares of special common stock
converted into 10,486 shares
of common stock	11	(11)	--	--	--	--
51,304 shares of common stock
issued upon exercise of stock options	51	--	1,193	--	--	--
97 shares of treasury stock acquired	--	--	--	--	(2)	--

Balance, September 29, 2001	$18,815	$817	$210,006	$185,366	$(111,684)	$(36,798)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ INVESTMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2002
(Dollar amounts in thousands)

			Addi-			Accumulated
		Special	tional			Other
	Common	Common	Paid in	Retained	Treasury	Comprehensive	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Income (Loss)
	(Unaudited)

Balance, December 31, 2001	$18,829	$814	$210,214	$192,866	$(111,685)	$(39,725)	$--
Net earnings	--	--	--	55,000	--	--	55,000
Other comprehensive income (loss):
Currency translation adjustment	--	--	--	--	--	3,317	3,317
Unrealized decline in the fair
value of marketable securities	--	--	--	--	--	(280)	(280)

Comprehensive income							$58,037

15,464 shares of special common stock
converted into 15,464 shares
of common stock	15	(15)	--	--	--
28,213 shares of common stock
issued upon exercise of stock options	29	--	590	--	--
The effect of directors’ stock options	--	--	734	--	--	--
33 shares of treasury stock acquired	--	--	--	--	(1)	--

Balance, September 28, 2002	$18,873	$799	$211,538	$247,866	$(111,686)	$(36,688)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001

(A)

The unaudited condensed consolidated financial statements (the “Unaudited Financial Statements”) presented have been prepared by Nortek, Inc. and include the accounts of Nortek, Inc., and all of its wholly-owned subsidiaries (the “Company”) after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted, the Company believes that the disclosures included are adequate to make the information presented not misleading. Effective in the third quarter of 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and accordingly the presentation for all periods, including the accompanying audited condensed consolidated balance sheet at December 31, 2001, has been reclassified to conform with the new standard. See Notes C and K. It is suggested that these Unaudited Financial Statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s latest annual report on Form 10-K and its latest Current Report on Form 8-K filed October 11, 2002 with the Securities and Exchange Commission (“SEC”).

(B)

On June 20, 2002, Nortek Holdings, Inc. (“Nortek Holdings”), a newly formed Delaware corporation and wholly-owned subsidiary of Nortek, entered into an Agreement and Plan of Recapitalization, as amended, (the “Recapitalization Agreement”) with the Company and K Holdings, Inc. (“K Holdings”), a Delaware corporation and affiliate of Kelso & Company, L.P. (“Kelso”), to effect a recapitalization (the “Recapitalization”) whereby the Company will be acquired by K Holdings and its designees and certain members of the Company’s management (the “Management Investors”) for cash of $46 per share of common and special common stock of the Company pursuant to the terms of the Recapitalization Agreement. The Recapitalization is subject to the satisfactory completion by all parties of the terms and conditions outlined in the Recapitalization Agreement, including the approval of the Company’s shareholders, the availability of certain financing and other customary conditions and is expected to close late in the fourth quarter of 2002 or early 2003. The aggregate estimated purchase price to redeem the Company’s common and special common stock and to cash out options to purchase common and special common stock is approximately $498,969,000.

The Company believes the Recapitalization will be accounted for as a purchase in accordance with the provisions of SFAS No. 141 “Business Combinations” (“SFAS No. 141”), which will result in a new valuation for the assets and liabilities of the Company upon the completion of the Recapitalization. Transaction fees for investment, legal, accounting and other transaction costs associated with the Recapitalization are estimated to be approximately $43,000,000. A portion of these fees and expenses will be recorded in selling, general and administrative expenses, as they will become obligations of the Company prior to the Recapitalization. During the third quarter and first nine months of 2002, the Company recorded expenses of approximately $1,000,000 and $6,200,000, respectively related to the Recapitalization, primarily for fees and expenses related to legal and investment advice incurred by the Special Committee of the Company’s Board of Directors in their evaluation of the fairness of the transaction. Under certain circumstances, including the subsequent acceptance by the Company of a superior acquisition offer or a change in recommendation by the Company with respect to the Recapitalization, the Company may be liable to Kelso and K Holdings for additional fees and expenses in the range of approximately $0 to $24,000,000 in the event that the Recapitalization is not consummated.

Prior to the consummation of the Recapitalization, the Company will reorganize into a holding company structure and each outstanding share of the Company will be converted into an identical share of capital stock of Nortek Holdings with Nortek Holdings becoming the successor public company and the Company becoming a wholly-owned subsidiary of Nortek Holdings.

If the amendment to the certificate of incorporation required to effect the Recapitalization is approved by the stockholders of the Company, the Company will declare and distribute to Nortek Holdings a dividend currently estimated to be approximately $120,000,000, which will be paid out of unrestricted cash and cash equivalents on hand. The amount of the estimated dividend to be paid is the estimated maximum amount at June 30, 2002 permissible under the most restrictive covenants with respect to the indentures of the Company’s 8 7/8% Senior Notes due 2008, 9 1/4% Senior Notes due 2007, 9 1/8% Senior Notes due 2007 and 9 7/8% Senior Subordinated Notes due 2011 (collectively, the “Existing Notes”). Using certain of the proceeds from an equity investment by K Holdings and the dividend received from the Company, Nortek Holdings will redeem all outstanding shares of common and special common stock, with the exception of certain shares held by Management Investors, for $46 per share in cash.

The Company’s Board of Directors, based upon the recommendation of a Special Committee of disinterested directors, has approved the Recapitalization. A financial advisor to the Special Committee delivered its opinion that, as of the date of such opinion, and based upon and subject to the matters describe in that opinion, the $46 per share redemption payment to be received by the public shareholders of the Company, other than the Management Investors, was fair to such shareholders from a financial point of view.

In connection with the Recapitalization, Kelso has received a financing commitment, subject to certain terms and conditions, including the completion of the Recapitalization, from a bank for a senior unsecured term loan facility not to exceed $955,000,000 (the “Bridge Facility”). The Bridge Facility may be used to fund, if necessary, any change in control offers the Company may make in connection with the Recapitalization. The Company does not expect to use this Bridge Facility because the structure of the Recapitalization does not require the Company to make any change of control offers (as defined in the Company’s indentures).

Under applicable rules and regulations of the SEC, the proxy statement to be delivered to stockholders in connection with the pending acquisition by Kelso and the Management Investors must include or incorporate by reference audited annual financial statements that reclassify any business sold, since the financial statements were originally published, as a discontinued operation for all periods presented in such statements. On April 2, 2002 the Company sold its Hoover Treated Wood Products, Inc. (“Hoover”) subsidiary. (See Note K.) Although this subsidiary was not a significant subsidiary within the meaning of applicable rules and regulations of the SEC, the rule requiring that Hoover be reclassified as a discontinued operation in the audited annual financial statements still applied. If the Company had not sold this subsidiary no re-audit of its historical audited annual financial statements would have been required in connection with the preparation of the proxy statement. The re-audit did not result from any inquiry made by the SEC or any other party, and would be required of any similarly situated public company. On October 11, 2002, the Company filed a Current Report on Form 8-K, which included the audited consolidated balance sheets of Nortek, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related audited consolidated statements of operations, stockholders’ investment, and cash flows for each of the three years in the period ended December 31, 2001 as a result of this re-audit. Except for the reclassification of Hoover as a discontinued operation, the re-audit confirmed, without change, the operating earnings, earnings per share, balance sheet and cash flow amounts previously reported. (See Notes C and K.)

Upon completion of the Recapitalization, Nortek Holdings will no longer be a public company and will apply to the New York Stock Exchange for the delisting of its shares of common stock and to the SEC for the deregistration of its shares of common stock under the Securities Exchange Act of 1934. Nortek Holdings will continue to file periodic reports with the SEC as required by the respective indentures of the Company’s Existing Notes.

Under the terms of one of the Company’s supplemental executive retirement plans, the Company is required to make one-time cash payments to participants in the plan in satisfaction of obligations under the plan upon a change of control transaction (as defined in the plan), such as the Recapitalization. Accordingly, upon completion of the Recapitalization, assuming the Recapitalization closes on or after January 1, 2003, the Company will make payments under the plan of approximately $85,000,000 to the participants in the plan. The Company intends to satisfy approximately $10,200,000 of its obligation to one of the participants through the transfer of a life insurance policy with approximately $10,200,000 of cash surrender value. The Company believes that there will be sufficient assets in the supplemental executive retirement plan trust at the date of the Recapitalization to settle and pay all obligations under the plan due upon completion of the Recapitalization, except for those obligations under the plan that will be satisfied through the transfer of the life insurance policy.

On July 25, 2002, the Company entered into a $200,000,000 Senior Secured Credit Facility (the “Senior Secured Credit Facility”), which is syndicated among several banks. The Senior Secured Credit Facility is secured by substantially all of the Company’s accounts receivable and inventory, as well as certain intellectual property rights, and permits borrowings up to the lesser of $200,000,000 or the total of 85% of eligible accounts receivable, as defined, and 50% of eligible inventory, as defined. The outstanding principal balances under the Senior Secured Credit Facility accrue interest at the Company’s option at either LIBOR plus a margin ranging from 2.0% to 2.5% or the banks’ prime rate plus a margin ranging from 0.5% to 1.0% depending upon the excess available borrowing capacity, as defined, and the timing of the borrowing as the margin rates will be adjusted quarterly. The Senior Secured Credit Facility includes customary limitations and covenants, but does not require the Company to maintain any financial covenant unless excess available borrowing capacity, as defined, is less than $40,000,000 in which case the Company would be required to maintain, on a trailing four quarter basis, a minimum level of $175,000,000 of earnings before interest, taxes, depreciation and amortization, as defined. The Senior Secured Credit Facility permits the Company to complete the Recapitalization provided certain conditions are met. On July 25, 2002, proceeds from the Senior Secured Credit Facility were used to refinance the remaining approximately $42,700,000 due on the Ply Gem credit facility and provide for letters of credit totaling approximately $24,800,000, which were previously issued under the Ply Gem credit facility. In addition, the Company refinanced approximately $3,800,000 of subsidiary debt. At September 28, 2002 there were no outstanding borrowings under the Senior Secured Credit Facility.

A preliminary Proxy Statement was filed with the SEC for its review on October 11, 2002 relative to the Recapitalization. The Proxy Statement is in preliminary form and is subject to completion. Upon completion of the SEC’s review, the Company will file an amendment and, in connection with the solicitation of proxies with respect to the special meeting of stockholders of the Company concerning the proposed Recapitalization, will furnish to security holders, a final definitive proxy statement, which security holders are advised to carefully read in its entirety as it will contain important information.

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

The Company has evaluated the carrying value of goodwill and determined that no impairment exists and therefore no impairment loss will be required to be recorded in the Company’s Consolidated Financial Statements as a result of adopting SFAS No. 142 on January 1, 2002. SFAS No. 142 also requires additional disclosures with respect to goodwill by reportable segment for changes in goodwill balances, impairment losses, if any, including the methodology for determination and the amount of goodwill included in the gain or loss on disposal of a reporting unit.

Goodwill amortization included in operating earnings in the third quarter and first nine months of 2001 was approximately $4,030,000 and $12,299,000, respectively, as determined under the then applicable accounting principles generally accepted in the United States in effect in the year 2001.

The tables that follow present earnings from continuing operations, net earnings and the related earnings per share for the three months and nine months ended September 29, 2001, as adjusted to reflect the elimination of goodwill amortization expense and the related income tax impact:

	For the Three Months Ended
	September 29, 2001
	Earnings from
	Continuing
	Operations	Net Loss
	(In thousands except per share amounts)
	(Unaudited)

As reported in the accompanying condensed
consolidated statement of operations	$7,000	$(16,800)
Eliminate goodwill amortization expense	4,030	4,030
Eliminate related tax impact	(130)	(130)

As adjusted	$10,900	$(12,900)

As Adjusted per Share:
Basic	$1.00	$(1.18)

Diluted	$.97	$(1.15)

	For the Nine Months Ended
	September 29, 2001
	Earnings from
	Continuing
	Operations	Net Earnings
	(In thousands except per share amounts)
	(Unaudited)

As reported in the accompanying condensed
consolidated statement of operations	$24,400	$500
Eliminate goodwill amortization expense	12,299	12,299
Eliminate related tax impact	(199)	(199)

As adjusted	$36,500	$12,600

As Adjusted per Share:
Basic	$3.34	$1.15

Diluted	$3.26	$1.13

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

SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30 “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”), for the disposal of a segment of a business (as previously defined in that Opinion). This statement also amends ARB No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 with early adoption encouraged. The Company adopted SFAS No. 144 in the third quarter of 2001 and, as required by the standard, applied this accounting standard as of January 1, 2001. Adoption of this accounting standard did not result in any material changes in net earnings from accounting standards previously applied. Adoption of this standard did result in the accounting for the gain (loss) on the sale of certain businesses and their related operating results as discontinued operations. The presentation for all periods presented has been reclassified to conform with the new standard (see Note K).

SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64 Amendment of FASB Statement No. 13 and Technical Corrections” (“SFAS No. 145”), was issued in April 2002 and addresses the reporting of gains and losses resulting from the extinguishment of debt, accounting for sale-leaseback transactions and rescinds or amends other existing authoritative pronouncements. SFAS No. 145 requires that any gain or loss on the extinguishment of debt that does not meet the criteria of APB 30 for classification as an extraordinary item shall not be classified as extraordinary and shall be included in earnings from continuing operations. The provisions of this statement related to the extinguishment of debt are effective for financial statements issued in fiscal years beginning after May 15, 2002 with early application encouraged. Upon adoption of SFAS No. 145, all prior periods presented will be required to be restated. The Company plans to adopt SFAS No. 145 on January 1, 2003. Upon adoption, the Company’s $3,600,000 after tax extraordinary loss from debt retirement recorded in the third quarter of 2001 will be reclassified to earnings from continuing operations.

(D)

In the first quarter of 2001, the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS No. 133”), by recording an approximate $800,000 liability in its balance sheet at March 31, 2001, representing the fair value of the Company’s interest rate collar agreement. As a result, interest expense includes a non-cash reduction in interest expense of approximately $400,000 ($.02 per share, net of tax) and $1,200,000 ($.06 per share, net of tax) for the third quarter and first nine months of 2002, respectively, and a non-cash charge to interest expense of approximately $525,000 ($.03 per share, net of tax) and $1,400,000 ($.08 per share, net of tax) for the third quarter and first nine months of 2001, respectively. The interest rate collar agreement matured on August 27, 2002.

(E)

Comprehensive income included in stockholders’ investment was $14,187,000 and $58,037,000 for the third quarter and first nine months ended September 28, 2002, respectively, and comprehensive loss was $30,938,000 and $16,931,000 for the third quarter and first nine months ended September 29, 2001, respectively. Currency translation losses of $2,209,000 and currency translation gains of $3,317,000 were included in comprehensive income in the third quarter and first nine months of 2002, respectively, and currency translation losses of $229,000 and $3,535,000 were included in comprehensive loss in the third quarter and first nine months of 2001, respectively.

(F)

Acquisitions are accounted for as purchases and, accordingly, have been included in the Company’s consolidated results of operations since the acquisition date. Purchase price allocations are subject to refinement until all pertinent information regarding the acquisitions is obtained.

(G)

In the second quarter of 2002, approximately $4,400,000 was charged to operating earnings and is included in selling, general and administrative expenses relating to an incentive earned by certain of the Company’s officers under the Company’s 1999 Equity Performance Plan. In addition, as discussed in Note B, the Company has recorded expenses of approximately $1,000,000 and $6,200,000 in selling, general and administrative expenses in the third quarter and first nine months of 2002, respectively, related to fees and expenses associated with the Recapitalization of the Company. In the third quarter of 2002, the Company incurred approximately $2,100,000 in connection with its re-audit of the Company’s Consolidated Financial Statements for each of the three years in the period ended December 31, 2001 (see Notes B and K). In the third quarter of 2002, the Company incurred approximately $1,600,000 of direct expenses and third party fees associated with the Company’s strategic sourcing initiative which are recorded in Other in the Company’s segment reporting. In the third quarter and first nine months of 2001, the Company expensed approximately $4,000,000 and $6,100,000, respectively, of third party fees and expenses associated with this strategic sourcing initiative. Approximately $1,300,000 and $2,700,000 of these fees and expenses were charged to the Residential Building Products Segment, $2,200,000 and $2,800,000 to the Air Conditioning and Heating Products Segment and $500,000 and $600,000 to the Windows, Doors and Siding Products Segment in the third quarter and first nine months of 2001, respectively. The Company estimates that it has realized benefits associated with this strategic sourcing initiative of between $4,000,000 and $5,000,000 in the third quarter of 2002 as compared to the third quarter of 2001 and between $11,000,000 and $15,000,000 in the first nine months of 2002 as compared to the first nine months of 2001. In the third quarter and first nine months of 2001, the Company expensed approximately $600,000 and $2,800,000, respectively, of manufacturing costs incurred in connection with the start up of a residential air conditioning facility and a vinyl fence and decking facility. In the first half of 2001, the Company recorded in operating earnings a non-taxable gain of approximately $3,200,000 ($.29 per share) from net death benefit insurance proceeds related to life insurance maintained on former managers. In the third quarter and first nine months of 2001, the Company also incurred certain duplicative net interest expense as discussed in Note I. In the third quarter of 2001, the Company recorded approximately $1,700,000 of interest income resulting from the favorable abatement of state income taxes. The abatement of state income taxes did not have a significant effect on the overall annual effective income tax rate in 2001.

(H)

The Company’s Board of Directors has authorized a number of programs to purchase shares of the Company’s Common and Special Common Stock. The most recent of these programs was announced on May 4, 2000, to purchase up to 1,000,000 shares of the Company’s Common and Special Common Stock in open market or negotiated transactions, subject to market conditions, cash availability and provisions of the Company’s outstanding debt instruments. As of November 1, 2002, the Company has purchased approximately 461,000 shares of its Common and Special Common Stock for approximately $9,200,000 under this program and accounted for such purchases as treasury stock.

At November 1, 2002, approximately $146,800,000 was available for the payment of cash dividends, stock purchases or other restricted payments as defined under the terms of the Company’s most restrictive indentures related to such payments.

(I)

In June 2001, the Company sold $250,000,000 principal amount of its 9 7/8% Senior Subordinated Notes due 2011 (“9 7/8% Notes”) at a slight discount. Net proceeds from the sale of the 9 7/8% Notes, after deducting underwriting commissions and expenses amounted to approximately $241,800,000 and a portion of such proceeds was used to redeem, on July 12, 2001, $204,822,000 principal amount of the Company’s 9 7/8% Senior Subordinated Notes due 2004 (which notes were called for redemption on June 13, 2001), and pay approximately $2,900,000 of redemption premium and approximately $7,400,000 of accrued interest. As a result of this redemption, the Company recorded an extraordinary loss of approximately $5,500,000 ($.32 per share, net of tax) in the third quarter of 2001 under then existing accounting principles generally accepted in the United States. As discussed in Note C, SFAS No. 145 provides new guidance with respect to the classification of gains or losses on debt extinguishments once adopted. In the third quarter and first nine months of 2001, the Company incurred approximately $450,000 ($.03 per share, net of tax) and $1,250,000 ($.07 per share, net of tax), respectively, of duplicative interest expense, net of interest income, since the redemption of the 9 7/8% Senior Subordinated Notes due 2004 did not occur on the same day as the financing.

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

A reconciliation between basic and diluted earnings per share from continuing operations is as follows:

	Three		Nine
	Months Ended		Months Ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2002	2001	2002	2001
	(In thousands except per share amounts)

Earnings from continuing
operations	$16,700	$7,000	$49,700	$24,400

Basic EPS:
Basic common shares	11,003	10,941	10,993	10,927

Basic EPS	$1.52	$.64	$4.52	$2.23

Diluted EPS:
Basic common shares	11,003	10,941	10,993	10,927
Plus: Impact of stock
options	697	279	562	268

Diluted common shares	11,700	11,220	11,555	11,195

Diluted EPS	$1.43	$.62	$4.30	$2.18

Options to purchase approximately 7,800 shares of common and special common stock were not included in the computation of diluted earnings per share for the nine months ended September 28, 2002 and options to purchase approximately 393,700 and 374,400 shares of common and special common stock were not included in the computation of diluted earnings per share for the third quarter and nine months ended September 29, 2001, respectively, because the options’ exercise prices were greater than the average market price of the common shares and thus their effect would have been antidilutive. There were no antidilutive shares for the third quarter ended September 28, 2002.

(K)

On April 2, 2002, the Company’s Ply Gem Industries, Inc. (“Ply Gem”) subsidiary sold the capital stock of its subsidiary Hoover for approximately $20,000,000 of net cash proceeds and recorded a pre-tax gain of approximately $5,400,000 ($.37 per share, net of tax benefit from the utilization of a capital loss carry forward of $.15 per share) in the second quarter of 2002. The operating results of Hoover were previously included in Other in the Company’s segment reporting. Approximately $8,500,000 of the cash proceeds was used to pay down outstanding debt under the Company’s Ply Gem credit facility in the second quarter of 2002.

On September 21, 2001, the Company sold the capital stock of Peachtree Doors and Windows, Inc. (“Peachtree”) and SNE Enterprises, Inc. (“SNE”), subsidiaries of its Ply Gem subsidiary for approximately $45,000,000, and recorded a pre-tax loss on the sale of approximately $34,000,000 ($1.79 per share, net of tax), including the write off of approximately $11,700,000 of unamortized intangible assets. Peachtree and SNE were previously part of the Windows, Doors and Siding Products segment. A portion of the cash proceeds was used to pay down approximately $20,500,000 of outstanding debt under the Company’s Ply Gem credit facility.

The sale of these subsidiaries and their related operating results have been excluded from earnings from continuing operations and are classified as discontinued operations for all periods presented.

The following is a summary of the results of discontinued operations for the three months ended September 29, 2001 and the nine months ended September 28, 2002 and September 29, 2001:

	Three	Nine
	Months Ended	Months Ended
	Sept. 29,	Sept. 28,	Sept. 29,
	2001	2002	2001
	(Amounts In thousands)
	(Unaudited)

Net Sales	$102,000	$17,700	$277,900

Earnings (loss) before income taxes	900	1,800	(100)
Income tax provision	1,100	700	200

Earnings (loss) from discontinued operations	(200)	1,100	(300)
Loss on sale of discontinued operations, net
of tax benefits of $14,000,000	(20,000)	--	(20,000)
Gain on sale of discontinued operations, net
of tax provision of $1,200,000	--	4,200	--

Earnings (loss) from discontinued operations	$(20,200)	$5,300	$(20,300)

Depreciation and amortization expense	$1,524	$216	$4,154

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

Summarized unaudited financial information for the Company’s reportable segments is presented in the tables that follow for the three and nine months ended September 28, 2002 and September 29, 2001:

	Three		Nine
	Months Ended		Months Ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2002	2001	2002	2001
	(Amounts In thousands)

Net Sales:
Residential Building Products	$182,052	$163,390	$546,009	$488,726
Air Conditioning and Heating Products	175,958	166,833	513,937	493,369
Windows, Doors and Siding Products	148,911	138,451	398,272	376,806

Consolidated net sales	$506,921	$468,674	$1,458,218	$1,358,901

Operating Earnings (Loss):
Residential Building Products	$33,155	$23,011	$92,493	$64,782
Air Conditioning and Heating Products	15,463	9,969	52,788	42,094
Windows, Doors and Siding Products	23,893	15,151	59,568	32,108

Subtotal	72,511	48,131	204,849	138,984
Recapitalization fees and expenses	(1,000)	--	(6,200)	--
Re-audit	(2,100)	--	(2,100)	--
1999 equity incentive plan	--	--	(4,400)	--
Strategic Sourcing expense	(1,600)	--	(1,600)	--
Gain on death benefit life insurance	--	--	--	3,200
Other	(14,670)	(9,384)	(37,974)	(25,506)

Consolidated operating earnings	53,141	38,747	152,575	116,678

Unallocated:
Interest expense	(23,993)	(26,405)	(72,383)	(77,437)
Investment income	1,852	4,058	5,508	8,259

Earnings from continuing operations before
provision for income taxes	$31,000	$16,400	$85,700	$47,500

Depreciation and Amortization:
Residential Building Products	$3,752	$5,546	$11,809	$17,072
Air Conditioning and Heating Products	3,253	3,265	9,752	9,609
Windows, Doors and Siding Products	3,656	5,424	11,125	16,154
Other	146	159	445	476

Consolidated depreciation and
amortization expense	$10,807	$14,394	$33,131	$43,311

Amortization of Goodwill included in
Depreciation and Amortization Expense:
Residential Building Products	$--	$1,849	$--	$5,569
Air Conditioning and Heating Products	--	263	--	972
Windows, Doors and Siding Products	--	1,918	--	5,758

Consolidated goodwill amortization
expense	$--	$4,030	$--	$12,299

Capital Expenditures:
Residential Building Products	$1,645	$3,691	$5,284	$10,816
Air Conditioning and Heating Products	1,974	445	4,671	8,715
Windows, Doors and Siding Products	2,270	1,685	6,104	11,866
Other	--	1,460	102	1,492

Consolidated capital expenditures	$5,889	$7,281	$16,161	$32,889

(M)

The Company provides income taxes on an interim basis based upon the estimated annual effective income tax rate. The following reconciles the federal statutory income tax rate to the estimated effective tax rate of approximately 42.0% and 48.6% for the first nine months of 2002 and 2001, respectively.

	Nine Months Ended
	Sept. 28,	Sept. 29,
	2002	2001

Income tax provision at the federal statutory rate	35.0%	35.0%
Net Change from federal statutory rate:
Amortization not deductible for income tax purposes	--	10.5
Non-deductible expenses	2.5	--
Non-taxable gain on life insurance proceeds	--	(2.1)
State income taxes, net of federal income tax effect	1.8	2.3
Tax effect resulting from foreign activities	1.6	3.7
Other, net	1.1	(0.8)

Income tax provision at estimated effective rate	42.0%	48.6%

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 28, 2002
AND THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 29, 2001

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

On April 2, 2002, the Company’s Ply Gem Industries, Inc. (“Ply Gem”) subsidiary sold the capital stock of its subsidiary Hoover Treated Wood Products, Inc. (“Hoover”) and recorded a pre-tax gain of approximately $5,400,000 in the second quarter of 2002 and on September 21, 2001, sold the capital stock of Peachtree Doors and Windows, Inc. (“Peachtree”) and SNE Enterprises, Inc. (“SNE”), subsidiaries of Ply Gem and recorded a pre-tax loss on the sale of approximately $34,000,000, in the third quarter of 2001. Both are included in earnings (loss) from discontinued operations. (See Note K of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets. This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30 “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”), for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 with early adoption encouraged. The Company adopted SFAS No. 144 in the third quarter of 2001 and applied this accounting standard as of January 1, 2001. Adoption of this standard resulted in the accounting for the gain on the sale of Hoover in the second quarter of 2002, the loss on the sale of Peachtree and SNE in the third quarter of 2001 and the reclassification of operating results as discontinued operations for the operating results of Hoover, which were previously included in Other in the Company’s segment reporting, and Peachtree and SNE, which were previously included in the Windows, Doors and Siding Products Segment. Accordingly the results of Hoover, Peachtree and SNE have been excluded from earnings from continuing operations and are classified separately as discontinued operations for all periods presented. (See Notes C and K of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

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
  Inventory Valuation
  Prepaid Income Tax Assets and Deferred Tax Liabilities
  Goodwill
  Pensions and Post Retirement Health Benefits
  Insurance Liabilities
  Contingencies

Further detail regarding the Company’s critical accounting policies can be found in the consolidated financial statements and the notes included in the Company’s latest Current Report on Form 8-K filed on October 11, 2002 with the Securities and Exchange Commission (“SEC”).

Results of Operations

The tables that follow present the unaudited net sales from continuing operations, operating earnings from continuing operations and depreciation and amortization expense from continuing operations for the Company’s principal segments for the third quarter ended September 28, 2002 and September 29, 2001, the dollar amount and percentage change of such results as compared to the prior comparable period and the percentage to net sales of operating earnings and depreciation and amortization expense for the third quarter ended September 28, 2002 and September 29, 2001:

			Change in Earnings in
	Third Quarter Ended		the Third Quarter 2002
	Sept. 28,	Sept. 29,	as Compared to 2001
	2002	2001	$	%
	(Dollar amounts in thousands)

Net Sales:
Residential Building Products	$182,052	$163,390	$18,662	11.4%
Air Conditioning and Heating Products	175,958	166,833	9,125	5.5
Windows, Doors and Siding Products	148,911	138,451	10,460	7.6

	$506,921	$468,674	$38,247	8.2%

Operating Earnings (Loss):
Residential Building Products	$33,155	$23,011	$10,144	44.1%
Air Conditioning and Heating Products	15,463	9,969	5,494	55.1
Windows, Doors and Siding Products	23,893	15,151	8,742	57.7

Subtotal	72,511	48,131	24,380	50.7
Recapitalization fees and expenses	(1,000)	--	(1,000)	*
Re-audit	(2,100)	--	(2,100)	*
Strategic Sourcing expense	(1,600)	--	(1,600)	*
Other	(14,670)	(9,384)	(5,286)	(56.3)

	$53,141	$38,747	$14,394	37.1%

Depreciation and Amortization Expense:
Residential Building Products	$3,752	$5,546	$1,794	32.3%
Air Conditioning and Heating Products	3,253	3,265	12	.4
Windows, Doors and Siding Products	3,656	5,424	1,768	32.6
Other	146	159	13	8.2

	$10,807	$14,394	$3,587	24.9%

Operating Earnings Margin:
Residential Building Products	18.2%	14.1%
Air Conditioning and Heating Products	8.8	6.0
Windows, Doors and Siding Products	16.0	10.9
Consolidated	10.5%	8.3%

Depreciation and Amortization
Expense as a % of Net Sales:
Residential Building Products	2.1%	3.4%
Air Conditioning and Heating Products	1.8	2.0
Windows, Doors and Siding Products	2.5	3.9
Consolidated	2.1%	3.1%

* not applicable

The tables that follow present the unaudited net sales from continuing operations, operating earnings from continuing operations and depreciation and amortization expense from continuing operations for the Company’s principal segments for the nine months ended September 28, 2002 and September 29, 2001, the dollar amount and percentage change of such results as compared to the prior comparable period and the percentage to net sales of operating earnings and depreciation and amortization expense for the nine months ended September 28, 2002 and September 29, 2001:

			Change in Earnings in the
	Nine Months Ended		First Nine Months 2002
	Sept. 28,	Sept. 29,	as Compared to 2001
	2002	2001	$	%
	(Dollar amounts in thousands)

Net Sales:
Residential Building Products	$546,009	$488,726	$57,283	11.7%
Air Conditioning and Heating Products	513,937	493,369	20,568	4.2
Windows, Doors and Siding Products	398,272	376,806	21,466	5.7

	$1,458,218	$1,358,901	$99,317	7.3%

Operating Earnings (Loss):
Residential Building Products	$92,493	$64,782	$27,711	42.8%
Air Conditioning and Heating Products	52,788	42,094	10,694	25.4
Windows, Doors and Siding Products	59,568	32,108	27,460	85.5

Subtotal	204,849	138,984	65,865	47.4
Recapitalization fees and expenses	(6,200)	--	(6,200)	*
Re-audit	(2,100)	--	(2,100)	*
1999 equity incentive plan	(4,400)	--	(4,400)	*
Strategic Sourcing expense	(1,600)	--	(1,600)	*
Gain on death benefit life insurance	--	3,200	(3,200)	(100.0)
Other	(37,974)	(25,506)	(12,468)	(48.9)

	$152,575	$116,678	$35,897	30.8%

Depreciation and Amortization Expense:
Residential Building Products	$11,809	$17,072	$5,263	30.8%
Air Conditioning and Heating Products	9,752	9,609	(143)	(1.5)
Windows, Doors and Siding Products	11,125	16,154	5,029	31.1
Other	445	476	31	6.5

	$33,131	$43,311	$10,180	23.5%

Operating Earnings Margin:
Residential Building Products	16.9%	13.3%
Air Conditioning and Heating Products	10.3	8.5
Windows, Doors and Siding Products	15.0	8.5
Consolidated	10.5%	8.6%

Depreciation and Amortization
Expense as a % of Net Sales:
Residential Building Products	2.2%	3.5%
Air Conditioning and Heating Products	1.9	1.9
Windows, Doors and Siding Products	2.8	4.3
Consolidated	2.3%	3.2%

* not applicable

The tables that follow set forth, for the periods presented, (a) certain unaudited consolidated operating results, (b) the change in the amount and the percentage change of such results as compared to the prior comparable period, (c) the percentage which such results bear to net sales, and (d) the change of such percentages as compared to the prior comparable period. The results of operations for the third quarter ended September 28, 2002 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

			Change in
	Third Quarter Ended		Third Quarter 2002
	Sept. 28,	Sept. 29,	as Compared to 2001
	2002	2001	$	%
	(Dollar amounts in millions)

Net sales	$506.9	$468.7	$38.2	8.2%
Cost of products sold	367.4	346.6	(20.8)	(6.0)
Selling, general and administrative expense	85.0	77.6	(7.4)	(9.5)
Amortization of goodwill and intangible assets	1.4	5.7	4.3	75.4

Operating earnings	53.1	38.8	14.3	36.9
Interest expense	(24.0)	(26.4)	2.4	9.1
Investment income	1.9	4.0	(2.1)	(52.5)

Earnings from continuing operations before
provision for income taxes	31.0	16.4	14.6	89.0
Provision for income taxes	14.3	9.4	(4.9)	(52.1)

Earnings from continuing operations	16.7	7.0	9.7	138.6
Loss from discontinued operations	--	(20.2)	20.2	100.0
Extraordinary loss from debt retirement	--	(3.6)	3.6	100.0

Net earnings (loss)	$16.7	$(16.8)	$33.5	199.4%

				Change in
	Percentage of Net Sales			Percentage
	Third Quarter Ended			for the Third
	Sept. 28,	Sept. 29,		Quarter 2002 as
	2002	2001		Compared to 2001

Net sales	100.0%		100.0%	---%
Cost of products sold	72.5		73.9	1.4
Selling, general and administrative expense	16.7		16.6	(.1)
Amortization of goodwill and intangible assets	.3		1.2	.9

Operating earnings	10.5		8.3	2.2
Interest expense	(4.7)		(5.6)	.9
Investment income	.3		.8	(.5)

Earnings from continuing operations before
provision for income taxes	6.1		3.5	2.6
Provision for income taxes	2.8		2.0	(.8)

Earnings from continuing operations	3.3		1.5	1.8
Loss from discontinued operations	--		(4.3)	4.3
Extraordinary loss from debt retirement	--		(.8)	.8

Net earnings (loss)	3.3%	(3	.6)%	6.9%

The tables that follow set forth, for the periods presented, (a) certain unaudited consolidated operating results, (b) the change in the amount and the percentage change of such results as compared to the prior comparable period, (c) the percentage which such results bear to net sales, and (d) the change of such percentages as compared to the prior comparable period. The results of operations for the nine months ended September 28, 2002 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

			Change in
	Nine Months Ended		First Nine Months 2002
	Sept. 28,	Sept. 29,	as Compared to 2001
	2002	2001	$	%
	(Dollar amounts in millions)

Net sales	$1,458.2	$1,358.9	$99.3	7.3%
Cost of products sold	1,049.4	1,009.2	(40.2)	(4.0)
Selling, general and administrative expense	251.8	216.0	(35.8)	(16.6)
Amortization of goodwill and intangible assets	4.4	17.0	12.6	74.1

Operating earnings	152.6	116.7	35.9	30.8
Interest expense	(72.4)	(77.4)	5.0	6.5
Investment income	5.5	8.2	(2.7)	(32.9)

Earnings from continuing operations before
provision for income taxes	85.7	47.5	38.2	80.4
Provision for income taxes	36.0	23.1	(12.9)	(55.8)

Earnings from continuing operations	49.7	24.4	25.3	103.7
Earnings (loss) from discontinued operations	5.3	(20.3)	25.6	126.1
Extraordinary loss from debt retirement	--	(3.6)	3.6	100.0

Net earnings	$55.0	$.5	$54.5	*

* not meaningful

			Change in
	Percentage of Net Sales		Percentage
	Nine Months Ended		for the First
	Sept. 28,	Sept. 29,	Nine Months 2002
	2002	2001	as Compared to 2001

Net sales	100.0%	100.0%	---%
Cost of products sold	72.0	74.3	2.3
Selling, general and administrative expense	17.2	15.9	(1.3)
Amortization of goodwill and intangible assets	.3	1.2	.9

Operating earnings	10.5	8.6	1.9
Interest expense	(5.0)	(5.7)	.7
Investment income	.4	.6	(.2)

Earnings from continuing operations before
provision for income taxes	5.9	3.5	2.4
Provision for income taxes	2.5	1.7	(.8)

Earnings from continuing operations	3.4	1.8	1.6
Earnings (loss) from discontinued operations	.4	(1.5)	1.9
Extraordinary loss from debt retirement	--	(.3)	.3

Net earnings	3.8%	---%	3.8%

Consolidated net sales increased approximately $38,200,000 or 8.2% for the third quarter of 2002 as compared to the third quarter of 2001 and increased approximately $99,300,000 or 7.3% for the first nine months of 2002 as compared to the first nine months of 2001. The effect of changes in foreign currency exchange rates accounted for approximately $2,000,000 and $700,000 of the increase in net sales in the third quarter and first nine months of 2002, respectively. Excluding the effect of changes in foreign currency exchange rates, consolidated net sales increased approximately $36,200,000 or 7.7% for the third quarter of 2002 as compared to the third quarter of 2001 and approximately $98,600,000 or 7.3% for the first nine months of 2002 as compared to the first nine months of 2001. These increases are summarized by segment as follows:

	Increase in net sales
	Third Quarter 2002		Nine Months 2002
	as compared to 2001		as compared to 2001
	Amount	%	Amount	%

Residential Building Products	$17,200,000	10.5%	$56,300,000	11.5%
Air Conditioning and Heating Products	8,400,000	5.0	20,200,000	4.1
Windows, Doors and Siding Products	10,600,000	7.7	22,100,000	5.9

	$36,200,000	7.7%	$98,600,000	7.3%

Overall, increases in sales levels in the third quarter and first nine months of 2002 reflect continued strength in new home construction and remodeling markets and favorable weather conditions. The increase in net sales volume in the Residential Building Products Segment was, in part, the result of steady new home construction and strong remodeling business, increases in average unit sales prices of range hoods due to changes in product mix and increased sales of garage door openers. The increase in net sales in the Air Conditioning and Heating Products Segment, was principally as a result of increased sales volume of HVAC products to the residential site built market, partially offset by the general slowdown in commercial construction activity which reduced the level of shipments of the Company’s commercial HVAC products and lower sales to the manufactured housing market in the first nine months of 2002 as continued softness is being experienced by this industry. The trend of lower levels of orders and shipments of commercial HVAC products is expected to continue into mid-2003. The increase in net sales in the Windows, Doors and Siding Products Segment was principally due to strong new construction and remodeling activity, as well as favorable weather conditions, which created increased volume for vinyl siding, fencing and decking products.

Cost of products sold, as a percentage of net sales, decreased from approximately 73.9% in the third quarter of 2001 to approximately 72.5% in the third quarter of 2002 and decreased from approximately 74.3% in the first nine months of 2001 to approximately 72.0% in the first nine months of 2002. Material costs represented approximately 45.8% of net sales for the third quarter of 2002 and 2001 and represented approximately 44.4% and 46.2% of net sales for the first nine months of 2002 and 2001, respectively. Material costs as a percent of net sales have decreased in the first nine months of 2002 primarily due to increased net sales levels and decreases in product costs including lower costs achieved from the Company’s strategic sourcing initiative as discussed further below. Included in cost of products sold was approximately $600,000 in the third quarter of 2001 and $2,800,000 in the first nine months of 2001 of costs incurred in the start-up of a residential HVAC manufacturing facility and a vinyl fence and decking facility. Excluding the effect of changes in foreign currency exchange rates in 2002 and the costs incurred in the start-up of facilities in 2001, cost of products sold as a percentage of net sales decreased from approximately 73.8% in the third quarter of 2001 to approximately 72.4% in the third quarter of 2002 and from approximately 74.1% in the first nine months of 2001 to approximately 72.0% in the first nine months of 2002. The decrease in the percentage in the third quarter and first nine months of 2002 as compared to 2001, principally resulted from reductions realized in the cost of certain purchased materials and component parts, in part, due to lower prices and the effect of lower costs from cost reduction measures implemented in 2001, particularly PVC resin for vinyl siding products. PVC resin prices, however, have been steadily increasing during the first nine months of 2002 and are expected to continue to rise in the fourth quarter. During the fourth quarter this is expected to negate some of the cost savings achieved during 2002. The Company also realized slightly lower prices on steel products for the first nine months of 2002 as compared to 2001 but expects that the price of steel in the fourth quarter of 2002 will be higher than prices paid in the first nine months of 2002 as higher steel prices in the third quarter of 2002 began to mitigate cost savings achieved. In addition, increased sales volume of HVAC products to residential site built customers in the Air Conditioning and Heating Products Segment, increased sales volume and higher average unit sales prices of range hoods due to changes in product mix toward higher priced units in the Residential Building Product Segment and increased sales volume of vinyl siding products in the Windows, Doors and Siding Products Segment, all without a proportionate increase in cost were also a factor. In 2002 the Company estimates that it has realized benefits associated with its strategic sourcing initiative of between $4,000,000 and $5,000,000 in the third quarter of 2002 as compared to the third quarter of 2001 and between $11,000,000 and $15,000,000 in the first nine months of 2002 as compared to the first nine months of 2001. This strategy is expected to result in approximately $15,000,000 to $20,000,000 in annualized savings when fully implemented. Cost savings estimated to be achieved from this strategy over the fourth quarter of 2002 are expected to be partially offset by the effect of increases in steel and resin prices as noted above. Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, material costs and changes in productivity levels.

Selling, general and administrative expense as a percentage of net sales, increased from approximately 16.6% in the third quarter of 2001 to approximately 16.7% in the third quarter of 2002 and from approximately 15.9% in the first nine months of 2001 to approximately 17.2% in the first nine months of 2002. Selling, general and administrative expense in the first nine months of 2002 included approximately $4,400,000 relating to an incentive expensed and paid to certain of the Company’s officers under the Company’s 1999 Equity Performance Plan, included approximately $1,000,000 and $6,200,000 in the third quarter and first nine months of 2002, respectively, of fees and expenses associated with the Recapitalization of the Company (see Liquidity and Capital Resources for a discussion of the Recapitalization), approximately $2,100,000 of fees and expenses incurred in the third quarter of 2002 in connection with the Company’s re-audit of its Consolidated Financial Statements for each of the three years in the period ended December 31, 2001 and approximately $1,600,000 of direct expense and third party fees associated with the Company’s strategic sourcing initiative in the third quarter of 2002. Selling, general and administrative expense in the first nine months of 2001 was reduced by approximately $3,200,000 related to a non-taxable gain from net death benefit insurance proceeds related to life insurance maintained on former managers and included approximately $4,000,000 and $6,100,000 of third party fees and expenses related to the Company’s strategic sourcing initiative in the third quarter and first nine months of 2001, respectively. All of the above amounts are set forth separately in the segment data except the third party fees and expenses related to the Company’s strategic sourcing initiative in 2001. Approximately $1,300,000 and $2,700,000 of the strategic sourcing fees and expenses were charged to the Residential Building Products Segment, $2,200,000 and $2,800,000 to the Air Conditioning and Heating Products Segment and $500,000 and $600,000 to the Windows, Doors and Siding Products Segment, in the third quarter and first nine months of 2001, respectively. Excluding the effect of (a) the incentive earned by certain of the Company’s officers under the Company’s 1999 Equity Performance Plan, (b) the fees and expenses associated with the Recapitalization of the Company, (c) the fees and expenses incurred in connection with the Company’s re-audit of its Consolidated Financial Statements for each of the three years in the period ended December 31, 2001, (d) the effect of changes in foreign currency exchange rates in 2002, (e) the net death benefit proceeds in 2001 and (f) expenses related to the Company’s strategic sourcing initiative in 2002 and 2001, selling, general and administrative expense increased from approximately 15.7% as a percentage of net sales in the third quarter of 2001 to approximately 15.8% in the third quarter of 2002 and from approximately 15.7% as a percentage of net sales in the first nine months of 2001 to approximately 16.3% in the first nine months of 2002.

Amortization of goodwill and intangible assets, as a percentage of net sales, decreased from approximately 1.2% in the third quarter of 2001 to approximately .3% in the third quarter of 2002 and from approximately 1.2% in the first nine months of 2001 to approximately .3% in the first nine months of 2002. Beginning January 1, 2002, goodwill is no longer being amortized by the Company in accordance with the adoption of SFAS No. 142. Amortization of goodwill was approximately $4,030,000 for the third quarter of 2001 and $12,299,000 for the first nine months of 2001, as determined under accounting principles generally accepted in the United States in effect in the year 2001 (see below).

Consolidated operating earnings increased approximately $14,300,000 from approximately $38,800,000 in the third quarter of 2001 to approximately $53,100,000 in the third quarter of 2002 and approximately $35,900,000 from approximately $116,700,000 in the first nine months of 2001 to approximately $152,600,000 in the first nine months of 2002 as a result of the factors discussed above.

Consolidated operating earnings have been reduced by depreciation and amortization expense (other than amortization of deferred debt expense and debt discount) of approximately $10,807,000 and $14,394,000 for the third quarter of 2002 and 2001, respectively, and $33,131,000 and $43,311,000 for the first nine months of 2002 and 2001, respectively.

Excluding the effect of (a) the approximate $4,400,000 relating to an incentive earned by certain of the Company’s officers under the Company’s 1999 Equity Performance Plan in the first nine months of 2002, (b) the approximate $1,000,000 and $6,200,000 of fees and expenses associated with the Recapitalization of the Company in the third quarter and first nine months of 2002, respectively, (c) the approximate $2,100,000 fees and expenses incurred in the third quarter of 2002 in connection with the Company’s re-audit of its Consolidated Financial Statements for each of the three years in the period ended December 31, 2001, (d) the approximate $1,600,000 of direct expense and third party fees associated with the Company’s strategic sourcing initiative, (e) approximately $100,000 of lower operating earnings from the effect of changes in foreign currency exchange rates in the first nine months of 2002, (f) the approximate $4,000,000 and $6,100,000 of third party fees and expenses associated with the Company’s strategic sourcing initiative incurred in the third quarter and first nine months of 2001, respectively, (g) the approximate $3,200,000 non-taxable gain from net death benefit insurance proceeds in the first nine months of 2001, respectively, and (h) the approximate $600,000 and $2,800,000 of costs incurred in the start-up of a residential HVAC manufacturing facility and a vinyl fence and decking facility in the third quarter and first nine months of 2001, respectively, operating earnings increased approximately $14,400,000 from approximately $43,400,000 in the third quarter of 2001 to $57,800,000 in the third quarter of 2002 and increased approximately $44,600,000 from approximately $122,400,000 in the first nine months of 2001 to $167,000,000 in the first nine months of 2002 and is summarized below:

	Increase (decrease) in operating earnings
	Third Quarter 2002		Nine Months 2002
	as compared to 2001		as compared to 2001
	Amount	%	Amount	%

Residential Building Products	$8,700,000	35.8%	$25,000,000	37.0%
Air Conditioning and Heating Products	2,800,000	22.0	5,400,000	11.4
Windows, Doors and Siding Products	8,200,000	51.9	26,700,000	80.9
Other	(5,300,000)	(56.4)	(12,500,000)	(49.0)

	$14,400,000	33.2%	$44,600,000	36.4%

The increase in operating earnings in the Residential Building Products Segment was primarily as a result of increased sales volume due to continued strength in the first nine months of 2002 in new home construction and remodeling markets, favorable weather conditions, increases in sales volume and higher average unit sales prices of range hoods due to changes in product mix and increased sales of garage door openers. The increase in operating earnings in the Air Conditioning and Heating Products Segment in the third quarter and first nine months of 2002 was principally due to increased sales volume of HVAC products to customers serving the residential site built market, partially offset by a decrease in operating earnings of commercial products principally due to the softness in the commercial construction market. The increase in operating earnings in the Windows, Doors and Siding Products Segment in 2002 was principally due to an increase in earnings from vinyl siding and related products which benefited from reduced material costs as a result of price and cost improvements and higher sales volume as compared to 2001. Overall, all three segments have begun to realize benefits associated with the Company’s strategic sourcing initiative.

Operating earnings of foreign operations, consisting primarily of the results of operations of the Company’s Canadian and European subsidiaries, were approximately 6.6% and 9.7% of operating earnings (before corporate overhead) in the third quarter of 2002 and 2001, respectively and approximately 6.8% of operating earnings (before corporate overhead) in the first nine months of 2002 and 2001. Sales and earnings derived from international markets are subject to the risks of currency fluctuations.

Interest expense in the third quarter of 2002 decreased approximately $2,400,000 or approximately 9.1% as compared to the third quarter of 2001 and approximately $5,000,000 or approximately 6.5% in the first nine months of 2002 as compared to the first nine months of 2001, primarily as a result of duplicative interest expense of approximately $450,000 and $1,250,000 in the third quarter and first nine months of 2001, respectively, associated with the redemption of the Company’s 9 7/8% Senior Subordinated Notes due 2004. See Note I of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein. The adoption of SFAS No. 133 resulted in an approximate $400,000 non-cash reduction in interest expense in the third quarter of 2002 compared to a $525,000 increase in the third quarter of 2001 and an approximate $1,200,000 reduction to interest expense in the first nine months of 2002 compared to an approximate $1,400,000 non-cash charge to interest expense for the first nine months of 2001 (see Note D of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein) partially offset by increased borrowings associated with plant expansion during the third quarter and first nine months ended September 29, 2001 (see Note G of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

Investment income decreased approximately $2,100,000 or 52.5% in the third quarter of 2002 as compared to the third quarter of 2001 and approximately $2,700,000 or 32.9% in the first nine months of 2002 as compared to the first nine months of 2001 primarily as a result of approximately $1,700,000 of interest income resulting from a favorable abatement of state income taxes in the third quarter of 2001 and lower investment income rates. Included in investment income was approximately $700,000 and $2,000,000 in the third quarter and first nine months of 2002, respectively and $700,000 and $1,600,000 in the third quarter and first nine months of 2001, respectively, related to restricted investments and marketable securities held by pension trusts (including related party amounts).

The provision for income taxes from continuing operations was approximately $14,300,000 for the third quarter of 2002 as compared to approximately $9,400,000 for the third quarter of 2001 and approximately $36,000,000 for the first nine months of 2002 as compared to approximately $23,100,000 for the first nine months of 2001. The income tax rates differed from the United States Federal statutory rate of 35% principally as a result of the effect of non-deductible expenses, foreign income tax on foreign source income, state income tax provisions and in 2001, non-taxable gain on life insurance policies (for tax purposes) and non-deductible amortization expense (for tax purposes). Beginning January 1, 2002, goodwill and intangible assets determined to have an indefinite life are no longer being amortized (non-deductible for tax purposes). (See Note M of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

The table that follows presents a summary of the operating results of discontinued operations for the three months ended September 29, 2001 and the nine months ended September 28, 2002 and September 29, 2001. (See Notes C and K of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

	Three	Nine
	Months Ended	Months Ended
	Sept. 29,	Sept. 28,	Sept. 29,
	2001	2002	2001
	(Amounts in thousands)
	(Unaudited)

Net Sales	$102,000	$17,700	$277,900

Earnings (loss) before income taxes	900	1,800	(100)
Income tax provision	1,100	700	200

Earnings (loss) from discontinued operations	(200)	1,100	(300)
Loss on sale of discontinued operations, net
of tax benefits of $14,000,000	(20,000)	--	(20,000)
Gain on sale of discontinued operations net
of tax provision of $1,200,000	--	4,200	--

Earnings (loss) from discontinued operations	$(20,200)	$5,300	$(20,300)

Depreciation and amortization expense	$1,524	$216	$4,154

SFAS No. 141, “Business Combinations” (“SFAS No. 141”) requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.

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

The Company has evaluated the carrying value of goodwill and determined that no impairment exists and therefore no impairment loss will be required to be recorded in the Company’s Consolidated Financial Statements as a result of adopting SFAS No. 142 on January 1, 2002. SFAS No. 142 also requires additional disclosures with respect to goodwill by reportable segment for changes in goodwill balances, impairment losses, if any, including the methodology for determination and the amount of goodwill included in the gain or loss on disposal of a reporting unit.

Goodwill amortization included in operating earnings in the third quarter and first nine months of 2001 was approximately $4,030,000 and $12,299,000, respectively, as determined under accounting principles generally accepted in the United States in effect in the year 2001. As adjusted diluted earnings per share from continuing operations for the third quarter and first nine months ended September 29, 2001 would have been approximately $.97 per share and $3.26 per share, respectively, excluding the after tax effect of goodwill amortization. (See Note C of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

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

SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB 30, for the disposal of a segment of a business (as previously defined in that Opinion). This statement also amends ARB No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 with early adoption encouraged. The Company adopted SFAS No. 144 in the third quarter of 2001 and applied this accounting standard as of January 1, 2001. Adoption of this accounting standard did not result in any material changes in net earnings from accounting standards previously applied. Adoption of this standard did result in the accounting for the gain (loss) on the sale of certain businesses and their related operating results as discontinued operations. (See Note K of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64 Amendment of FASB Statement No. 13 and Technical Corrections” (“SFAS No. 145”) was issued in April 2002 and addresses the reporting of gains and losses resulting from the extinguishment of debt, accounting for sale-leaseback transactions and rescinds or amends other existing authoritative pronouncements. SFAS No. 145 requires that any gain or loss on extinguishment of debt that does not meet the criteria of APB 30 for classification as an extraordinary item shall not be classified as extraordinary and shall be included in earnings from continuing operations. The provisions of this statement related to the extinguishment of debt are effective for financial statements issued in fiscal years beginning after May 15, 2002 with early application encouraged. The Company plans to adopt SFAS No. 145 on January 1, 2003. Upon adoption, the Company’s $3,600,000 after tax extraordinary loss from debt retirement recorded in the third quarter of 2001 will be reclassified to earnings from continuing operations.

Comprehensive income included in stockholders’ investment was $14,187,000 and $58,037,000 for the third quarter and first nine months ended September 28, 2002, respectively, and comprehensive loss was $30,938,000 and $16,931,000 for the third quarter and first nine months ended September 29, 2001, respectively. Currency translation losses of $2,209,000 and currency translation gains of $3,317,000 were included in comprehensive income in the third quarter and first nine months of 2002, respectively, and currency translation losses of $229,000 and $3,535,000 were included in comprehensive loss in the third quarter and first nine months of 2001, respectively. (See Note E of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

Liquidity and Capital Resources

On June 20, 2002, Nortek Holdings, Inc. (“Nortek Holdings”), a newly formed Delaware corporation and wholly-owned subsidiary of Nortek, entered into an Agreement and Plan of Recapitalization, as amended, (the “Recapitalization Agreement”) with the Company and K Holdings, Inc. (“K Holdings”), a Delaware corporation and affiliate of Kelso & Company, L.P. (“Kelso”), to effect a recapitalization (the “Recapitalization”) whereby the Company will be acquired by K Holdings and its designees and certain members of the Company’s management (the “Management Investors”) for cash of $46 per share of common and special common stock of the Company pursuant to the terms of the Recapitalization Agreement. The Recapitalization is subject to the satisfactory completion by all parties of the terms and conditions outlined in the Recapitalization Agreement, including the approval of the Company’s shareholders, the availability of certain financing and other customary conditions and is expected to close late in the fourth quarter of 2002 or early 2003. The aggregate estimated purchase price to redeem the Company’s common and special common stock and to cash out options to purchase common and special common stock is approximately $498,969,000.

The Company believes the Recapitalization will be accounted for as a purchase in accordance with the provisions of SFAS No. 141 which will result in a new valuation for the assets and liabilities of the Company upon the completion of the Recapitalization. Transaction fees for investment, legal, accounting and other transaction costs associated with the Recapitalization are estimated to be approximately $43,000,000. A portion of these fees and expenses will be recorded in selling, general and administrative expenses, as they will become obligations of the Company prior to the Recapitalization. During the third quarter and first nine months of 2002, the Company recorded expenses of approximately $1,000,000 and $6,200,000, respectively related to the Recapitalization, primarily for fees and expenses related to legal and investment advice incurred by the Special Committee of the Company’s Board of Directors in their evaluation of the fairness of the transaction. Under certain circumstances, including the subsequent acceptance by the Company of a superior acquisition offer or a change in recommendation by the Company with respect to the Recapitalization, the Company may be liable to Kelso and K Holdings for additional fees and expenses in the range of approximately $0 to $24,000,000 in the event that the Recapitalization is not consummated.

Prior to the consummation of the Recapitalization, the Company will reorganize into a holding company structure and each outstanding share of the Company will be converted into an identical share of capital stock of Nortek Holdings with Nortek Holdings becoming the successor public company and the Company becoming a wholly owned subsidiary of Nortek Holdings.

If the amendment to the certificate of incorporation required to effect the Recapitalization is approved by the stockholders of the Company, the Company will declare and distribute to Nortek Holdings a dividend currently estimated to be approximately $120,000,000, which will be paid out of unrestricted cash and cash equivalents on hand. The amount of the estimated dividend to be paid is the estimated maximum amount at June 30, 2002 permissible under the most restrictive covenants with respect to the indentures of the Company’s 8 7/8% Senior Notes due 2008, 9 1/4% Senior Notes due 2007, 9 1/8% Senior Notes due 2007 and 9 7/8% Senior Subordinated Notes due 2011 (collectively, the “Existing Notes”). Using certain of the proceeds from an equity investment by K Holdings and the dividend received from the Company, Nortek Holdings will redeem all outstanding shares of common and special common stock, with the exception of certain shares held by Management Investors, for $46 per share in cash.

The Company’s Board of Directors, based upon the recommendation of a Special Committee of disinterested directors, has approved the Recapitalization. A financial advisor to the Special Committee delivered its opinion that, as of the date of such opinion, and based upon and subject to the matters describe in that opinion, the $46 per share redemption payment to be received by the public shareholders of the Company, other than the Management Investors, was fair to such shareholders from a financial point of view.

In connection with the Recapitalization, Kelso has received a financing commitment, subject to certain terms and conditions, including the completion of the Recapitalization, from a bank for a senior unsecured term loan facility not to exceed $955,000,000 (the “Bridge Facility”). The Bridge Facility may be used to fund, if necessary, any change in control offers the Company may make in connection with the Recapitalization. The Company does not expect to use this Bridge Facility because the structure of the Recapitalization does not require the Company to make any change of control offers (as defined in the Company’s indentures).

Under applicable rules and regulations of the SEC, the proxy statement to be delivered to stockholders in connection with the pending acquisition by Kelso and the Management Investors must include or incorporate by reference audited annual financial statements that reclassify any business sold, since the financial statements were originally published, as a discontinued operation for all periods presented in such statements. On April 2, 2002 the Company sold its Hoover subsidiary. (See Note K). Although this subsidiary was not a significant subsidiary within the meaning of applicable rules and regulations of the SEC, the rule requiring that Hoover be reclassified as a discontinued operation in the audited annual financial statements still applied. If the Company had not sold this subsidiary no re-audit of its historical audited annual financial statements would have been required in connection with the preparation of the proxy statement. The re-audit did not result from any inquiry made by the SEC or any other party, and would be required of any similarly situated public company. On October 11, 2002, the Company filed a Current Report on Form 8-K, which included the audited consolidated balance sheets of Nortek, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related audited consolidated statements of operations, stockholders’ investment, and cash flows for each of the three years in the period ended December 31, 2001 as a result of this re-audit. Except for the reclassification of Hoover as a discontinued operation, the re-audit confirmed, without change, the operating earnings, earnings per share, balance sheet and cash flow amounts previously reported. (See Notes C and K.)

Upon completion of the Recapitalization, Nortek Holdings will no longer be a public company and will apply to the New York Stock Exchange for the delisting of its shares of common stock and to the SEC for the deregistration of its shares of common stock under the Securities Exchange Act of 1934. Nortek Holdings will continue to file periodic reports with the SEC as required by the respective indentures of the Company’s Existing Notes.

Under the terms of one of the Company’s supplemental executive retirement plans, the Company is required to make one-time cash payments to participants in the plan in satisfaction of obligations under the plan upon a change of control transaction (as defined in the plan), such as the Recapitalization. Accordingly, upon completion of the Recapitalization, assuming the Recapitalization closes on or after January 1, 2003, the Company will make payments under the plan of approximately $85,000,000 to the participants in the plan. The Company intends to satisfy approximately $10,200,000 of its obligation to one of the participants through the transfer of a life insurance policy with approximately $10,200,000 of cash surrender value. The Company believes that there will be sufficient assets in the supplemental executive retirement plan trust at the date of the Recapitalization to settle and pay all obligations under the plan due upon completion of the Recapitalization, except for those obligations under the plan that will be satisfied through the transfer of the life insurance policy.

On July 25, 2002, the Company entered into a $200,000,000 Senior Secured Credit Facility (the “Senior Secured Credit Facility”), which is syndicated among several banks. The Senior Secured Credit Facility is secured by substantially all of the Company’s accounts receivable and inventory, as well as certain intellectual property rights, and permits borrowings up to the lesser of $200,000,000 or the total of 85% of eligible accounts receivable, as defined, and 50% of eligible inventory, as defined. The outstanding principal balances under the Senior Secured Credit Facility accrue interest at the Company’s option at either LIBOR plus a margin ranging from 2.0% to 2.5% or the banks’ prime rate plus a margin ranging from 0.5% to 1.0% depending upon the excess available borrowing capacity, as defined, and the timing of the borrowing as the margin rates will be adjusted quarterly. The Senior Secured Credit Facility includes customary limitations and covenants, but does not require the Company to maintain any financial covenant unless excess available borrowing capacity, as defined, is less than $40,000,000 in which case the Company would be required to maintain, on a trailing four quarter basis, a minimum level of $175,000,000 of earnings before interest, taxes, depreciation and amortization, as defined. The Senior Secured Credit Facility permits the Company to complete the Recapitalization provided certain conditions are met. On July 25, 2002, proceeds from the Senior Secured Credit Facility were used to refinance the remaining approximately $42,700,000 due on the Ply Gem credit facility and provide for letters of credit totaling approximately $24,800,000, which were previously issued under the Ply Gem credit facility. In addition, the Company refinanced approximately $3,800,000 of subsidiary debt. At September 28, 2002 there were no outstanding borrowings under the Senior Secured Credit Facility.

A preliminary Proxy Statement was filed with the SEC for its review on October 11, 2002 relative to the Recapitalization. The Proxy Statement is in preliminary form and is subject to completion. Upon completion of the SEC’s review, the Company will file an amendment and, in connection with the solicitation of proxies with respect to the special meeting of stockholders of the Company concerning the proposed Recapitalization, will furnish to security holders, a final definitive proxy statement, which security holders are advised to carefully read in its entirety as it will contain important information.

The Company is highly leveraged and expects to continue to be highly leveraged for the foreseeable future. The Company had consolidated debt at September 28, 2002, of approximately $991,487,000 consisting of (i) $7,426,000 of short-term borrowings and current maturities of long-term debt, (ii) $44,159,000 of notes, mortgage notes and other indebtedness, (iii) $209,482,000 of 8 7/8% Senior Notes due 2008 (“8 7/8% Notes”), (iv) $308,491,000 of 9 1/8% Senior Notes due 2007 (“9 1/8% Notes”), (v) $174,434,000 of 9 1/4% Senior Notes due 2007 (“9 1/4% Notes”) and (vi) $247,495,000 of 9 7/8% Senior Subordinated Notes due 2011 (“9 7/8% Notes”). During the third quarter of 2002, the Company reduced its consolidated debt by approximately $52,000,000.

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

The Company expects to meet its cash flow requirements through fiscal 2002 from cash generated from operations, existing cash, cash equivalents and marketable securities, utilization of the Company’s Senior Secured Credit Facility and may include mortgage, capital lease or other financings. As discussed above, the Ply Gem credit facility was refinanced in July 2002 under the Senior Secured Credit Facility. As of September 28, 2002, approximately $28,900,000 of letters of credit had been issued as additional security for approximately $27,800,000 of industrial revenue bonds and capital leases outstanding (included in notes, mortgage notes and obligations payable in the accompanying unaudited condensed consolidated balance sheet at September 28, 2002), relating to several of the Company’s manufacturing facilities.

In connection with the Recapitalization the Company expects to utilize approximately $163,000,000 of its cash for the purchase of the Company’s Common and Special Common stock and fees and expenses. Under certain circumstances, including the subsequent acceptance by the Company of a superior acquisition offer or a change in recommendation by the Company against the Recapitalization, the Company may instead be liable to Kelso and K Holdings for additional fees and expenses in the range of approximately $0 to $24,000,000 in cash in the event that the Recapitalization transaction is not consummated.

At September 28, 2002, the Company had consolidated unrestricted cash, cash equivalents and marketable securities of approximately $277,005,000 as compared to approximately $255,767,000 at December 31, 2001. The Company’s debt to equity ratio was approximately 3.0:1 at September 28, 2002 as compared to approximately 3.9:1 at December 31, 2001. The change in the ratio was primarily due to a net decrease in indebtedness and an increase in stockholders’ investment, primarily as a result of net earnings and favorable changes in the cumulative amount of currency translation adjustments for the first nine months of 2002.

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

The Company and its subsidiaries have entered into a number of operating lease obligations and have guaranteed certain obligations of various third parties. No significant changes in these obligations have occurred since December 31, 2001. See the Company’s latest Current Report on Form 8-K filed October 11, 2002 with the SEC for amounts outstanding at December 31, 2001.

Unrestricted cash and cash equivalents increased from approximately $159,529,000 at December 31, 2001 to approximately $165,628,000 at September 28, 2002. Marketable securities available for sale increased from approximately $96,238,000 at December 31, 2001 to approximately $111,377,000 at September 28, 2002. The Company’s investment in marketable securities at September 28, 2002 consisted primarily of federal agency notes, treasury bills and bank issued money market instruments. The Company has classified as restricted in the accompanying condensed consolidated balance sheet certain investments and marketable securities that are not fully available for use in its operations. At September 28, 2002, approximately $80,202,000 (of which $4,333,000 is included in current assets) of cash, investments and marketable securities is held in pension trusts, including related party amounts, or is held as collateral for insurance and letter of credit requirements.

Capital expenditures were approximately $16,161,000 in the first nine months of 2002 compared to approximately $32,889,000 in the first nine months of 2001. Capital expenditures were approximately $41,400,000 for the year ended December 31, 2001 and are expected to range between approximately $33,000,000 and $35,000,000 in 2002.

The Company’s Board of Directors has authorized a number of programs to purchase shares of the Company’s Common and Special Common Stock. The most recent of these programs was announced on May 4, 2000, and allows the Company to purchase up to 1,000,000 shares of the Company’s Common and Special Common Stock in open market or negotiated transactions, subject to market conditions, cash availability and provisions of the Company’s outstanding debt instruments. As of November 1, 2002, the Company has previously purchased approximately 461,000 shares of its Common and Special Common Stock under this program for approximately $9,200,000 and accounted for such share purchases as treasury stock.

At November 1, 2002, approximately $146,800,000 was available for the payment of cash dividends, stock purchases or other restricted payments as defined under the terms of the Company’s most restrictive Indenture. (See Note H of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

The Company’s working capital increased from approximately $381,100,000 at December 31, 2001 to approximately $441,988,000 at September 28, 2002 while the Company’s current ratio increased from 2.1:1 at December 31, 2001 to 2.2:1 at September 28, 2002, principally as a result of the factors described below.

Accounts receivable increased approximately $56,884,000 or approximately 26.3%, between December 31, 2001 and September 28, 2002, while net sales increased approximately $78,444,000 or approximately 18.3% in the third quarter of 2002 as compared to the fourth quarter of 2001. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on September 28, 2002 as compared to December 31, 2001. The Company has not experienced any significant overall changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in 2002.

Inventories decreased approximately $450,000 or approximately .3%, between December 31, 2001 and September 28, 2002.

Accounts payable increased approximately $16,645,000 or approximately 13.1%, between December 31, 2001 and September 28, 2002.

Unrestricted cash and cash equivalents increased approximately $6,099,000 from December 31, 2001 to September 28, 2002, principally as a result of the following:

Condensed
Consolidated
Cash Flows(*)

Operating Activities:
Cash flow from operations, net	$84,595,000
Increase in accounts receivable, net	(53,758,000)
Decrease in inventories	2,007,000
Decrease in prepaids and other current assets	1,068,000
Increase in net assets of discontinued operations	(1,761,000)
Increase in accounts payable	13,317,000
Increase in accrued expenses and taxes	37,948,000
Investing Activities:
Capital expenditures	(16,161,000)
Purchases of marketable securities, net	(15,139,000)
Proceeds from the sale of discontinued operations	20,816,000
Increase in restricted cash and investments	(2,247,000)
Financing Activities:
Payment of borrowings, net	(65,004,000)
Other, net	418,000

$6,099,000

(*) Prepared from the Company’s Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 28, 2002. (See the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

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

There have been no significant changes in market risk from the December 31, 2001 disclosures included in the Company’s latest Current Report on Form 8-K filed October 11, 2002 with the SEC.

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

B. Foreign Currency Risk

The Company’s results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Euro, the Canadian Dollar and the British Pound. In the third quarter and first nine months of 2002, the net impact of foreign currency changes was not material to the Company’s financial condition or results of operations. The impact of foreign currency changes related to translation resulted in a decrease in stockholders’ investment of approximately $2,209,000 in the third quarter of 2002 and an increase in stockholders’ investment of approximately $3,317,000 in the first nine months of 2002. The Company manages its exposure to foreign currency exchange risk principally by trying to minimize the Company’s net investment in foreign assets through the use of strategic short and long-term borrowings at the foreign subsidiary level. The Company generally does not enter into derivative financial instruments to manage foreign currency exposure. At September 28, 2002, the Company did not have any significant outstanding foreign currency hedging contracts.

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

The Company generally does not enter into derivative financial instruments to manage commodity-pricing exposure. At September 28, 2002, the Company did not have any outstanding commodity forward contracts.

On March 5, 2002, the United States government imposed tariffs and quotas on a wide range of steel imports for a three-year period. Many of the Company’s products are made from steel or contain steel parts. While the Company has certain contracts in place which set the price of steel purchases, not all purchases are covered by contract and the contracts do not extend through the period the quotas and tariffs are imposed. Price changes resulting from the imposition of these quotas and tariffs is beginning to have a slight impact on gross profit, net earnings and cash flows of the Company (See discussion in Results of Operations – Cost of products sold and operating earnings contained herein).

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

PART II. OTHER INFORMATION

Item 4. Controls and Procedures

Within the 90 days prior to the date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer along with the Company’s Vice President, Controller and Chief Financial Officer and the Company’s Corporate Disclosure and Controls Committee, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer along with the Company’s Vice President, Controller and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits:

99.1 Sarbanes-Oxley Act Certification

(b)	Reports on Form 8-K.

August 9, 2002, Item 9, Regulation FD Disclosure

September 14, 2002, Item 5, Other

October 11, 2002, Item 5, Other

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTEK, INC.
(Registrant)

/s/ Almon C. Hall
Almon C. Hall
Vice President, Controller and Chief Financial Officer

November 12, 2002
(Date)

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard L. Bready, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Nortek, Inc. for the period ended
September 28, 2002;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation
Date”); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or no there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002

/s/ Richard L. Bready
Richard L. Bready
Chairman and Chief Executive Officer
Nortek, Inc.

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Almon C. Hall, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Nortek, Inc. for the period ended
September 28, 2002;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation
Date”); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or no there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002

/s/ Almon C. Hall
Almon C. Hall
Vice President, Controller and Chief Financial Officer
Nortek, Inc.