Form 10-Q/A
period 2002-06-29
NORTEK INC
filed 2002-11-15
CIK 72423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-Q
__________

Amendment No. 1 to

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

EXPLANATORY NOTE

     This Form 10-Q/A is being filed as Amendment No. 1 to the Form 10-Q of Nortek, Inc. (“Nortek”) filed with the Securities and Exchange Commission on August 9, 2002 (“Form 10-Q”) for the purpose of adding the Exhibits to Exhibit 10.1, the $200,000,000 Loan and Security Agreement dated as of July 25, 2002 among Nortek, Inc., certain of its subsidiaries, certain banks, Fleet Capital Corporation Individually, and as Administrative Agent and Fleet Capital Canada Corporation, Individually and as Canadian Agent. Except as set forth in this explanatory note, there are no other changes to the Form 10-Q.

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

Selling, general and administrative expense as a percentage of net sales, increased from approximately 14.9% in the second quarter of 2001 to approximately 18.4% in the second quarter of 2002 and from approximately 16.3% in the first six months of 2001 to approximately 18.5% in the first six months of 2002. Selling, general and administrative expense in the second quarter and first six months of 2002 included approximately $4,400,000 relating to an incentive expensed and paid to certain of the Company’s officers under the Company’s 1999 Equity Performance Plan and approximately $5,200,000 expensed for fees and expenses associated with the Recapitalization of the Company. (See Liquidity and Capital Resources for a discussion of the Recapitalization). Selling, general and administrative expense in the second quarter and first six months of 2001 was reduced by approximately $2,400,000 and $3,200,000, respectively, related to a non-taxable gain from net death benefit insurance proceeds related to life insurance maintained on former managers and approximately $1,600,000 and $2,100,000, respectively, of third party fees and expenses related to the Company’s material procurement strategy. All of the above amounts are set forth separately in the segment data except the third party fees and expenses related to the Company’s material procurement strategy. Approximately $1,100,000 and $1,400,000 of the material procurement fees and expenses were charged to the Residential Building Products Segment, $400,000 and $600,000 to the Air Conditioning and Heating Products Segment and $100,000 to the Windows, Doors and Siding Products Segment, in the second quarter and first six months of 2001, respectively. Excluding the effect of the incentive earned by certain of the Company’s officers under the Company’s 1999 Equity Performance Plan, the fees and expenses associated with the Recapitalization of the Company, the effect of changes in foreign currency exchange rates and the net death benefit proceeds and expenses related to the Company’s material procurement strategy in 2001, selling, general and administrative expense increased from approximately 15.1% as a percentage of net sales in the second quarter of 2001 to approximately 16.6% in the second quarter of 2002 and from approximately 16.4% as a percentage of net sales in the first six months of 2001 to approximately 17.5% in the first six months of 2002.

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
Certifying Accountant

August 9, 2002, Item 9, Regulation FD Disclosure

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTEK, INC.
(Registrant)

/s/ Almon C. Hall
Almon C. Hall, Vice President,
Controller and Chief Financial Officer

November 15, 2002
(Date)

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard L. Bready, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Nortek, Inc. for the period ended
June 29, 2002;

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

Dated: November 15, 2002

/s/ Richard L. Bready
Richard L. Bready
Chairman and Chief Executive Officer
Nortek, Inc.

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Almon C. Hall, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Nortek, Inc. for the period ended
June 29, 2002;

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

Dated: November 15, 2002

/s/ Almon C. Hall
Almon C. Hall
Vice President, Controller and Chief Financial Officer
Nortek, Inc.