Form 10-K
period 2003-12-31
NORTEK HOLDINGS INC
filed 2004-03-30
CIK 72423

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ____________
Commission file number: 1-6112

NORTEK HOLDINGS, INC.
(exact name of Registrant as specified in its charter)

	Delaware	16-1638891
	(State or other jurisdiction	(IRS Employer
	of incorporation or organization)	Identification Number)

50 Kennedy Plaza
	Providence, Rhode Island	02903-2360
	(Address of principal executive offices)	(zip code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (401) 751-1600

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

As of January 9, 2003, the registrant no longer has any securities registered pursuant to this section

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).Yes __ No X .

The aggregate market value of voting stock held by non-affiliates is zero

The number of shares of Capital Stock outstanding as of March 30, 2004 was 8,527,822.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2003

PART I

ITEM 1. BUSINESS

Recapitalization Transaction

On November 20, 2002, Nortek, Inc. (“Nortek”) reorganized into a holding company structure and each outstanding share of capital stock of Nortek was converted into an identical share of capital stock of Nortek Holdings, Inc. (the “Company” or “Holdings”), a Delaware corporation formed in 2002, with Holdings becoming the successor public company and Nortek becoming a wholly-owned subsidiary of Holdings (the “Holdings Reorganization”). On January 9, 2003, Holdings completed a recapitalization transaction (the “Recapitalization”), which resulted in the acquisition of Holdings by certain affiliates and designees of Kelso & Company L.P. (“Kelso”) and certain members of Nortek’s management. As a result, the Company’s shares of capital stock are no longer publicly traded, however, the Company will continue to file periodic reports with the Securities and Exchange Commission (“SEC”) as a voluntary filer as required by the indenture of the Company’s outstanding notes payable. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7 of Part II of this report and Notes 1, 2 and 7 of the Notes to the Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference.

General

The Company is a diversified manufacturer of residential and commercial building products, operating within two principal segments. The Residential Building Products Segment and the Air Conditioning and Heating Products Segment. Through these segments, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the residential and commercial construction, manufactured housing, and the do-it-yourself (“DIY”) and professional remodeling and renovation markets. As used in this report, the terms "Company" and "Holdings" refer to Nortek Holdings, Inc., together with its subsidiaries, unless the context indicates otherwise. Such terms as "Company" and "Holdings" are used for convenience only and are not intended as a precise description of any of the separate corporations, each of which manages its own affairs.

The Company's performance is dependent to a significant extent upon the levels of residential replacement and remodeling, new residential construction and non-residential construction, which are affected by such factors as interest rates, inflation, seasonality, consumer spending habits and unemployment.

On February 12, 2004, the Company sold its wholly owned subsidiary Ply Gem Industries, Inc. (“Ply Gem”). Ply Gem consists of the operating subsidiaries that comprised the Company’s former Windows, Doors and Siding Products (“WDS”) Segment and Ply Gem’s corporate entity that was formerly part of Unallocated in the Company’s segment reporting. Prior to the sale of Ply Gem, the Company sold certain subsidiaries of Ply Gem. The sale of Ply Gem and these subsidiaries and their related operating results have been excluded from earnings (loss) from continuing operations and are classified as discontinued operations for all periods presented. (See Notes 1 and 10 of the Notes to the Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference.)

Additional information concerning the Company's business is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7 of Part II of this report, incorporated herein by reference. Information on foreign and domestic operations is set forth in Note 11 of the Notes to the Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference.

Residential Building Products Segment

The Residential Building Products Segment manufactures and distributes built-in products primarily for the residential new construction, DIY and professional remodeling and renovation markets. The principal products sold by the Segment are:

  kitchen range hoods
  built-in exhaust fans (such as bath fans and fan, heater and light combination units)
  indoor air quality products
  bath cabinets
  door chimes
  radio intercoms
  central vacuum systems
  surround sound systems and,
  multi-room audio and video distribution equipment

The Segment is the largest supplier in North America of range hoods, bath fans and combination units, indoor air quality products (such as continuous-ventilation systems and energy-recovery ventilators) and one of the leading suppliers in Western Europe and South America of luxury "Eurostyle" range hoods. Products are sold under the Broan®, NuTone®, Nautilus®, Venmar®, vanEE®, Best®, Channel Plus®, Elan® and SpeakerCraft® brand names, among others. A key component of the Company’s operating strategy for this Segment is to introduce new products that capitalize on our strong brand names and on our extensive distribution system. Other products sold by this Segment include, among others, door chimes, trash compactors, attic and whole house ventilators, air quality and HEPA whole-house filtration systems, ceiling fans, as well as, wireless security products, garage door and gate operators and infrared control equipment (marketed under the Linear®, Westinghouse®, Open House® and Xantech® brand names). This Segment also manufactures and markets premium, hand crafted cooking ranges and accessories under the La Cornue name. The Company’s sales of kitchen range hoods and exhaust fans accounted for approximately 18.5% and 17.2%, respectively, of the Company’s consolidated net sales in 2003, 18.5% and 17.6%, respectively, of the Company’s consolidated net sales in 2002 and 16.8% and 17.1%, respectively, of the Company’s consolidated net sales in 2001.

A key component of the Segment's operating strategy is the introduction of new products which capitalize on the strong Broan®, NuTone®, Nautilus®, Venmar®, vanEE®, and Best® brand names and the extensive distribution system of the Segment's businesses. Products sold under these brand names include the Broan Allure® and Rangemaster® range hoods, Sensaire®, Solitaire® and Solitaire Ultra Silent® fans and fan lights, LoSone Select® fans, Best by Broan® “Eurostyle” luxury range hoods, the Venmar®, Guardian Plus™ Air Systems and vanEE® line of indoor air quality systems, NuTone SenSonic™ stereo speakers, Whispaire® range hoods and the Broan 12" wide trash compactor.

With respect to certain product lines, private label customers accounted for approximately 16.8% of the total sales of this Segment in 2003.

Production generally consists of fabrication from coil and sheet steel and formed metal utilizing stamping, pressing and welding methods, assembly with components and subassemblies purchased from outside sources (principally motors, fan blades, heating elements, wiring harnesses, controlling devices, glass, wood, mirrors, lighting fixtures and polyethylene components, speakers, grilles and electronic components) and painting, finishing and packaging. See the discussion on Raw Materials under General Considerations below.

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

The Segment had 17 manufacturing plants and employed approximately 4,139 full-time people as of December 31, 2003, 615 of whom are covered by collective bargaining agreements which expire in 2004 and 171 of whom are covered by collective bargaining agreements which expire between 2007 and 2008. The Company believes that the Segment's relationships with its employees are satisfactory.

Air Conditioning and Heating Products Segment

The Air Conditioning and Heating Products Segment manufactures and sells heating, ventilating and air conditioning systems and products (“HVAC”) for site-built residential and manufactured housing structures and custom-designed commercial applications and standard light commercial products.

Residential Products

The Segment manufactures air conditioners, heat pumps and furnaces for the residential and light commercial markets. For site-built homes and light commercial structures, the Segment markets its products under the licensed names, Frigidaire®, Tappan®, Philco®, Kelvinator®, Gibson®, Westinghouse® and Maytag® and certain private label names. Within the residential market, the Segment is one of the largest suppliers of these products for manufactured homes in the United States and Canada. In the manufactured housing market, the Segment markets its products under the Intertherm® and Miller® brand names.

The principal factors affecting the market for the Segment's residential HVAC products are the demand for replacement and modernization of existing equipment, housing starts and the level of manufactured housing shipments. The Company anticipates that the replacement market will continue to expand as a large number of previously installed heating and cooling products become outdated or reach the end of their useful lives. This growth may be accelerated by a tendency among consumers to replace older heating and cooling products with higher efficiency models prior to the end of such equipment's useful life. The market for residential cooling products, including those sold by the Segment, is affected by spring and summer temperatures. The Segment does not sell window air conditioners, a segment of the market which is highly seasonal and significantly impacted by spring and summer temperatures. The Company believes that the Segment's ability to offer both heating and cooling products helps offset the effects of seasonality on the Segment's sales.

The Segment sells its manufactured housing products to builders of manufactured housing and, through distributors, to manufactured housing retailers and owners of such housing. The majority of sales to builders of manufactured housing consist of furnaces designed and engineered to meet or exceed certain standards mandated by federal agencies, including HUD. These standards differ in several important respects from the standards for furnaces used in site-built residential homes. The aftermarket channel of distribution includes sales of both new and replacement air conditioning units and heat pumps and replacement furnaces. The Company believes that the Segment has one major competitor in the furnace sector of this market, York International Corporation, which markets its products primarily under the Coleman name. The Segment competes with most major industry manufacturers for the air conditioning sector of this market.

Residential HVAC products for use in site-built homes are sold through independently-owned distributors who sell to HVAC contractors. The site-built residential HVAC market is very competitive. In this market, the Segment competes with, among others, Carrier Corporation, Rheem Manufacturing Company, Lennox Industries, The Trane Company, York International Corporation and Goodman Manufacturing. The Company estimates that more than half of the Segment's sales of residential HVAC products in 2003 were attributable to the replacement market, which tends to be less cyclical than the new construction market.

The Segment competes in both the manufactured housing and site-built markets on the basis of breadth and quality of its product line, distribution, product availability and price. Although the Company believes that the Segment competes favorably with respect to certain of these factors, most of the Segment’s competitors have greater financial and marketing resources than the Segment and certain competitors may enjoy greater brand awareness.

Commercial Products

The Segment's commercial products consist of HVAC systems which are custom-designed to meet customer specifications for commercial offices, manufacturing and educational facilities, hospitals, retail stores and governmental buildings. Such systems are primarily designed to operate on building rooftops (including large self-contained walk-in-units) or on individual floors within a building, and range from 40 to 600 tons of cooling capacity. The Segment markets its commercial products under the Governair®, Mammoth®, Temtrol®, Venmar®, Ventrol® and Webco™ brand names. Also part of the Segment, the Company’s subsidiary Eaton-Williams Group Limited (“Eaton-Williams”), manufactures and markets custom and standard air conditioning and humidification equipment throughout Western Europe under the Vapac®, Cubit®, Qualitair®, Edenaire®, Colman™ and Moducel™ brand names.

The market for commercial HVAC equipment is segmented between standard and custom-designed equipment. Standard equipment can be manufactured at a lower cost and therefore offered at substantially lower initial prices than custom-designed equipment. As a result, suppliers of standard equipment generally have a larger share of the overall commercial HVAC market than suppliers of custom-designed equipment, including the Segment. However, because of certain building designs, shapes or other characteristics, the Company believes there are many applications for which custom-designed equipment is required or is more cost effective over the life of the building. Unlike standard equipment, the Segment's custom-designed commercial HVAC equipment can be designed to match the exact space, capacity and performance requirements of the customer. The Segment's packaged rooftop and self-contained walk-in equipment rooms maximize a building's rentable floor space because they are located outside the building. In addition, factors relating to the manner of construction and timing of installation of commercial HVAC equipment can often favor custom-designed rather than standard systems. As compared with site-built and factory built HVAC systems, the Segment's systems are factory assembled according to customer specifications and then installed by the customer or third parties, rather than assembled on site, permitting extensive testing prior to shipment. As a result, the Segment's commercial systems can be installed later in the construction process than site-built systems, thereby saving the owner or developer construction and labor costs. The Segment sells its commercial products primarily to contractors, owners and developers of commercial office buildings, manufacturing and educational facilities, hospitals, retail stores and governmental buildings. The Segment seeks to maintain strong relationships nationwide with design engineers, owners and developers, and the persons who are most likely to value the benefits and long-term cost efficiencies of the Segment's custom-designed equipment.

The Company estimates that about one-third of the Segment's commercial sales in 2003 were attributable to replacement and retrofit activity, which typically is less cyclical than new construction activity and generally commands higher margins. The Segment continues to develop product and marketing programs to increase penetration in the growing replacement and retrofit market.

The Segment's commercial products are marketed through independently-owned manufacturers' representatives and approximately 300 sales, marketing and engineering professionals as of December 31, 2003. The independent representatives are typically HVAC engineers, a factor which is significant in marketing the Segment's commercial products because of the design intensive nature of the market segment in which the Segment competes.

The Company believes that the Segment is among the largest suppliers of custom-designed commercial HVAC products in the United States. The Segment's four largest competitors in the commercial HVAC market are Carrier Corporation (a subsidiary of United Technologies Corporation), York International, McQuay International (a subsidiary of OYL Corporation), and The Trane Company (a subsidiary of American Standard Inc.). The Segment competes primarily on the basis of engineering support, quality, flexibility in design and construction and total installed system cost. Although the Company believes that the Segment competes favorably with respect to certain of these factors, most of the Segment's competitors have greater financial and marketing resources than the Segment and enjoy greater brand awareness. However, the Company believes that the Segment's ability to produce equipment that meets the performance characteristics required by the particular product application provides it with advantages not enjoyed by certain of these competitors.

The Segment had 14 manufacturing plants and employed approximately 3,271 full-time people as of December 31, 2003, 171 of whom are covered by a collective bargaining agreement which expires in 2005. The Company believes that the Segment's relationships with its employees are satisfactory.

GENERAL CONSIDERATIONS

Employees
Excluding employees of discontinued operations, the Company employed approximately 7,450 persons at December 31, 2003.

Backlog

Backlog expected to be filled during 2004 was approximately $138,200,000 at December 31, 2003 ($131,900,000 at December 31, 2002). Backlog is not regarded as a significant factor for operations where orders are generally for prompt delivery. While backlog stated for December 31, 2003 is believed to be firm, the possibility of cancellations makes it difficult to assess the firmness of backlog with certainty.

Research and Development

The Company's research and development activities are principally new product development and represent approximately 1.5%, 1.4% and 1.4% of the Company’s consolidated net sales in 2003, 2002 and 2001, respectively.

Patents and Trademarks

The Company holds numerous design and process patents that it considers important, but no single patent is material to the overall conduct of its business. It is the Company's policy to obtain and protect patents whenever such action would be beneficial to the Company. The Company owns or licenses numerous trademarks that it considers material to the marketing of its products, including Broan®, NuTone®, Nautilus®, Venmar®, Guardian Plus™ Air Systems, vanEE®, Best®, Governair®, Mammoth®, Temtrol®, Miller®, Intertherm®, Frigidaire®, Tappan®, Philco®, Kelvinator®, Gibson®, Westinghouse®, Maytag®, Ventrol®, Webco™, Vapac®, Cubit®, Qualitair®, Edenaire®, Linear®, Channel Plus®, Open House®, Xantech®, Elan®, Via!®, SpeakerCraft® and OSCO®. The Company believes that its rights in these trademarks are adequately protected.

Raw Materials

The Company purchases raw materials and most components used in its various manufacturing processes. The principal raw materials purchased by the Company are rolled sheet steel, formed and galvanized steel, copper, aluminum, plate mirror glass, polypropylene, wood, various chemicals, paints and plastics.

The materials, molds and dies, subassemblies and components purchased from other manufacturers, and other materials and supplies used in manufacturing processes have generally been available from a variety of sources. From time to time increases in raw material costs can affect future supply availability due in part to raw material demands by other industries. Whenever practical, the Company establishes multiple sources for the purchase of raw materials and components to achieve competitive pricing, ensure flexibility and protect against supply disruption. In 2001, the Company instituted a Company wide material procurement strategy designed to reduce the purchase price of raw materials and purchased components. The strategy focuses on adopting world-class procurement practices and Company-wide negotiation leverage to reduce the costs of purchased materials. As part of this program, the Company has invested in strategic procurement software. The Company expects that completion of the development of this software and systems will occur in early 2005. The Company believes the use of strategic sourcing software and systems development by its procurement personnel will continue to enhance the Company’s competitive position by reducing costs from its vendors and limiting cost increases for goods and services in sectors experiencing rising prices.

The Company is subject to significant market risk with respect to the pricing of its principal raw materials. If prices of these raw materials were to increase dramatically, the Company may not be able to pass such increases on to its customers and, as a result, gross margins could decline significantly. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7 of Part II of this report, incorporated herein by reference for further discussion.

Working Capital

The carrying of inventories to support customers and to permit prompt delivery of finished goods requires substantial working capital. Substantial working capital is also required to carry receivables. The demand for the Company's products is seasonal, particularly in the Northeast and Midwest regions of the United States and in Canada where inclement weather during the winter months usually reduces the level of building and remodeling activity in both the home improvement and new construction markets. Certain of the residential product businesses in the HVAC Segment have in the past been more seasonal in nature than the Company's other businesses’ product categories. As a result, the demand for working capital of the Company's subsidiaries is greater from late in the first quarter until early in the fourth quarter. See "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7 of Part II of this report, incorporated herein by reference.

Website

The Company’s periodic and current reports are available on Nortek’s website, www.nortek-inc.com, free of charge, as soon as reasonably practicable after such materials are filed with, or furnished to the Securities and Exchange Commission (“SEC”).

ITEM 2. PROPERTIES

Set forth below is a brief description of the location and general character of the principal administrative and manufacturing facilities and other material real properties of the Company’s continuing operations, all of which the Company considers to be in satisfactory repair. All properties are owned, except for those indicated by an asterisk, which are leased under operating leases and those with a double asterisk, which are leased under capital leases.

		Approximate
Location	Description	Square Feet

Residential Building Products Segment:
Union, IL	Manufacturing/Warehouse/Administrative	197,000	(1)
Hartford, WI	Manufacturing/Warehouse/Administrative	498,000
Mississauga, ONT, Canada	Manufacturing/Administrative	110,000	(1)
Sylmar, CA	Manufacturing/Administrative	35,000*
Xiang, Bao An County, Shenzhen, PRC	Manufacturing	113,000*
Fabriano, Italy	Manufacturing/Administrative	168,000
Cerreto D'Esi, Italy	Manufacturing/Administrative	135,000
Montefano, Italy	Manufacturing/Administrative	84,000
Cleburne, TX	Manufacturing/Administrative	210,000
Los Angeles, CA	Manufacturing/Administrative	177,000
Drummondville, QUE, Canada	Manufacturing/Administrative	76,000
Cincinnati, OH	Manufacturing	836,000
Saint-Ouen l'Aumone, France	Manufacturing/Administrative	31,000*
Lexington, KY	Manufacturing/Administrative	26,000*
Carlsbad, CA	Manufacturing/Administrative	31,000	(1)
Riverside, CA	Manufacturing/Administrative	66,000*
Casnovia, MI	Manufacturing/Administrative	27,000*

Air Conditioning and Heating Products Segment:
St. Leonard d'Aston, QUE, Canada	Manufacturing/Administrative	95,000*
O'Fallon, MO	Administrative	70,000*
St. Peters, MO	Warehouse/Administrative	250,000*
St. Louis, MO	Manufacturing	214,000	(2)
St. Louis, MO	Manufacturing	103,000*	(2)
Holland, MI	Manufacturing/Warehouse	45,000*
Boonville, MO	Manufacturing	250,000
Tipton, MO	Manufacturing	50,000
Poplar Bluff, MO	Manufacturing	445,000**	(1)
Dyersburg, TN	Manufacturing	368,000**
Chaska, MN	Manufacturing/Administrative	230,000*
Oklahoma City, OK	Manufacturing/Administrative	127,000
Okarche, OK	Manufacturing/Administrative	210,000
Saskatoon, Canada	Manufacturing	49,000*
Springfield, MO	Manufacturing	77,000*
Montreal, QUE, Canada	Manufacturing	122,000*
Edenbridge, U.K	Manufacturing	93,000*
Fenton, Stoke, U.K	Manufacturing/Administrative	104,000*

Other:
Providence, RI	Administrative	23,900*

(1)

These facilities are pledged as security under various subsidiary debt agreements. (See Note 6 of the Notes to the Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference.)

(2)

During 2003, the Company initiated restructuring activities related to the closure of two facilities in St. Louis, Missouri, in order to relocate the operations to other facilities by the end of the first quarter of 2004. (See Note 13 of the Notes to the Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference.)

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are subject to numerous federal, state and local laws and regulations, including environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company believes that it is in substantial compliance with the material laws and regulations applicable to it. The Company is involved in current, and may become involved in future, remedial actions under federal and state environmental laws and regulations which impose liability on companies to clean up, or contribute to the cost of cleaning up, sites at which their hazardous wastes or materials were disposed of or released. Such claims may relate to properties or business lines acquired by the Company after a release has occurred. In other instances, the Company may be partially liable under law or contract to other parties that have acquired businesses or assets from the Company for past practices relating to hazardous substances management. The Company believes that all such claims asserted against it, or such obligations incurred by it, will not have a material adverse effect upon the Company's financial condition or results of operations. Expenditures in 2003, 2002 and 2001 to evaluate and remediate such sites were not material. However, the Company is presently unable to estimate accurately its ultimate financial exposure in connection with identified or yet to be identified remedial actions due among other reasons to: (i) uncertainties surrounding the nature and application of environmental regulations, (ii) the Company's lack of information about additional sites to which it may be listed as a potentially responsible party ("PRP"), (iii) the level of clean-up that may be required at specific sites and choices concerning the technologies to be applied in corrective actions and (iv) the time periods over which remediation may occur. Furthermore, since liability for site remediation is joint and several, each PRP is potentially wholly liable for other PRP's that become insolvent or bankrupt. Thus, the solvency of other PRP’s could directly affect the Company's ultimate aggregate clean-up costs. In certain circumstances, the Company's liability for clean-up costs may be covered in whole or in part by insurance or indemnification obligations of third parties.

A previously owned subsidiary of the Company is a defendant in a number of lawsuits alleging damage caused by alleged defects in certain pressure treated wood products. The Company has assumed the liability and is entitled to insurance coverage proceeds related to specific pressure treated wood product claims. Many of the suits have been resolved by dismissal or settlement with amounts being paid out of insurance proceeds or other recoveries. The Company continues to vigorously defend the remaining suits. Certain defense and indemnity costs are being paid out of insurance proceeds and proceeds from a settlement with suppliers of material used in the production of the pressure treated wood products. The Company has engaged in coverage litigation with certain insurers and has settled all coverage claims with such insurers on a satisfactory basis.

In addition to the legal matters described above, the Company and its subsidiaries are named as defendants in a number of legal proceedings, including a number of product liability lawsuits, incident to the conduct of their businesses.

The Company does not expect that any of the above described proceedings will have a material adverse effect, either individually or in the aggregate, on the Company's financial position, results of operations, liquidity or competitive position. (See Note 9 of the Notes to the Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference.)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 15, 2003, the Series B Convertible Preference stockholders of Nortek Holdings consented to, by unanimous written consent in lieu of a special meeting, the issuance of 10,869 shares of Class A Common Stock to Jeffrey C. Bloomberg, a Director of the Company (or his permitted designee).

On November 19, 2003, the Series B Convertible Preference stockholders of Nortek Holdings consented to, by unanimous written consent in lieu of a special meeting, the issuance of Nortek Holdings’ $515,000,000 10% Senior Discount Notes due 2011.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

On November 20, 2002, Nortek, Inc. (“Nortek”) reorganized into a holding company structure and each outstanding share of capital stock of Nortek was converted into an identical share of capital stock of Nortek Holdings, Inc. (the “Company” or “Holdings”). Holdings became the successor public company, and Nortek became a wholly-owned subsidiary of Holdings. On January 9, 2003, Holdings completed the Recapitalization, which resulted in the acquisition of Holdings by certain affiliates and designees of Kelso and certain members of Nortek’s management. In connection with the Recapitalization, each share of the Company’s Common Stock and Special Common Stock was called for redemption at $46.00 per share. As of January 9, 2003, there is no established public trading market for the Company’s capital stock. As of March 30, 2004, there were (i) 19,000,000 shares of Class A Common Stock, par value $1.00 per share, (ii) 14,000,000 shares of Class B Common Stock, par value $1.00 per share and (iii) 19,000,000 shares of Preference Stock, par value $1.00 per share of which 9,000,000 shares have been designated as Series B Convertible Preference Stock (the “Series B Preference Stock”) of the Company authorized and 397,380 shares of Class A Common Stock and 8,130,442 shares of Series B Convertible Preference Stock of the Company outstanding, most of which were owned by management of the Company and certain affiliates of Kelso.

On November 26, 2003, the Company declared a cash dividend of $35 per share on each outstanding share of its Class A Common Stock and Series B Convertible Preference Stock, which also resulted in an equal reduction of the exercise price of all of the outstanding options to purchase shares of the Company’s Common Stock. The Company has not declared any other dividends in the past five years.

The Company declared a dividend on November 26, 2003 totaling approximately $298,474,000 which was paid to the Company’s shareholders in the fourth quarter of 2003. Option holders of the Rollover Options received a cash distribution of approximately $41,600,000, which was treated as a charge to additional paid-in capital in the accompanying consolidated statement of stockholders’ investment. The distribution to each individual option holder of the Rollover Options was equal to the number of shares held multiplied by the lesser of (i) $35 per share or (ii) $46 per share minus the amount per share the exercise price was reduced. In conjunction with this shareholder distribution, the Company adjusted the exercise price of all of the Rollover Options to equal $10.50 per share and all of the other Class A stock options to equal $11.00 per share.

See Notes 1, 2 and 7 of the Notes to the Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference.

ITEM 6. CONSOLIDATED SELECTED FINANCIAL DATA

	For the Periods
	Post-
	Recapitalization		Pre-Recapitalization
	Jan. 10, 2003 -		Jan. 1, 2003 -		Jan. 1, 2002 -		Jan. 1, 2001 -		Jan. 1, 2000 -		Jan. 1, 1999 -
	Dec. 31, 2003		Jan. 9, 2003		Dec. 31, 2002		Dec. 31, 2001		Dec. 31, 2000		Dec. 31, 1999
	(In millions except ratios)

Consolidated Summary of Operations:
Net sales	$1,490.1		$24.9		$1,384.1		$1,293.8		$1,297.4		$1,180.2
Operating earnings (loss)	159.5		(81.8)		119.6		109.7		140.2		138.3
Earnings (loss) from continuing operations	62.0		(60.9)		43.6		32.8		58.3		56.4
Earnings (loss) from discontinued operations	12.2		(1.0)		18.9		(24.8)		(16.7)		(7.1)
Net earnings (loss)	74.2		(61.9)		62.5		8.0		41.6		49.3

Financial Position:
Unrestricted cash, investments and
marketable securities	$194.1		$283.6		$294.8		$255.6		$138.5		$111.4
Working capital	686.4		711.6		813.3		742.3		727.9		723.5
Total assets	2,100.0		1,781.2		1,830.8		1,819.9		1,836.8		1,791.4
Total debt--
Current	15.3		4.4		5.5		10.0		20.5		12.9
Long-term	1324	.6	953.7		953.8		959.7		919.4		918.2
Current ratio	2.6	:1	2.7	:1	3.0	:1	2.6	:1	2.4	:1	2.4	:1
Debt to equity ratio	6.7	:1	6.1	:1	3.0	:1	3.6	:1	3.3	:1	3.6	:1
Depreciation and amortization expense
including non-cash interest	38.3		0.8		39.2		40.7		36.1		35.1
Amortization of goodwill included in
depreciation and amortization expense	--		--		--		8.7		8.8		8.2
Capital expenditures	24.7		0.2		19.1		27.1		29.7		21.8
Stockholder's investment	200.2		272.1		317.5		271.3		282.2		259.8

See the Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere herein regarding the effect on operating results of acquisitions, discontinued operations and other matters. See Part II, Item 5 of this report, incorporated herein by reference, for a discussion on dividends declared or paid on the Company's Capital Stock.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2003

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nortek Holdings, Inc. and its continuing wholly-owned subsidiaries (individually and collectively, the “Company” or “Holdings”) are diversified manufacturers of residential and commercial building products, operating within two principal segments: the Residential Building Products Segment and the Air Conditioning and Heating Products Segment. Through these principal segments, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the residential and commercial construction, manufactured housing, and the do-it-yourself (“DIY”) and professional remodeling and renovation markets. As used in this report, the terms “Company” and “Holdings” refer to Nortek Holdings, Inc., together with its subsidiaries, unless the context indicates otherwise. Such terms as “Company” and “Holdings” are used for convenience only and are not intended as a precise description of any of the separate corporations, each of which manages its own affairs.

On November 20, 2002, the Company was reorganized into a holding company structure and each outstanding share of capital stock of Nortek, Inc. (“Nortek”) was converted into an identical share of capital stock of Holdings, a Delaware corporation formed in 2002, with Holdings becoming the successor public company and Nortek becoming a wholly-owned subsidiary of Holdings (the “Holdings Reorganization”). On January 9, 2003, the Company completed a recapitalization transaction, which resulted in the acquisition of the Company by certain affiliates and designees of Kelso & Company L.P. (“Kelso”) and certain members of Nortek’s management (the “Recapitalization”). (See Liquidity and Capital Resources and Notes 1, 2 and 7 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

On February 12, 2004, the Company’s wholly-owned subsidiary, WDS, LLC, sold all of the capital stock of Ply Gem Industries, Inc. (“Ply Gem”); on April 2, 2002, Ply Gem sold the capital stock of its subsidiary Hoover Treated Wood Products, Inc. (“Hoover”); on November 22, 2002, Ply Gem sold the capital stock of its subsidiary Richwood Building Products, Inc. (“Richwood”); and on September 21, 2001, Ply Gem sold the capital stock of its subsidiaries Peachtree Doors and Windows, Inc. (“Peachtree”) and SNE Enterprises, Inc. (“SNE”). The results of operations of the operating subsidiaries of Ply Gem, with the exception of Hoover, comprised the Company’s entire Windows, Doors and Siding Products (“WDS”) reporting segment while Hoover and the corporate expenses of Ply Gem were previously included in Unallocated other net in the Company’s segment reporting. The results of Ply Gem, Hoover, Richwood, Peachtree and SNE have been excluded from earnings from continuing operations and are classified separately as discontinued operations for all periods presented. Accordingly, for purposes of this presentation of Management’s Discussion and Analysis of Financial Condition and Results of Operations, all discussion relates to the results from continuing operations. (See Notes 1, 10 and 11 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

The Residential Building Products Segment manufactures and distributes built-in products primarily for the residential new construction, DIY and professional remodeling and renovation markets. The principal products sold by the segment include, kitchen range hoods, built-in exhaust fans (such as bath fans and fan, heater and light combination units) and indoor air quality products. The Air Conditioning and Heating Products Segment manufactures and sells heating, ventilating, and air conditioning systems (“HVAC”) for site-built residential and manufactured housing structures and custom-designed commercial applications and standard light commercial products.

On January 17, 2003, the Company through its wholly owned subsidiary, Linear Corporation (“Linear”) acquired Elan Home Systems L.L.C. (“Elan”). Elan is located in Lexington, KY and manufactures and sells home automation and audio video distribution equipment. On July 11, 2003, the Company through Linear, acquired SpeakerCraft, Inc. (“SPC”). SPC is located in Riverside, CA and manufactures and sells in-wall and in-ceiling speakers, amplifiers and subwoofers. On December 15, 2003, the Company, through Linear, acquired all of the capital stock of Operator Specialty Company, Inc. (“OSCO”). OSCO is located in Casnovia, MI and manufactures and sells gate operators and door openers. On June 15, 2001, the Company acquired Senior Air Systems (“SAS”) from a wholly owned subsidiary of Senior Plc. These acquisitions have been accounted for under the purchase method of accounting. Accordingly, the results of Elan, SPC, OSCO and SAS are included in the Company’s consolidated results since the date of their acquisition. (See “Liquidity and Capital Resources” and Note 3 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. (See the Notes to the Consolidated Financial Statements included elsewhere herein.) Certain of the Company’s accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company periodically evaluates the judgments and estimates used for its critical accounting policies to ensure that such judgments and estimates are reasonable for its interim and year-end reporting requirements. These judgments and estimates are based on the Company’s historical experience, current trends and other information available, as appropriate. If different conditions result from those assumptions used in the Company’s judgments, the results could be materially different from the Company’s estimates. The Company’s critical accounting policies include:

Revenue Recognition and Related Expenses

The Company recognizes sales based upon shipment of products to its customers and has procedures in place at each of its subsidiaries to ensure that an accurate cut-off is obtained for each reporting period.

Allowances for cash discounts, volume rebates, and other customer incentive programs, as well as gross customer returns, among others, are recorded as a reduction of sales at the time of sale based upon the estimated future outcome. Cash discounts, volume rebates and other customer incentive programs are based upon certain percentages agreed to with the Company’s various customers, which are typically earned by the customer over an annual period. The Company records periodic estimates for these amounts based upon the historical results to date, estimated future results through the end of the contract period and the contractual provisions of the customer agreements. For calendar year customer agreements, the Company is able to adjust its periodic estimates to actual amounts as of December 31 each year based upon the contractual provisions of the customer agreements. For those customers who have agreements that are not on a calendar year cycle, the Company records estimates at December 31 consistent with the above described methodology. As a result, at the end of any given reporting period, the amounts recorded for these allowances are based upon estimates of the likely outcome of future sales with the applicable customers and may require adjustment in the future if the actual outcome differs. The Company believes that its procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to the actual amounts.

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

Inventory Valuation

The Company values inventories at the lower of cost or market with approximately 57%, as of December 31, 2003, valued using the last-in, first-out (“LIFO”) method and the remainder valued using the first-in, first-out (“FIFO”) method. In connection with both LIFO and FIFO inventories, the Company will record provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold. The Company believes that its procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to the actual amounts.

Prepaid Income Tax Assets and Deferred Tax Liabilities

The Company accounts for income taxes using the liability method in accordance with SFAS No. 109 “Accounting for Income Taxes” (“SFAS No. 109”), which requires that the deferred tax consequences of temporary differences between the amounts recorded in the Company’s Consolidated Financial Statements and the amounts included in the Company’s federal, state income and foreign tax returns be recognized in the balance sheet. As the Company generally does not file their income tax returns until well after the closing process for the December 31 financial statements is complete, the amounts recorded at December 31 reflect estimates of what the final amounts will be when the actual income tax returns are filed for that fiscal year. In addition, estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states that the Company and its subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future. The Company requires each of its subsidiaries to submit year-end tax information packages as part of the year-end financial statement closing process so that the information used to estimate the deferred tax accounts at December 31 is reasonably consistent with the amounts expected to be included in the filed tax returns. SFAS No. 109 requires balance sheet classification of current and long-term deferred income tax assets and liabilities based upon the classification of the underlying asset or liability that gives rise to a temporary difference. As such, the Company has historically had prepaid income tax assets due principally to the unfavorable tax consequences of recording expenses for required book reserves for such things as, among others, bad debts, inventory valuation, insurance, product liability and warranty that cannot be deducted for income tax purposes until such expenses are actually paid. The Company believes that the amounts recorded as prepaid income tax assets will be recoverable through future taxable income generated by the Company, although there can be no absolute assurance that all recognized prepaid income tax assets will be fully recovered. The Company believes the procedures and estimates used in its accounting for income taxes are reasonable and in accordance with established tax law. The income tax estimates used have historically not resulted in material adjustments to income tax expense in subsequent periods when the estimates are adjusted to the actual filed tax return amounts, although there may be reclassifications between the current and long-term portion of the deferred tax accounts.

Goodwill and Other Long-Lived Assets

Subsequent to June 30, 2001, the Company accounts for acquired goodwill and intangible assets in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”). Prior to July 1, 2001, the Company accounted for acquired goodwill and intangible assets in accordance with APB No. 16, “Business Combinations” (“APB No. 16”). Purchase accounting required by SFAS No. 141 and APB No. 16 involves judgment with respect to the valuation of the acquired assets and liabilities in order to determine the final amount of goodwill. The Company believes that the estimates that it has used to record prior acquisitions were reasonable and in accordance with SFAS No. 141 and APB No. 16.

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). As a result, the Company accounts for acquired goodwill and goodwill impairment in accordance with SFAS No. 142 (see Note 1 of the Notes to the Consolidated Financial Statements included elsewhere herein). This pronouncement requires considerable judgment in the valuation of acquired goodwill and the ongoing evaluation of goodwill impairment. The Company primarily utilizes a discounted cash flow approach in order to value the Company’s operating segments required to be tested for impairment by SFAS No. 142, which requires that the Company forecast future cash flows of the operating segments and discount the cash flow stream based upon a weighted average cost of capital that is derived from comparable companies within similar industries. The discounted cash flow calculations also include a terminal value calculation that is based upon an expected long-term growth rate for the applicable operating segment. The Company believes that its procedures for applying the discounted cash flow methodology, including the estimates of future cash flows, the weighted average cost of capital and the long-term growth rate, are reasonable and consistent with market conditions at the time of the valuation. The Company has evaluated the carrying value of segment goodwill and determined that no impairment existed at either the date of adoption of the standard, January 1, 2002, or as of its annual evaluation date of October 1. Accordingly, no adjustments were required to be recorded in the Company’s Consolidated Financial Statements as a result of adopting SFAS No. 142 or as a result of its annual evaluation on October 1, 2003.

The Company performs an annual evaluation for the impairment of long-lived assets, other than goodwill, based on expectations of non-discounted future cash flows compared to the carrying value of the subsidiary in accordance with SFAS No. 144. The Company’s cash flow estimates are based upon historical cash flows, as well as future projected cash flows received from subsidiary management in connection with the annual Company wide planning process, and include a terminal valuation for the applicable subsidiary based upon a multiple of earnings before interest expense, net, depreciation and amortization expense and income taxes (“EBITDA”). The Company estimates the EBITDA multiple by reviewing comparable company information and other industry data. The Company believes that its procedures for estimating gross future cash flows, including the terminal valuation, are reasonable and consistent with current market conditions. The Company historically has not had any material impairment adjustments.

Pensions and Post Retirement Health Benefits

The Company’s accounting for pensions, including supplemental executive retirement plans, and post retirement health benefit liabilities requires the estimating of such items as the long-term average return on plan assets, the discount rate, the rate of compensation increase and the assumed medical cost inflation rate. Such estimates require a significant amount of judgment. As evidenced during 2002 and 2001, items such as stock market declines, changes in interest rates and plan amendments can have a significant impact on the assumptions used and therefore on the ultimate final actuarial determinations for a particular year. The Company believes the procedures and estimates used in its accounting for pensions and post retirement health benefits are reasonable and consistent with acceptable actuarial practices in accordance with accounting principles generally accepted in the United States. In certain years, such as 2002 and 2001, revisions to actuarial assumptions caused by adverse financial market conditions, changes in discount rates and increased compensation levels have resulted in significant increases to pension and post-retirement liabilities and other comprehensive loss from amounts recognized in prior years.

Insurance Liabilities

The Company records insurance liabilities and related expenses for health, workers compensation, product and general liability losses and other insurance reserves and expenses in accordance with either the contractual terms of its policies or, if self-insured, the total liabilities that are estimable and probable as of the reporting date. Insurance liabilities are recorded as current liabilities to the extent they are expected to be paid in the succeeding year with the remaining requirements classified as long-term liabilities. The accounting for self-insured plans requires that significant judgments and estimates be made both with respect to the future liabilities to be paid for known claims and incurred but not reported claims as of the reporting date. The Company considers historical trends when determining the appropriate insurance reserves to record in the consolidated balance sheet. In certain cases where partial insurance coverage exists, the Company must estimate the portion of the liability that will be covered by existing insurance policies to arrive at the net expected liability to the Company. The Company believes that its procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimated amounts are adjusted to the actual insurance claims paid.

Contingencies

The Company is subject to contingencies, including legal proceedings and claims arising out of its businesses that cover a wide range of matters, including, among others, environmental matters, contract and employment claims, workers compensation claims, product liability, warranty and modification, adjustment or replacement of component parts of units sold, which may include product recalls. Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned.

The Company provides accruals for direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Costs accrued have been estimated based upon an analysis of potential results, assuming a combination of litigation and settlement strategies and outcomes.

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

Overview

We are a leading, diversified manufacturer and distributor of building products used in the residential remodeling, replacement and new construction markets (including the manufactured housing industry) and to a lesser extent the commercial construction and replacement markets. We have a diverse number of products that serve multiple markets through various distribution channels. We operate through two segments: the Residential Building Products Segment (“RBP”) and the Air Conditioning and Heating Products Segment (“HVAC”). For the year ended December 31, 2003 RBP accounted for about 55 % of consolidated net sales and 71 % of operating earnings before unallocated expense. HVAC accounted for the balance. A little more than half of our business is believed to be used in the replacement and remodeling markets and the balance serves the new construction markets. The manufactured housing and commercial construction industries have seen significant declines in the level of business activity over the past several years, which have had an adverse effect on our business, particularly for our HVAC Segment. The level of new construction, replacement and remodeling activity in site-built residential markets has been strong over the past several years and has contributed positively to our operating performance. Key industry activity affecting our businesses in the United States for the past three years was as follows:

	Source	% Increase (Decrease)
	of Data	2003		2002		2001

Residential construction spending	1	11.0%		9.0%		4.0%
Single family housing starts	1	10.0		7.0		4.0
New home sales	1	12.0		7.0		3.0
Residential improvement spending	1	2.0		13.0		(1.0)
Air conditioning and heat pump shipments	2	1.0		7.0		(6.0)
Manufactured housing shipments	1,3	(22.0)		(13.0)		(23.0)
Non-residential construction spending	1	(1	.5)%	(13	.3)%	(5	.6)%

Source of data:

(1)	U.S. Census Bureau
(2)	Air Conditioning and Refrigeration Institute
(3)	Manufactured Housing Institute

Our manufactured housing business for 2003 was about 7 % of total sales vs. about 13% in 2000. Our HVAC business serving the commercial construction market was about 18% (including foreign commercial sales) of consolidated sales in 2003. A large portion of our manufacturing activity and customers are located in North America although we do have manufacturing activity and sell product to customers in Canada, Europe and China among other countries. Including Canada our foreign sales in 2003 were about 20 % of total sales. About 14 % of total sales are through retail distribution and about 50% is to distributors and wholesalers and similar channels of distribution. Principal RBP products include kitchen range hoods, bath fans and indoor air quality products where we have large market shares. Principal HVAC products include residential air conditioners, heat pumps and furnaces and large custom and semi-custom commercial air handlers and cooling equipment. We have leading market shares in HVAC products in both the manufactured housing and custom and semi custom commercial markets that we serve. In the site-built residential HVAC market we have a single digit market share that has increased our share of market considerably over the past several years. In both segments we have employed a strategy of using well-recognized and respected brand names (both owned and licensed) and have introduced new products and made selected acquisitions to improve growth and profitability. As a result we have experienced stable and strong cash flow from continuing operations during the past three years. In both our manufactured housing and Commercial HVAC products businesses, we have maintained our market shares and we believe that we can quickly respond to rebounds in these markets over the long term. In 2004 we expect manufactured housing and commercial construction markets to remain weak, residential new construction to decline moderately and remodeling and replacement activity to grow moderately. We also expect that our brand strategy for residential site-built HVAC products will allow us to gain market share. In RBP in 2004 we expect to continue to grow and improve the profitability of our electronics products through the integration of our acquisitions. In 2004 we also expect to achieve further cost reductions in raw material and purchased components in all our businesses through our strategic sourcing software and systems development. During 2002, 2003 and again in the first quarter of 2004 we have periodically experienced significant increases in the price we pay for raw steel and steel fabricated parts. Overall our annual purchases in this category are about 6% of total cost of products sold. We also buy some component parts from suppliers that use steel in their manufacturing process. While we have had some success in raising prices to our customers for some products, as a result of higher steel costs, there is no assurance that we will be able to offset all steel increases in 2004 due to extremely tight steel supply in the United States. We also rely on our strategic sourcing initiatives to mitigate the effect of higher steel costs. Material cost as a percentage of net sales improved, in part from these initiatives, from approximately 45.4% in 2001 to 44.0% in 2002 and 43.7% in 2003. In the following discussion of the results of operations for the year 2003 as compared to 2002 we will talk about the significance of a number of factors that affected our operations including, among others, the following:

  The effect of the Acquisition by Kelso and the changes in our accounting
  The strong growth of our residential site-built HVAC business from our brand strategy
  The effect of acquisitions in RBP for our electronics businesses
  The softness in manufactured housing and commercial markets
  The effect of changes in foreign exchange

In our discussion of liquidity and capital resources we have reviewed a number of transactions and summarized and analyzed our cash flow activity during the past year. We began the year with about $295,000,000 of unrestricted cash and investments and ended the year with about $194,100,000. We have also enclosed information with respect to our future cash flow requirements. During the past year we had a number of transactions that significantly affected our financial position beginning with the Recapitalization with Kelso on January 9, 2003 whereby we used about $160,700,000 of our existing cash and significant equity investments were made by both Kelso and management (through the rollover of stock and options) to take the Company private in a transaction valued at $1.6 billion. In the fourth quarter of 2003 the Company sold $515,000,000 aggregate principal amount at maturity ($349,400,000 gross proceeds) of the Company’s Senior Discount Notes and used these proceeds to pay a dividend of about $298,500,000 to holders of the Company’s capital stock and about $41,000,000 to purchase additional capital stock of Nortek. Nortek used these proceeds to fund the majority of a cash distribution of about $41,600,000 to option holders of the Rollover Options. During the year we worked on the sale of Ply Gem, which was completed in early 2004. Net proceeds of about $450,000,000 from the sale of Ply Gem together with cash from the sale of $200,000,000 principal amount of senior variable interest rate Notes, and existing cash allowed us to redeem $695,000,000 principal amount of fixed rate senior notes in the first quarter of 2004. As a result we also reduced the size of our Senior Secured Credit Facility from $200,000,000 to $175,000,000. We have no borrowings outstanding under this facility, which together with existing cash and cash from our subsidiaries, provides the Company with its primary source of liquidity. We also used about $76,000,000 in 2003 and about $16,500,000 of our cash in the first quarter of 2004 for acquisitions to further grow our electronics businesses in our RBP segment. Upon completion of the first quarter 2004 debt redemptions, the Company expects total indebtedness to be about $835,000,000 and unrestricted cash and investments to be about $130,000,000.

Results of Operations

The combined year ended December 31, 2003 pre- and post-Recapitalization periods have been compared to the year ended December 31, 2002 for purposes of management’s discussion and analysis of the results of operations. Any references, below, to the year ended December 31, 2003 shall refer to the combined periods. Material fluctuations in operations resulting from the effect of purchase accounting have been highlighted.

	Pre-Recapitalization		Post-Recapitalization	Combined
	January 1, 2003 -		January 10, 2003	Year Ended
	January 9, 2003		December 31, 2003	December 31, 2003
	(Dollar amounts in millions)

Net sales:
Residential Building Products	$16.3		$814.8	$831.1
Air Conditioning and Heating Products	8.6		675.3	683.9

Consolidated net sales	$24.9		$1,490.1	$1,515.0

Operating earnings (loss) *:
Residential Building Products	$2.7		$137.3	$140.0
Air Conditioning and Heating Products	(1.2)		58.4	57.2

Subtotal	$1.5		$195.7	$197.2
Unallocated:
Expenses and charges arising from the
Recapitalization	(83.0)		--	(83.0)
Strategic sourcing software and
systems development expense	(0.1)		(3.4)	(3.5)
Stock based compensation charges	--		(1.8)	(1.8)
Other, net	(0.2)		(31.0)	(31.2)

Consolidated operating earnings (loss)	$(81.8)		$159.5	$77.7

Depreciation and amortization expense *:
Residential Building Products	$0.3		$19.6	$19.9
Air Conditioning and Heating Products	0.3		11.8	12.1
Other	--		0.6	0.6

	$0.6		$32.0	$32.6

Operating earnings (loss) margin:
Residential Building Products	16.6%		16.9%	16.8%
Air Conditioning and Heating Products	(14.0)		8.6	8.4
Consolidated	(328	.5)%	10.7%	5.1%

Depreciation and amortization
expense as a % of net sales:
Residential Building Products	1.8%		2.4%	2.4%
Air Conditioning and Heating Products	3.5		1.7	1.8
Consolidated	2.4%		2.1%	2.2%

*

During the period from January 10, 2003 to December 31, 2003, the Company recorded approximately $5,400,000 of amortization of purchase price allocated to inventory as a non-cash charge to cost of products sold. Approximately $4,800,000 related to the Residential Building Products Segment and approximately $600,000 related to the Air Conditioning and Heating Products Segment.

The tables that follow present the net sales from continuing operations, operating earnings from continuing operations and depreciation and amortization expense from continuing operations for the Company’s principal segments for the combined period ended December 31, 2003 and the years ended December 31, 2002 and 2001, the dollar amount and percentage change of such results as compared to the prior year and the percentage to net sales of operating earnings and depreciation and amortization expense for the combined period ended December 31, 2003 and the years ended December 31, 2002 and 2001:

				Net Change
	Year-ended December 31,			2003 to 2002			2002 to 2001
	2003 (1)	2002	2001	$	%		$	%
	(Dollar amounts in millions)

Net Sales:
Residential Building Products	$831.1	$729.6	$660.0	$101.5	13.9%		$69.6	10.5%
Air Conditioning and Heating Products	683.9	654.5	633.8	29.4	4.5		20.7	3.3

	$1,515.0	$1,384.1	$1,293.8	$130.9	9.5%		$90.3	7.0%

Operating Earnings:
Residential Building Products	$140.0	$122.9	$93.7	$17.1	13.9%		$29.2	31.2%
Air Conditioning and Heating Products	57.2	61.5	53.8	(4.3)	(7.0)		7.7	14.3

Subtotal	197.2	184.4	147.5	12.8	6.9		36.9	25.0
Unallocated:
Recapitalization fees and expenses	(83.0)	(6.6)	--	(76.4)	*		(6.6)	*
Re-audit fees and expenses	--	(2.1)	--	2.1	*		(2.1)	*
1999 equity performance plan incentive	--	(4.4)	--	4.4	*		(4.4)	*
Strategic sourcing software and
systems development expense	(3.5)	(3.7)	(5.5)	0.2	5.4		1.8	32.7
Stock based compensation charges	(1.8)	(0.7)	--	(1.1)	(157.1)		(0.7)		*
Other, net	(31.2)	(47.3)	(32.3)	16.1	34.0		(15.0)	(46.4)

	$77.7	$119.6	$109.7	$(41.9)	(35	.0)%	$9.9	9.0%

Depreciation and Amortization Expense:
Residential Building Products	$19.9	$15.6	$22.9	$4.3	27.6%		$(7.3)	(31	.9)%
Air Conditioning and Heating Products	12.1	13.2	13.8	(1.1)	(8.3)		(0.6)	(4.3)
Other	0.6	0.3	0.4	0.3	100.0		0.1	25.0

	$32.6	$29.1	$37.1	$3.5	12.0%		$(8.0)	(21	.6)%

Operating Earnings Margin:
Residential Building Products	16.8%	16.8%	14.2%
Air Conditioning and Heating Products	8.4	9.4	8.5
Consolidated	5.1%	8.6%	8.5%

Depreciation and Amortization
Expense as a % of Net Sales:
Residential Building Products	2.4%	2.1%	3.5%
Air Conditioning and Heating Products	1.8	2.0	2.2
Consolidated	2.2%	2.1%	2.9%

(1)	The year ended December 31, 2003 represents the combined pre- and post-Recapitalization periods of January 1, 2003 to January 9, 2003 and January 10, 2003 to December 31, 2003, respectively.

*	not applicable or not meaningful

The combined year ended December 31, 2003 pre- and post-Recapitalization periods have been compared to the year ended December 31, 2002 for purposes of management‘s discussion and analysis of the results of operations. Any references, below, to the year ended December 31, 2003 shall refer to the combined periods. Material fluctuations in operations resulting from the effect of purchase accounting have been highlighted.

	Pre-	Post-
	Recapitalization	Recapitalization	Combined
	Jan. 1, 2003 -	Jan. 10, 2003 -	Year Ended
	Jan. 9, 2003	December 31, 2003	December 31, 2003
	(Dollar amounts in millions)

Net sales	$24.9	$1,490.1	$1,515.0
Cost of products sold	18.6	1,060.0	1,078.6
Selling, general and administrative expenses, net	5.0	261.6	266.6
Amortization of intangible assets	0.1	9.0	9.1
Expenses and charges arising from the
Recapitalization	83.0	--	83.0

Operating earnings (loss)	(81.8)	159.5	77.7
Interest expense	(1.0)	(57.7)	(58.7)
Investment income	0.1	1.5	1.6

Earnings (loss) before provision (benefit) for
income taxes	(82.7)	103.3	20.6
Provision (benefit) for income taxes	(21.8)	41.3	19.5

Earnings (loss) from continuing operations	(60.9)	62.0	1.1
Earnings (loss) from discontinued operations	(1.0)	12.2	11.2

Net earnings (loss)	$(61.9)	$74.2	$12.3

	Percentage of Net Sales
	Pre-		Post-
	Recapitalization		Recapitalization	Combined
	Jan. 1, 2003 -		Jan. 10, 2003 -	Year Ended
	Jan. 9, 2003		December 31, 2003	December 31, 2003

Net sales	100.0%		100.0%	100.0%
Cost of products sold	74.7		71.1	71.2
Selling, general and administrative expenses, net	20.1		17.6	17.6
Amortization of intangible assets	0.4		0.6	0.6
Expenses and charges arising from the
Recapitalization	333.3		--	5.5

Operating earnings (loss)	(328.5)		10.7	5.1
Interest expense	(4.0)		(3.9)	(3.8)
Investment income	0.4		0.1	0.1

Earnings (loss) before provision (benefit) for
income taxes	(332.1)		6.9	1.4
Provision (benefit) for income taxes	(87.5)		2.7	1.3

Earnings (loss) from continuing operations	(244.6)		4.2	0.1
Earnings (loss) from discontinued operations	(4.0)		0.8	0.7

Net earnings (loss)	(248	.6)%	5.0%	0.8%

The tables that follow set forth, for each of the three years in the period ended December 31, 2003, (a) certain consolidated operating results, (b) the percentage change of such results as compared to the prior year, (c) the percentage which such results bear to net sales and (d) the change of such percentages as compared to the prior year:

				Percentage Change
				2003		2002
	Year-ended December 31,			to		to
	2003 (1)	2002	2001	2002		2001
	(Dollar amounts in millions)

Net sales	$1,515.0	$1,384.1	$1,293.8	9.5%		7.0%
Cost of products sold	1,078.6	992.3	945.6	(8.7)		(4.9)
Selling, general and administrative expense, net	266.6	262.6	226.5	(1.5)		(15.9)
Amortization of goodwill and intangible assets	9.1	3.0	12.0	(203.3)		75.0
Expenses and charges arising from the Recapitalization	83.0	6.6	--		*	*

Operating earnings	77.7	119.6	109.7	(35.0)		9.0
Interest expense	(58.7)	(52.4)	(51.8)	(12.0)		(1.2)
Loss from debt retirement	--	--	(5.5)	*		100.0
Investment income	1.6	5.9	8.2	(72.9)		(28.0)

Earnings from continuing operations
before provision for income taxes	20.6	73.1	60.6	(71.8)		20.6
Provision for income taxes	19.5	29.5	27.8	33.9		(6.1)

Earnings from continuing operations	1.1	43.6	32.8	(97.5)		32.9
Earnings (loss) from discontinued operations	11.2	18.9	(24.8)	(40.7)		176.2

Net earnings	$12.3	$62.5	$8.0	(80	.3)%	681.2%

				Percentage Change
	Percentage of Net Sales			2003		2002
	Year-ended December 31,			to		to
	2003 (1)	2002	2001	2002		2001

Net sales	100.0%	100.0%	100.0%	---%		---%
Cost of products sold	71.2	71.7	73.1	0.5		1.4
Selling, general and administrative expense, net	17.6	19.0	17.5	1.4		(1.5)
Amortization of goodwill and intangible assets	0.6	0.2	0.9	(0.4)		0.7
Expenses and charges arising from the Recapitalization	5.5	0.5	--	(5.0)		(0.5)

Operating earnings	5.1	8.6	8.5	(3.5)		0.1
Interest expense	(3.8)	(3.8)	(4.0)	--		0.2
Loss from debt retirement	--	--	(0.4)	--		0.4
Investment income	0.1	0.5	0.6	(0.4)		(0.1)

Earnings from continuing operations before
provision for income taxes	1.4	5.3	4.7	(3.9)		0.6
Provision for income taxes	1.3	2.1	2.1	0.8		--

Earnings from continuing operations	0.1	3.2	2.6	(3.1)		0.6
Earnings (loss) from discontinued operations	0.7	1.3	(2.0)	(0.6)		3.3

Net earnings	0.8%	4.5%	0.6%	(3	.7)%	3.9%

(1)	The year ended December 31, 2003 represents the combined pre- and post-Recapitalization periods of January 1, 2003 to January 9, 2003 and January 10, 2003 to December 31, 2003, respectively.

*	not applicable or not meaningful

Year-ended December 31, 2003 as Compared to the Year-ended December 31, 2002

Combined consolidated net sales from continuing operations increased approximately $130,900,000 or 9.5% for the year ended December 31, 2003 as compared to the year ended December 31, 2002. The Company’s segments have a significant number of different products across a wide range of price points and numerous distribution channels that does not always allow meaningful quantitative analysis to be performed with respect to the effect on net sales of changes in units sold or the price per unit sold. The Company however, does ensure that whenever the underlying causes of material increases or decreases in consolidated net sales can be adequately analyzed and quantified, that, appropriate disclosure of such reasons, including changes in price, volume and the mix of products is made. The effect of changes in foreign currency exchange rates accounted for approximately $38,600,000 of the increase in net sales from continuing operations for the year ended December 31, 2003 as compared to the year ended December 31, 2002. Net sales increased for the year ended December 31, 2003 as compared to the year ended December 31, 2002 as a result of the acquisitions of Elan and SPC, price increases and higher net sales volume. In the Residential Building Products Segment, net sales increased approximately $101,500,000 or 13.9% and include an increase of approximately $29,300,000 attributable to the effect of changes in foreign currency exchange rates. The acquisition of Elan in January of 2003 and SPC in July of 2003 contributed approximately $46,000,000 of the increase in net sales for the Residential Building Products Segment. In the Air Conditioning and Heating Products Segment, net sales increased approximately $29,400,000 or 4.5% and include an increase of approximately $9,300,000 attributable to the effect of changes in foreign currency exchange rates.

Overall, increases in sales levels in the year ended December 31, 2003 reflect the ongoing stability of the housing construction and remodeling markets and our expanded branding effort in our line of air conditioning and heating products, partially offset by the general slowdown in commercial construction activity and the continued softness in the manufactured housing market. For the years ended December 31, 2003 and 2002, the Company’s net sales to customers serving the manufactured housing markets, principally consisting of air conditioners and furnaces, constituted approximately 7.1% and 8.5%, respectively, of the Company’s consolidated net sales. The increase in net sales volume in the Residential Building Products Segment in the year ended December 31, 2003 as compared to the year ended December 31, 2002 was, in part, the result of new products and the ongoing stability in the residential housing construction and remodeling markets. Increased sales volume of bathroom exhaust fans, range hoods and garage door openers was also a factor in the increase in this segment. Net sales in the Air Conditioning and Heating Products Segment for HVAC products sold to residential site-built customers constituted the largest category of product sold to a particular group of customers within this segment in 2003 and increased approximately 22% over 2002. The increase in net sales in this Segment in the year ended December 31, 2003 as compared to 2002 was due to continued growth principally from this segment's brand-name strategy of HVAC products to the residential site built market. In the year ended December 31, 2003, this Segment benefited from the introduction of our Westinghouse ® and Maytag ® brands which were introduced in the third quarter of 2002 and from the ongoing success of existing brands. To a lesser extent, increased sales prices of HVAC residential products were also a factor in the increase in net sales. These increases were partially offset by the general slowdown in commercial construction activity, which reduced sales of the Company’s commercial HVAC products by approximately 6% and an approximate 9% decrease in sales to the manufactured housing market in this segment as continued softness is being experienced by this industry. The trend of lower levels of orders and shipments of commercial HVAC products, particularly in the office building and telecommunications markets, is expected to continue into 2004.

Combined cost of products sold was approximately $1,078,600,000 for the year ended 2003 and approximately $992,300,000 for the year ended 2002. Cost of products sold, as a percentage of net sales, decreased from approximately 71.7% in the year ended December 31, 2002 to approximately 71.2% in the year ended December 31, 2003. Cost of products sold for 2003 includes approximately $23,600,000 of cost of products sold from the acquisitions of Elan and SPC, including non-cash charges of approximately $800,000 related to the amortization of purchase price allocated to inventory, an increase of approximately $30,600,000 related to the effect of changes in foreign currency exchange rates, a non-cash charge of approximately $4,600,000 related to the amortization of purchase price allocated to inventory as a result of the Recapitalization, approximately $8,100,000 of lower depreciation expense as a result of the fair value adjustment to property, plant and equipment and approximately $6,900,000 of restructuring charges and startup costs. A more complete discussion on depreciation and its impact on the year ended December 31, 2003 and the expected impact on 2004 is available in the second paragraph below. In the Residential Building Products Segment, cost of products sold for 2003 was approximately $541,800,000, as compared to approximately $480,000,000 in 2002, and includes approximately $23,600,000 of cost of products sold from the acquisitions of Elan and SPC, including non-cash charges of approximately $800,000 related to the amortization of purchase price allocated to inventory, an increase of approximately $22,700,000 related to the effect of changes in foreign currency exchange rates, a non-cash charge of approximately $4,000,000 related to the amortization of purchase price allocated to inventory related to the Recapitalization, and approximately $4,600,000 of lower depreciation expense as a result of the fair value adjustment to property, plant and equipment. In the Air Conditioning and Heating Products Segment cost of products sold in 2003 was approximately $536,800,000, as compared to approximately $512,300,000 in 2002, and includes an increase of approximately $7,900,000 related to the effect of changes in foreign currency exchange rates, a non-cash charge of approximately $600,000 related to the amortization of purchase price allocated to inventory, approximately $6,900,000 of restructuring charges and start-up costs and approximately $3,500,000 of lower depreciation expense as a result of the fair value adjustment to property, plant and equipment.

Material costs were approximately 43.7% and 44.0% of net sales for the years ended December 31, 2003 and 2002, respectively. Cost reductions due to strategic sourcing software and systems development were primarily responsible for the decrease in material costs as a percentage of net sales in 2003 as compared to 2002. Manufacturing cost reduction measures implemented in 2002 and 2003 combined with net sales increases contributed to the decrease in cost of products sold as a percentage of net sales in the year ended December 31, 2003 as compared to 2002. Increased sales volume of HVAC products to residential site built customers in the Air Conditioning and Heating Products Segment, without a proportionate increase in cost (in part, reflecting increased sales without an increase in fixed costs) was a factor in the decrease in costs in the year ended December 31, 2003. Cost of products sold for the Air Conditioning and Heating Products Segment for the year ended December 31, 2003 include approximately $5,800,000 of severance and other costs associated with the closure of certain manufacturing facilities and include approximately $1,100,000 of expenses associated with the start-up of a new manufacturing facility.

In connection with both the initial and final allocations of purchase price to property, plant and equipment acquired as part of the Recapitalization, the Company assigned new useful lives based upon the initial estimated and then the final useful lives adopted from the date of the Recapitalization, respectively, in order to determine depreciation expense for all periods subsequent to the Recapitalization. For the period from January 10, 2003 to December 31, 2003, the Company reflected approximately $8,100,000 of lower depreciation expense in continuing operations in cost of sales as compared to the Company’s historical basis of accounting prior to the Recapitalization. The lower depreciation expense reflects the favorable impact of approximately $12,200,000 related to revisions to the remaining useful lives, which was partially offset by the unfavorable impact of approximately $4,100,000 related to the increase in property, plant and equipment related to the allocation of purchase price. In 2004, the Company expects to record approximately $5,100,000 of lower depreciation expense in cost of products sold as compared to the Company’s historical basis of accounting prior to the Recapitalization. Depreciation expense related to property, plant and equipment acquired as part of the Recapitalization was recorded based upon the initial allocation of purchase price and initial estimated useful lives for the period from January 10, 2003 to October 4, 2003 and based upon the final allocation of purchase price and final useful lives adopted for the period from October 5, 2003 to December 31, 2003. Depreciation expense would have been approximately $3,600,000 higher for the period from January 10, 2003 to December 31, 2003 if the final allocation of purchase price and final useful lives adopted had been used to record depreciation expense for the period from January 10, 2003 to October 4, 2003, primarily due to the final remaining useful lives adopted being shorter than the initial estimates, which was partially offset by the reduction in the amount of the final purchase price allocation. During the period from January 10, 2003 to December 31, 2003, the Company reflected amortization of purchase price allocated to inventory of approximately $4,600,000 in continuing operations in cost of sales related to inventory acquired as part of the Recapitalization. (See Note 1 of the Notes to the Consolidated Financial Statements included elsewhere herein.) Additionally, amortization of purchase price allocated to inventory of approximately $800,000 was reflected in continuing operations in cost of sales relating to the acquisition of Elan and SPC. No similar amortization was required for such inventory in 2002 under the Company’s historical basis of accounting. (See Note 1 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

Had all year-end inventory values been stated on a FIFO basis, year-end inventory would have been approximately $7,800,000 lower in 2003 and $800,000 higher in 2002. Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, material costs and changes in productivity levels.

Combined selling, general and administrative expense (“SG&A”) was approximately $266,600,000 for the year ended 2003 and approximately $262,600,000 for the year ended 2002. SG&A as a percentage of net sales decreased from approximately 19.0% in 2002 to approximately 17.6% in 2003. SG&A in 2003 includes approximately $15,200,000 of SG&A from the acquisitions of Elan and SPC in the Residential Building Products Segment, and an increase of approximately $6,400,000 related to the effect of changes in foreign currency exchange rates, of which approximately $4,200,000 is included in the Residential Building Products Segment and $2,200,000 is included in the Air Conditioning and Heating Products Segment. SG&A also includes in unallocated, approximately $3,500,000 of direct expenses and fees associated with the Company’s strategic sourcing software and systems development. SG&A in 2003 is also higher due to approximately $1,400,000 of stock based compensation from adopting SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and $600,000 of compensation expense in the fourth quarter of 2003 from the sale of stock. SG&A in 2002 includes approximately $3,700,000 of direct expenses and fees associated with the Company’s strategic sourcing software and systems development, approximately $2,100,000 of fees and expenses incurred in connection with the Nortek’s re-audit of Nortek’s Consolidated Financial Statements for each of the three years in the period ended December 31, 2001, a $4,400,000 charge relating to an incentive earned by certain of Nortek’s officers under Nortek’s 1999 Equity Performance Plan and approximately $700,000 of stock based-compensation charges, all of which are recorded in unallocated and approximately $1,000,000 in the fourth quarter of 2002 relating to restructuring charges in the Residential Building Products Segment. The direct expenses and fees associated with the Company’s strategic sourcing software and systems development, the fees and expenses related to the re-audit of Nortek’s Consolidated Financial Statements and the charge relating to incentive earned by certain of Nortek’s officers under Nortek’s 1999 Equity Performance Plan are set-forth separately in the segment data. The decrease in the percentage is principally due, in part, to lower compensation and benefit expenses of certain members of management subsequent to the Recapitalization and higher sales without a proportionate increase in expense (in part, reflecting increased sales without an increase in fixed expenses) in the Air Conditioning and Heating Products segment in the fourth quarter and in the year ended December 31,2003 in the Residential Building Products Segment. These decreases were partially offset by increased expense levels associated with the Company’s brand name strategy of HVAC products sold to the residential site built market.

Amortization of intangible assets, as a percentage of net sales from continuing operations, increased from approximately .2% in the year ended December 31, 2002 to approximately .6% in the year ended December 31, 2003 principally as a result of approximately $6,300,000 of higher amortization of intangible assets arising from the Recapitalization as compared to the Company’s historical basis of accounting prior to the Recapitalization, of which approximately $3,600,000 and $2,700,000 relates to the Residential Building Products Segment and the Air Conditioning and Heating Products Segment, respectively. This higher amortization reflects the combination of the unfavorable impact of approximately $1,400,000 related to revisions to the remaining useful lives and the unfavorable impact of approximately $4,900,000 related to the increase in intangible assets as a result of the allocation of purchase price. The acquisitions of Elan and SPC in the Residential Building Products Segment accounted for an additional increase of approximately $700,000. In 2004, the Company expects to record approximately $8,400,000 of higher amortization of intangible assets as compared to the Company’s historical basis of accounting prior to the Recapitalization. Amortization expense related to intangible assets acquired as part of the Recapitalization was recorded based upon the initial allocation of purchase price and estimated useful lives for the period from January 10, 2003 to October 4, 2003 and based upon the final allocation of purchase price and final useful lives adopted for the period from October 5, 2003 to December 31, 2003. Amortization expense would have been approximately $1,800,000 higher for the period from January 10, 2003 to December 31, 2003 if the final allocation of purchase price and final remaining useful lives adopted had been used to record amortization expense for the period from January 10, 2003 to October 4, 2003, primarily due to the final remaining useful lives adopted being shorter than the initial estimates, which was partially offset by the reduction in the amount of the allocation of purchase price. (See Note 1 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

Expenses and charges arising from the Recapitalization were $83,000,000 or 5.5%, as a percentage of net sales, and $6,600,000 or .5%, as a percentage of net sales, in 2003 and 2002, respectively. See Liquidity and Capital Resources and Notes 1, 2 and 14 of the Notes to the Consolidated Financial Statements included elsewhere herein, for further discussion of these expenses and charges.

Consolidated operating earnings decreased by approximately $41,900,000 from approximately $119,600,000, or 8.6% as a percent of net sales, in 2002 to approximately $77,700,000, or 5.1% as a percent of net sales, in 2003 as a result of the factors discussed above.

Consolidated operating earnings have been reduced by depreciation and amortization expense (other than amortization of deferred debt expense and debt premium and discount) of approximately $32,600,000 and $29,100,000 for the years ended December 31, 2003 and 2002, respectively. Consolidated operating earnings for the year ended December 31, 2003 includes approximately $5,400,000 of amortization expense from purchase price allocated to inventory and approximately $6,300,000 of additional amortization expense of intangible assets, partially offset by approximately $8,100,000 of lower depreciation expense of property, plant and equipment as a result of the fair value adjustments arising from acquisitions and the Recapitalization.

Operating earnings of the Residential Building Products Segment were approximately $140,000,000 in 2003 compared to approximately $122,900,000 in 2002 and include an increase of approximately $2,400,000 from the effect of foreign currency exchange rates, $7,600,000 of operating earnings contributed by the acquisition of Elan and SPC and an increase of approximately $4,600,000 of lower depreciation expense as a result of the fair value adjustment to property, plant and equipment in 2003. These increases were offset by decreased operating earnings from approximately $4,800,000 of amortization expense from purchase price allocated to inventory in 2003 and $3,600,000 of increased amortization from the estimated amount of fair value adjustment to intangible assets in 2003. Operating earnings in 2002 include a decrease of $1,000,000 relating to restructuring charges recorded in the fourth quarter of 2002. Operating earnings of the Air Conditioning and Heating Products Segment were approximately $57,200,000 in 2003 as compared to approximately $61,500,000 in 2002 and include an increase of approximately $3,500,000 of lower depreciation expense as a result of the fair value adjustment to property, plant and equipment in 2003. This increase was offset by decreased operating earnings of approximately $800,000 from the effect of foreign currency exchange rates, approximately $600,000 of amortization expense from purchase price allocated to inventory in 2003, $2,700,000 of increased amortization from the estimated amount of fair value adjustment to intangible assets in 2003 and $6,900,000 of restructuring charges and plant start-up costs in 2003. The operating expense in unallocated was approximately $119,500,000 for the year ended December 31, 2003 compared to expense of approximately $64,800,000 in 2002 and includes the effect of approximately $83,000,000 of fees and expenses associated with the Recapitalization, approximately $3,500,000 of direct expenses and fees associated with the Company’s strategic sourcing software and systems development incurred in 2003 and approximately $1,800,000 of stock based compensation expense in 2003. The operating expense in unallocated for 2002 includes approximately $6,600,000 of fees and expenses associated with the Recapitalization, the effect of the incentive earned by certain of Nortek’s officers under Nortek’s 1999 Equity Performance Plan of approximately $4,400,000 in the second quarter of 2002, the effect of the fees and expenses incurred in connection with Nortek’s re-audit of Nortek’s Consolidated Financial Statements for each of the three years in the period ended December 31, 2001 of approximately $2,100,000 in the third quarter of 2002, $3,700,000 of direct expenses and fees associated with the Company’s strategic sourcing software and systems development and approximately $700,000 of stock based compensation expense.

The increase in operating earnings in the Residential Building Products Segment in 2003 was primarily as a result of increased sales volume, principally bathroom exhaust fans and kitchen range hoods, due to the continued stability of new home construction and remodeling markets and increased sales of garage door openers. The increase in operating earnings in the Air Conditioning and Heating Products Segment in 2003 was principally due to increased sales volume of HVAC products to customers serving the residential site built market without a proportionate increase in costs and expenses (in part, reflecting increased sales without an increase in fixed costs and expenses), strategic sourcing software and systems development and cost reduction measures implemented in 2002 and, partially offset by a decrease in operating earnings of certain product lines due to the general slowdown in the commercial construction and manufactured housing markets. The operating results of the Air Conditioning and Heating Products Segment for the year ended December 31, 2003 include approximately $5,800,000 of severance and other costs associated with the closure of certain manufacturing facilities and include approximately $1,100,000 of costs associated with the start-up of a new manufacturing facility.

Operating earnings of foreign operations, consisting primarily of the results of operations of the Company's Canadian and European subsidiaries were approximately 6.6% and 7.2% of operating earnings (before unallocated and corporate expense) in 2003 and 2002, respectively. Sales and earnings derived from international markets are subject to, among others, the risks of currency fluctuations.

Interest expense increased approximately $6,300,000 or approximately 12.0% in 2003 as compared to 2002. The increase in interest expense in 2003 is primarily due to approximately $3,600,000 of interest expense associated with the sale, on November 24, 2003 of $515,000,000 aggregate principal amount at maturity of its 10% Senior Discount Notes due May 15, 2011 and approximately $4,100,000 of interest expense from the amortization of the Bridge Facility commitment fees and related expenses and reflects the effect of a net increase in debt and approximately $3,200,000 of lower interest expense allocated to discontinued operations in 2003. These increases were partially offset by approximately $5,700,000 in the year ended December 31, 2003 of lower interest expense from the amortization of premium arising from the fair value adjustment on the date of the Recapitalization allocated to indebtedness as compared to the Company’s historical basis of accounting prior to the Recapitalization. Interest allocated to discontinued operations was approximately $38,600,000 and $41,800,000 for the years ended December 31, 2003 and 2002, respectively. (See Liquidity and Capital Resources and Notes 2 and 10 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

Investment income decreased approximately $4,300,000 or 72.9% in 2003 as compared to 2002 primarily as a result of lower average invested balances in 2003 as a result of the funds utilized in the Recapitalization and for acquisitions. Included in investment income in the year ended December 31, 2002 was approximately $2,600,000 related to restricted investments and marketable securities held by certain pension trusts (including related party amounts) which funds were distributed to participants on the date of the Recapitalization. (See Note 8 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

The provision for income taxes from continuing operations was approximately $19,500,000 for the year ended December 31, 2003 as compared to approximately $29,500,000 for the year ended December 31, 2002. The income tax rates in both 2003 and 2002 differed from the United States Federal statutory rate of 35% principally as a result of the effect of non-deductible expenses, foreign income tax on foreign source income, state income tax provisions, and in 2003 due to the Recapitalization. (See Notes 1, 2 and 5 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

The table that follows presents a summary of the operating results of discontinued operations for the periods presented. (See Note 10 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

	For the Periods
	Post-Recapitalization	Pre-Recapitalization
	Jan. 10, 2003 -	Jan. 1, 2003 -	Jan. 1, 2002 -
	Dec. 31, 2003	Jan. 9, 2003	Dec. 31, 2002
	(Amounts in thousands)

Net sales	$522,600	$8,800	$529,700

Operating earnings (loss) of discontinued
operations *	58,237	(368)	70,401
Interest expense, net	(38,537)	(1,232)	(42,701)

Earnings (loss) before provision (benefit) for
income taxes	19,700	(1,600)	27,700
Provision (benefit) for income taxes	7,500	(600)	10,600

Earnings (loss) from discontinued operations	12,200	(1,000)	17,100

Gain (loss) on sale of discontinued operations	--	--	2,400
Tax provision (benefit) on sale of discontinued
operations	--	--	600

	--	--	1,800

Earnings (loss) from discontinued operations	$12,200	$(1,000)	$18,900

Depreciation and amortization expense	$16,101	$315	$14,902

*	Operating earnings (loss) of discontinued operations are net of Ply Gem corporate expenses previously included within Unallocated other, net in the Company’s segment reporting.

Operating earnings (loss) of discontinued operations for the period from January 10, 2003 to December 31, 2003 include approximately $600,000 of severance and other costs associated with the closure of certain manufacturing facilities. Operating earnings (loss) of discontinued operations for the period from January 10, 2003 to December 31, 2003 also include approximately $1,300,000 of costs and expenses for expanded distribution including new customers.

SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 with early adoption permitted. The Company adopted SFAS No. 143 on January 1, 2003. Adoption of this accounting standard was not material to the Company’s Consolidated Financial Statements.

SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“SFAS No. 145”), was issued in April 2002 and addresses the reporting of gains and losses resulting from the extinguishment of debt, accounting for sale-leaseback transactions and rescinds or amends other existing authoritative pronouncements. SFAS No. 145 requires that any gain or loss on extinguishment of debt that does not meet the criteria of APB 30 for classification as an extraordinary item shall not be classified as extraordinary and shall be included in earnings from continuing operations. The Company adopted SFAS No. 145 on January 1, 2003. Adoption of this accounting standard was not material to the results presented in the consolidated financial statements but did require reclassification of the Company’s $5,500,000 pre tax extraordinary loss recorded in 2001 to earnings from continuing operations.

Effective January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), which addresses the accounting and reporting for costs associated with exit or disposal activities, nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”) and substantially nullifies EITF Issue No. 88-10, “Costs Associated with Lease Modification or Termination” (“EITF 88-10”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company’s Consolidated Financial Statements (see Note 13 of the Notes to the Consolidated Financial Statements included elsewhere herein).

On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting”. In the fourth quarter of 2003, the Company adopted the fair value method of accounting for stock based employee compensation in accordance with SFAS No. 123. (See Note 1 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). Along with new disclosure requirements, FIN 45 requires guarantors to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. This differs from the prior practice to record a liability only when a loss is probable and reasonably estimable. The recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure provisions of FIN 45 as of December 31, 2002 and adopted the entire interpretation on January 1, 2003. Adoption of FIN 45 was not material to the Company’s Consolidated Financial Statements (see Note 9 of the Notes to the Consolidated Financial Statements included elsewhere herein).

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply to the Company immediately for variable interest entities created after January 31, 2003 and for existing variable interest entities no later than the end of the first annual reporting period beginning after December 15, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”), which clarifies the financial accounting and reporting proscribed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) for derivative instruments, including certain derivative instruments embedded in other contracts. Certain provisions of SFAS No. 149 related to implementation issues of SFAS No. 133 are already effective and other provisions related to forward purchases or sales are effective for both existing contracts and new contracts entered into after June 30, 2003. The Company has previously adopted SFAS No. 133, including the implementation issues addressed in SFAS No. 149, and the adoption of the new provisions of SFAS No. 149 on July 1, 2003 did not have an impact on the Company’s Consolidated Financial Statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”), which addresses the accounting and reporting for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and for all existing financial instruments beginning in the first interim period after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, which are subject to the provisions for the first fiscal period beginning after December 15, 2004. The Company adopted SFAS No. 150 on July 1, 2003. Adoption of this accounting standard did not have an impact on the Company’s Consolidated Financial Statements.

In December 2003, the FASB issued the revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132”) to require additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The revised SFAS No. 132 provides only for additional disclosures and does not change the accounting for pension and postretirement plans. The Company has previously adopted SFAS No. 132 and has provided the required new disclosures of the revised SFAS No. 132 in Note 8 of the Notes to the Consolidated Financial Statements included elsewhere herein.

The Company uses EBITDA as both an operating performance and liquidity measure. Operating performance measure disclosures with respect to EBITDA are provided below. Refer to the Liquidity and Capital Resources section for liquidity measure disclosures with respect to EBITDA and a reconciliation from net cash flows from operating activities to EBITDA.

EBITDA is defined as net earnings (loss) before interest, taxes, depreciation and amortization expense. EBITDA is not a measure of operating performance under generally accepted accounting principles in the United States (“GAAP”) and should not be considered as an alternative or substitute for GAAP profitability measures such as operating earnings (loss) from continuing operations, discontinued operations, extraordinary items and net income (loss). EBITDA as an operating performance measure has material limitations since it excludes, among other things, the statement of operations impact of depreciation and amortization expense, interest expense and the provision (benefit) for income taxes and therefore does not necessarily represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. The Company uses a significant amount of capital assets and depreciation and amortization expense is a necessary element of the Company’s costs and ability to generate revenue and therefore its exclusion from EBITDA is a material limitation. The Company has a significant amount of debt and interest expense is a necessary element of the Company’s costs and ability to generate revenue and therefore its exclusion from EBITDA is a material limitation. The Company generally incurs significant U.S federal, state and foreign income taxes each year and the provision (benefit) for income taxes is a necessary element of the Company’s costs and therefore its exclusion from EBITDA is a material limitation. As a result, EBITDA should be evaluated in conjunction with net income (loss) for a more complete analysis of the Company’s profitability, as net income (loss) includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to EBITDA. As EBITDA is not defined by GAAP, the Company’s definition of EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of the Company’s operating results as reported under GAAP.

Company management uses EBITDA as a supplementary non-GAAP operating performance measure to assist with its overall evaluation of Company and subsidiary operating performance (including the performance of subsidiary management) relative to outside peer group companies. In addition, the Company uses EBITDA as an operating performance measure in financial presentations to the Company’s Board of Directors, shareholders, various banks participating in the Company’s Credit Facility, note holders and Bond Rating agencies, among others, as a supplemental non-GAAP operating measure to assist them in their evaluation of the Company’s performance. The Company is also active in mergers, acquisitions and divestitures and uses EBITDA as an additional operating performance measure to assess Company, subsidiary and potential acquisition target enterprise value and to assist in the overall evaluation of Company, subsidiary and potential acquisition target performance on an internal basis and relative to peer group companies. The Company uses EBITDA in conjunction with traditional GAAP operating performance measures as part of its overall assessment of potential valuation and relative performance and therefore does not place undue reliance on EBITDA as its only measure of operating performance. The Company believes EBITDA is useful for both the Company and investors as it is a commonly used analytical measurement for comparing company profitability, which eliminates the effects of financing, differing valuations of fixed and intangible assets and tax structure decisions. The Company believes that EBITDA is specifically relevant to the Company, due to the different degrees of leverage among its competitors, the impact of purchase accounting associated with the Recapitalization, which impacts comparability with its competitors who may or may not have recently revalued their fixed and intangible assets, and the differing tax structures and tax jurisdictions of certain of the Company’s competitors. The Company has included EBITDA as a supplemental operating performance measure, which should be evaluated by investors in conjunction with the traditional GAAP performance measures discussed earlier in this Results of Operations section for a complete evaluation of the Company’s operating performance.

The following table presents a reconciliation from net earnings (loss), which is the most directly comparable GAAP operating performance measure, to EBITDA:

	For the Periods
	Post-Recapitalization	Pre-Recapitalization
	Jan. 10, 2003 -	Jan. 1, 2003 -	Jan. 1, 2002 -
	Dec. 31, 2003	Jan. 9, 2003	Dec. 31, 2002

Net earnings (loss) *	$74,200	$(61,900)	$62,500
Provision (benefit) for income taxes from
continuing operations	41,300	(21,800)	29,500
Provision (benefit) for income taxes from discontinued
operations	7,500	(600)	11,200
Interest expense from continuing operations	57,627	1,054	52,410
Interest expense from discontinued operations	38,733	1,234	44,224
Investment income from continuing operations	(1,482)	(119)	(5,943)
Investment income from discontinued operations	(196)	(2)	(1,523)
Depreciation expense from continuing operations	17,502	586	26,130
Depreciation expense from discontinued operations	10,865	245	11,784
Amortization expense from continuing operations	14,460	67	2,988
Amortization expense from discontinued operations	5,236	70	3,118

EBITDA	$265,745	$(81,165)	$236,388

*

Includes approximately $12,200,000, $(1,000,000) and $18,900,000 of earnings (loss) from discontinued operations for the periods from January 10, 2003 to December 31, 2003 and from January 1, 2003 to January 9, 2003 and the year ended December 31, 2002, respectively. (See Note 10 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

EBITDA includes approximately $83,000,000 and $6,600,000 of expenses and charges arising from the Recapitalization recorded in the period from January 1, 2003 to January 9, 2003 and the year ended December 31, 2002, respectively (see Notes 2 and 11 of the Notes to the Consolidated Financial Statements included elsewhere herein) and approximately $1,500,000 of stock based compensation from adopting SFAS No. 123 and $600,000 of compensation expense in the fourth quarter of 2003 from the sale of stock (see Note 1 of the Notes to the Consolidated Financial Statements included elsewhere herein).

Year-ended December 31, 2002 as Compared to the Year-ended December 31, 2001

Consolidated net sales increased approximately $90,300,000 or 7.0% for 2002 as compared to 2001. The Company’s segments have a significant number of different products across a wide range of price points and numerous distribution channels that does not always allow meaningful quantitative analysis to be performed with respect to the effect on net sales of changes in units sold or the price per unit sold. The Company however, does ensure that whenever the underlying causes of material increases or decreases in consolidated net sales can be adequately analyzed and quantified, that, appropriate disclosure of such reasons, including changes in price, volume and the mix of products is made. The effect of changes in foreign currency exchange rates accounted for approximately $5,600,000 of the increase in net sales in 2002. In the Residential Building Products Segment, net sales increased approximately $69,600,000 or 10.5% and include an increase of approximately $3,800,000 attributable to the effect of changes in foreign currency exchange rates. In the Air Conditioning and Heating Products Segment, net sales increased approximately $20,700,000 or 3.3% and include an increase of approximately $1,800,000 attributable to the effect of changes in foreign currency exchange rates.

Overall, increases in sales levels in 2002 reflect continued strength in new home construction and remodeling markets and favorable weather conditions, partially offset by the continued slowdown in the manufactured housing market. For the years ended December 31, 2002 and 2001, the Company’s net sales to customers serving the manufactured housing markets, principally consisting of air conditioners and furnaces, constituted approximately 8.5% and 9.8%, respectively, of the Company’s consolidated net sales. The increase in net sales volume in the Residential Building Products Segment was, in part, the result of steady new home construction and strong remodeling business, increases in average unit sales prices of range hoods due to changes in product mix and increased sales of garage door openers. The increase in net sales in the Air Conditioning and Heating Products Segment, was principally due to continued growth resulting from this Segment's brand-name strategy resulting in increased sales volume of HVAC products to the residential site built market, partially offset by the general slowdown in commercial construction activity which reduced the level of shipments of the Company’s commercial HVAC products and lower sales to the manufactured housing market in this segment in 2002 as continued softness was being experienced by this industry.

Cost of products sold, as a percentage of net sales, decreased from approximately 73.1% for the year ended 2001 to approximately 71.7% for the year ended 2002. In the Residential Building Products Segment, cost of products sold for 2002 was approximately $480,000,000 compared to $443,200,000 for 2001 and includes an increase of approximately $3,200,000 related to the effect of changes in foreign currency exchange rates. In the Air Conditioning and Heating Products Segment cost of products sold was approximately $512,300,000 for 2002 compared to approximately $502,400,000 for 2001. Cost of products sold for 2002 includes an increase of approximately $1,500,000 related to the effect of changes in foreign currency exchange rates while cost of products sold for 2001 includes an increase of $2,700,000 over 2000 attributable to costs incurred in the start-up of a residential HVAC manufacturing facility.

Material costs represented approximately 44.0% and 45.4% of net sales for the year 2002 and 2001, respectively. Material costs as a percentage of net sales decreased for the year 2002 as compared to the year 2001, primarily due to increased net sales levels and decreases in product costs including lower costs achieved from the Company’s strategic sourcing software and systems development discussed further below.

The decrease in the percentage in 2002 as compared to 2001 principally resulted from reductions realized in the cost of certain purchased materials and component parts, in part, due to lower prices and the effect of lower costs from cost reduction measures implemented in 2001. The Company realized slightly lower prices on steel products for the first half of 2002 as compared to 2001, but higher steel prices in the second half of 2002 began to mitigate cost savings achieved. In addition, increased sales volume of HVAC products to residential site built customers in the Air Conditioning and Heating Products Segment and increased sales volume and higher average unit sales prices of range hoods due to changes in product mix toward higher priced units in the Residential Building Products Segment, all without a proportionate increase in cost (in part, reflecting increased sales without an increase in fixed costs) were also a factor. During 2002 the Company estimates that it has realized benefits related to its strategic sourcing software and systems development of between approximately $9,000,000 and $17,000,000 of lower cost of sales, before implementation costs as compared to between approximately $4,000,000 and $6,000,000 of lower cost of sales, before implementation costs in 2001. Cost savings achieved from this strategy were partially offset by the effect of increases in steel prices noted above. Had all year-end inventory values been stated on a FIFO basis, year-end inventory would have been approximately $800,000 higher in 2002 and $2,700,000 higher in 2001. Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, material costs and changes in productivity levels.

Selling, general and administrative expense increased from $226,500,000 or approximately 17.5% as a percentage of net sales in the year 2001 to approximately $262,600,000 or approximately 19.0% as a percentage of net sales in the year 2002. SG&A in 2002 includes approximately $3,700,000 of direct expenses and fees associated with the Company’s strategic sourcing software and systems development, approximately $2,100,000 of fees and expenses incurred in connection with Nortek’s re-audit of Nortek’s Consolidated Financial Statements for each of the three years in the period ended December 31, 2001, and a $4,400,000 charge relating to an incentive earned by certain of Nortek’s officers under Nortek’s 1999 Equity Performance Plan all of which are recorded in unallocated and approximately $1,000,000 in the fourth quarter of 2002 relating to restructuring charges in the Residential Building Products Segment. The direct expenses and third party fees associated with the Company’s strategic sourcing software and systems development, the fees and expenses related to the re-audit of Nortek’s Consolidated Financial Statements and the charge relating to an incentive earned by certain of Nortek’s officers under Nortek’s 1999 Equity Performance Plan are forth separately in the segment data. Selling, general and administrative expense in 2001 included approximately $5,500,000 of fees and expenses related to the Company’s strategic sourcing software and systems development recorded in unallocated. All of the above amounts are set forth separately in the segment data except for the restructuring charges in the fourth quarter of 2002, which were recorded in the Residential Building Products Segment.

The increase in the percentage is due, in part, to compensation and benefit expenses of certain members of management prior to the Recapitalization in 2002.

Amortization of goodwill and intangible assets, as a percentage of net sales, decreased from approximately 0.9% in 2001 to approximately 0.2% in 2002. Beginning January 1, 2002, goodwill is no longer being amortized by the Company in accordance with the adoption of SFAS No. 142. Amortization of goodwill of continuing operations was approximately $8,700,000 for 2001, as determined under accounting principles generally accepted in the United States in effect in the year 2001 (see below).

Expenses and charges arising from the Recapitalization were $6,600,000 or .5%, as a percentage of net sales, in 2002. See Liquidity and Capital Resources and Notes 1, 2 and 14 of the Notes to the Consolidated Financial Statements included elsewhere herein, for further discussion of these expenses and charges.

Consolidated operating earnings increased approximately $9,900,000 or approximately 9.0% from approximately $109,700,000 in 2001 to approximately $119,600,000 in 2002 as a result of the factors discussed above.

Consolidated operating earnings have been reduced by depreciation and amortization expense (other than amortization of deferred debt expense and debt discount) of approximately $29,100,000 and $37,100,000 for 2002 and 2001, respectively.

Operating earnings of the Residential Building Products Segment were approximately $122,900,000 in 2002 compared to approximately $93,700,000 in 2001 and include an increase of approximately $200,000 from the effect of foreign currency exchange rates in 2002, and a decrease of $1,000,000 relating to restructuring charges recorded in the fourth quarter of 2002. Operating earnings of the Air Conditioning and Heating Products Segment were approximately $61,500,000 in 2002 compared to approximately $53,800,000 in 2001 and include a decrease of approximately $100,000 from the effect of foreign currency exchange rates in 2002 and approximately $2,700,000 attributable to costs incurred in the start-up of a residential HVAC manufacturing facility in 2001. The operating expense in unallocated was approximately $64,800,000 for the year ended December 31, 2002 compared to expense of approximately $37,800,000 in 2001 and includes the effect of approximately $6,600,000 of fees and expenses in 2002 associated with the Recapitalization of the Company, the effect of the incentive earned by certain of Nortek’s officers under Nortek’s 1999 Equity Performance Plan of approximately $4,400,000 in the second quarter of 2002, the effect of the fees and expenses incurred in connection with Nortek’s re-audit of Nortek’s Consolidated Financial Statements for each of the three years in the period ended December 31, 2001 of approximately $2,100,000 in the third quarter of 2002 and $3,700,000 of direct expenses and fees associated with the Company’s strategic sourcing software and systems development incurred in 2002.

The increase in operating earnings in the Residential Building Products Segment was primarily as a result of increased sales volume due to continued strength in 2002 in new home construction and remodeling markets, favorable weather conditions, increases in sales volume and higher average unit sales prices of range hoods due to changes in product mix and increased sales of garage door openers. The increase in operating earnings in the Air Conditioning and Heating Products Segment in 2002 was principally due to increased sales volume of HVAC products to customers serving the residential site built market, partially offset by a decrease in operating earnings of commercial products principally due to the softness in the commercial construction market. During 2002, both segments realized benefits associated with the Company’s strategic sourcing software and systems development.

Operating earnings of foreign operations, consisting primarily of the results of operations of the Company's Canadian and European subsidiaries, were approximately 7.2% and 6.3% of operating earnings (before unallocated and corporate expense) in 2002 and 2001, respectively. Sales and earnings derived from international markets are subject to, among others, the risks of currency fluctuations.

Interest expense in 2002 increased approximately $600,000 or approximately 1.2% as compared to 2001. The increase in interest expense is primarily due to approximately $2,200,000 in 2002 associated with the refinancing of Nortek’s 9 7/8% Senior Subordinated Notes due 2011 and increased interest and deferred debt amortization associated with Nortek’s Senior Secured Credit Facility entered into in 2002 partially offset by duplicative interest expense of approximately $1,750,000 incurred in 2001 in connection with the refinancing of Nortek’s 9 7/8% Senior Subordinated Notes due 2004 since the redemption of the 9 7/8% Senior Subordinated Notes due 2004 did not occur on the same day as the financing. Interest allocated to discontinued operations remained unchanged at approximately $41,800,000 for the years ended December 31, 2002 and 2001. (See Liquidity and Capital Resources and Notes 6, 10 and 16 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

On July 11, 2001, Nortek redeemed $204,822,000 principal amount of Nortek’s 9 7/8% Senior Subordinated Notes due 2004, plus an approximate $2,900,000 redemption premium thereon. As a result of this redemption, the Company recorded a pre-tax loss of approximately $5,500,000 in the third quarter of 2001. (See Note 6 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

Investment income decreased approximately $2,300,000 or 28.0% in 2002 as compared to 2001 primarily as a result of (a) approximately $1,700,000 of interest income resulting from the favorable abatement of state income taxes in 2001, (b) additional interest income of approximately $500,000 in 2001, earned on the funds from the financing held in escrow for the subsequent redemption of the 9 7/8% Senior Subordinated Notes due 2004 and (c) lower investment income rates in 2002. Included in investment income was approximately $2,600,000 in 2002 and $2,200,000 in 2001, respectively, related to restricted investments and marketable securities held by certain pension trusts (including related party amounts). (See Note 8 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

The provision for income taxes from continuing operations was approximately $29,500,000 for 2002 as compared to approximately $27,800,000 for 2001. The income tax rates in both years differed from the United States Federal statutory rate of 35% principally as a result of the effect of non-deductible expenses, foreign income tax on foreign source income, state income tax provisions and, in 2002, by the effect of approximately $2,000,000 of income taxes no longer required as a result of the Company’s Hong Kong subsidiary permanently investing un-remitted foreign earnings outside the United States and, in 2001 and non-deductible amortization expense (for tax purposes). Beginning January 1, 2002, goodwill and intangible assets determined to have an indefinite life are no longer being amortized (non-deductible for tax purposes). (See Notes 1 and 5 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

The table that follows presents a summary of the operating results of discontinued operations for 2002 and 2001. (See Notes 1 and 10 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

	For the Years Ended December 31,
	2002	2001
	(Amounts in thousands)

Net sales	$529,700	$787,400

Operating earnings of discontinued operations *	$70,401	$43,188
Interest expense, net	(42,701)	(47,688)

Earnings (loss) before provision for income taxes	27,700	(4,500)
Provision for income taxes	10,600	300

Earnings (loss) from discontinued operations	$17,100	$(4,800)

Gain (loss) on sale of discontinued operations	$2,400	$(34,000)
Tax provision (benefit) on sale of discontinued operations	600	(14,000)

	$1,800	$(20,000)

Earnings (loss) from discontinued operations	$18,900	$(24,800)

Depreciation and amortization expense	$14,902	$26,291

*	Operating earnings (loss) of discontinued operations are net of Ply Gem corporate expenses previously included within Unallocated other, net in the Company’s segment reporting.

Operating earnings (loss) of discontinued operations for the year ended December 31, 2001 include approximately $600,000 of direct expenses and third party fees associated with the Company’s strategic sourcing software and systems development and approximately $3,200,000 of net death benefit insurance proceeds related to life insurance maintained on former managers, both of which were previously included within Unallocated other, net in the Company’s segment reporting. Operating earnings (loss) of discontinued operations for the year ended December 31, 2001 also include approximately $300,000 of manufacturing costs incurred in connection with the start-up of a vinyl fence and decking facility, which were previously included in the WDS Segment in the Company’s segment reporting.

In accordance with the adoption of SFAS No. 142, the Company ceased recording goodwill amortization expense as of January 1, 2002. The table that follows presents earnings from continuing operations and net earnings for the year ended December 31, 2001, as adjusted, to reflect the elimination of goodwill amortization expense and the related income tax impact:

	For the Year Ended
	December 31, 2001
	Earnings from
	Continuing
	Operations	Net Earnings
	(Amounts in thousands)

As reported in the accompanying
consolidated statement of operations	$32,800	$8,000
Eliminate goodwill amortization expense	8,718	16,394
Eliminate related tax impact	(118)	(294)

As adjusted	$41,400	$24,100

Comprehensive income included in stockholders’ investment was approximately $44,700,000 for 2002. Included in comprehensive income was a loss of approximately $22,700,000 (net of tax benefit of approximately $12,900,000) primarily as a result of actuarial losses due to market declines in plan assets, compensation increases and changes in discount rates and a gain recorded on the change in the cumulative amount of currency translation adjustment of approximately $5,250,000. (See Notes 1 and 8 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

The Company uses EBITDA as both an operating performance and liquidity measure. Operating performance measure disclosures with respect to EBITDA are provided below. Refer to the Liquidity and Capital Resources section for liquidity measure disclosures with respect to EBITDA and a reconciliation from net cash flows from operating activities to EBITDA.

EBITDA is defined as net earnings (loss) before interest, taxes, depreciation and amortization expense. EBITDA is not a measure of operating performance under generally accepted accounting principles in the United States (“GAAP”) and should not be considered as an alternative or substitute for GAAP profitability measures such as operating earnings (loss) from continuing operations, discontinued operations, extraordinary items and net income (loss). EBITDA as an operating performance measure has material limitations since it excludes, among other things, the statement of operations impact of depreciation and amortization expense, interest expense and the provision (benefit) for income taxes and therefore does not necessarily represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. The Company uses a significant amount of capital assets and depreciation and amortization expense is a necessary element of the Company’s costs and ability to generate revenue and therefore its exclusion from EBITDA is a material limitation. The Company has a significant amount of debt and interest expense is a necessary element of the Company’s costs and ability to generate revenue and therefore its exclusion from EBITDA is a material limitation. The Company generally incurs significant U.S federal, state and foreign income taxes each year and the provision (benefit) for income taxes is a necessary element of the Company’s costs and therefore its exclusion from EBITDA is a material limitation. As a result, EBITDA should be evaluated in conjunction with net income (loss) for a more complete analysis of the Company’s profitability, as net income (loss) includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to EBITDA. As EBITDA is not defined by GAAP, the Company’s definition of EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of the Company’s operating results as reported under GAAP.

Company management uses EBITDA as a supplementary non-GAAP operating performance measure to assist with its overall evaluation of Company and subsidiary operating performance (including the performance of subsidiary management) relative to outside peer group companies. In addition, the Company uses EBITDA as an operating performance measure in financial presentations to the Company’s Board of Directors, shareholders, various banks participating in the Company’s Credit Facility, note holders and Bond Rating agencies, among others, as a supplemental non-GAAP operating measure to assist them in their evaluation of the Company’s performance. The Company is also active in mergers, acquisitions and divestitures and uses EBITDA as an additional operating performance measure to assess Company, subsidiary and potential acquisition target enterprise value and to assist in the overall evaluation of Company, subsidiary and potential acquisition target performance on an internal basis and relative to peer group companies. The Company uses EBITDA in conjunction with traditional GAAP operating performance measures as part of its overall assessment of potential valuation and relative performance and therefore does not place undue reliance on EBITDA as its only measure of operating performance. The Company believes EBITDA is useful for both the Company and investors as it is a commonly used analytical measurement for comparing company profitability, which eliminates the effects of financing, differing valuations of fixed and intangible assets and tax structure decisions. The Company believes that EBITDA is specifically relevant to the Company, due to the different degrees of leverage among its competitors, the impact of purchase accounting associated with the Recapitalization, which impacts comparability with its competitors who may or may not have recently revalued their fixed and intangible assets, and the differing tax structures and tax jurisdictions of certain of the Company’s competitors. The Company has included EBITDA as a supplemental operating performance measure, which should be evaluated by investors in conjunction with the traditional GAAP performance measures discussed earlier in this Results of Operations section for a complete evaluation of the Company’s operating performance.

The following table presents a reconciliation from net earnings, which is the most directly comparable GAAP operating performance measure, to EBITDA:

	For the years ended December 31,
	2002	2001

Net earnings*	$62,500	$8,000
Provision for income taxes from continuing operations	29,500	27,800
Provision (benefit) for income taxes from discontinued operations	11,200	(13,700)
Interest expense from continuing operations	52,410	51,748
Interest expense from discontinued operations	44,224	50,150
Investment income from continuing operations	(5,943)	(8,189)
Investment income from discontinued operations	(1,523)	(2,462)
Depreciation expense from continuing operations	26,130	25,166
Depreciation expense from discontinued operations	11,784	15,148
Amortization expense from continuing operations	2,988	11,955
Amortization expense from discontinued operations	3,118	11,143

EBITDA	$236,388	$176,759

*

Includes approximately $18,900,000 and $(24,800,000) of earnings (loss) from discontinued operations for the years ended December 31, 2002 and 2001, respectively (see Note 10 of the Notes to the Consolidated Financial Statements included elsewhere herein).

EBITDA includes approximately $6,600,000 of expenses and charges arising from the Recapitalization recorded for the year ended December 31, 2002 (see Notes 2 and 11 of the Notes to the Consolidated Financial Statements included elsewhere herein).

Liquidity and Capital Resources

From January 1, 2004 through February 3, 2004, the Company purchased approximately $14,800,000 of Nortek’s 9 1/4% Senior Notes due 2007 (“9 1/4% Notes”) and approximately $10,700,000 of Nortek’s 9 1/8% Senior Notes due 2007 (“9 1/8% Notes”) in open market transactions. These purchases resulted in a pre-tax loss of approximately $400,000, which will be recorded in the first quarter of 2004.

On February 13, 2004, the Company called for redemption on March 15, 2004 all of Nortek’s outstanding 9 1/4% Notes (approximately $160,200,000 in principal amount) and called for redemption on March 14, 2004 all of Nortek’s outstanding 9 1/8% Notes (approximately $299,300,000 in principal amount). The 9 1/4% Notes and 9 1/8% Notes were called at a redemption price of 101.542% and 103.042%, respectively, of the principal amount thereof plus accrued and unpaid interest. The 9 1/4% Notes and 9 1/8% Notes ceased to accrue interest as of the respective redemption dates indicated above. The Company used the estimated net after tax proceeds from the sale of Ply Gem of approximately $450,000,000, together with existing cash on hand, to fund the redemption of the 9 1/4% Notes and 9 1/8% Notes. On February 13, 2004, the Company called for redemption on March 14, 2004 $60,000,000 of Nortek’s outstanding 8 7/8% Senior Notes due 2008 (“8 7/8% Notes”). On March 1, 2004, the Company called for redemption on March 31, 2004 the remaining $150,000,000 of Nortek’s outstanding 8 7/8% Notes (see below). The 8 7/8% Notes were called at a redemption price of 104.438% of the principal amount thereof plus accrued and unpaid interest.

Approximately $60,000,000 principal amount of the 8 7/8% Notes ceased to accrue interest as of March 14, 2004 and approximately $150,000,000 principal amount of such Notes will cease to accrue interest as of March 31, 2004. Nortek will use the net proceeds of approximately $196,000,000 from the sale of the Floating Rate Notes, together with existing cash on hand, to fund the redemption of the 8 7/8% Notes.

The Company expects that the redemption of the 9 1/4% Notes, 9 1/8% Notes and 8 7/8% will result in a pre-tax loss of approximately $11,500,000, based upon the difference between the respective redemption prices indicated above and the estimated carrying values at the redemption dates of the 9 1/4% Notes, 9 1/8% Notes and 8 7/8% Notes, which include the principal amount to be redeemed and the estimated remaining unamortized premium recorded in connection with the Recapitalization (see Note 16 of the Notes to the Consolidated Financial Statements included elsewhere herein). The Company will record such loss in the first quarter of 2004.

On March 1, 2004, Nortek completed the sale of $200,000,000 of Senior Floating Rate Notes due 2010 (the “Floating Rate Notes”). The Floating Rate Notes will bear interest at a rate per annum equal to LIBOR, as defined, plus 3% (4.17% as of March 1, 2004). Interest on the Floating Rate Notes will be determined and payable semi-annually on June 30 and December 31 of each year commencing June 30, 2004. Nortek incurred fees and expenses, including the initial purchaser’s discount, of approximately $4,000,000 in connection with the sale, which will be amortized over the life of the Floating Rate Notes. The Floating Rate Notes are unsecured obligations of Nortek, which mature on December 31, 2010, and may be redeemed in whole or in part prior to December 31, 2010 at the redemption prices as defined in the indenture governing the Floating Rate Notes (the “Indenture”). The Indenture contains covenants that limit the Company’s ability to engage in certain transactions, including incurring additional indebtedness and paying dividends or distributions. The terms of the Floating Rate Notes require Nortek to register notes having substantially identical terms (the “Exchange Notes”) with the SEC as part of an offer to exchange freely tradable Exchange Notes for the Floating Rate Notes (the “Exchange”). In the event Nortek does not complete the Exchange in accordance with the timing requirements outlined in the Indenture, Nortek may be required to pay a higher interest rate. Nortek expects to complete the Exchange within the required time period.

On November 24, 2003, the Company completed the sale of $515,000,000 aggregate principal amount at maturity (approximately $349,400,000 gross proceeds) of its 10% Senior Discount Notes due May 15, 2011 (“Senior Discount Notes”). The Senior Discount Notes, which are structurally subordinate to all debt and liabilities of the Company’s subsidiaries, were issued and sold in a private Rule 144A offering to institutional investors. The net proceeds of the offering were used to pay a dividend of approximately $298,474,000 to holders of the Company’s capital stock and approximately $41,000,000 of these proceeds were used by the Company to purchase additional capital stock of Nortek. Nortek used these proceeds to fund the majority of a cash distribution of approximately $41,600,000 to option holders of the Rollover Options in the fourth quarter of 2003 (see Note 1, 6 & 7 of the Notes to the Consolidated Financial Statements included elsewhere herein). The accreted value of the 10% Senior Discount Notes will increase from the date of issuance at a rate of 10% per annum compounded semi-annually such that the accreted value will equal the principal amount of $515,000,000 on November 15, 2007. No cash interest will accrue on the 10% Senior Discount Notes prior to November 15, 2007 and, thereafter, cash interest will accrue at 10% per annum payable semi-annually in arrears on May 15 and November 15 of each year. The Senior Discount Notes are unsecured obligations of the Company, which mature on May 15, 2011, and may be redeemed in whole or in part at the redemption prices as defined in the indenture governing the Senior Discount Notes (the “Indenture”). The Indenture contains covenants that limit the Company’s ability to engage in certain transactions, including incurring additional indebtedness and paying dividends or distributions. The terms of the Senior Discount Notes require the Company to register notes having substantially identical terms (the “Holdings Exchange Notes”) with the SEC as part of an offer to exchange freely tradable Holdings Exchange Notes for the Senior Discount Notes (the “Holdings Exchange”). In the event the Company does not complete the Holdings Exchange in accordance with the timing requirements outlined in the Indenture, the Company may be required to pay a higher interest rate. The Company expects to complete the Holdings Exchange within the required time period. Under certain limited circumstances, Nortek may be required in the future to guarantee the Senior Discount Notes on a senior subordinated basis. This requirement will not apply if the terms of any of Nortek’s senior indebtedness restricts the issuance of such guarantee. Nortek’s Senior Secured Credit Facility does not permit such a guarantee. In addition the issuance of such a guarantee by Nortek would constitute a restricted payment under the terms of Nortek’s indentures.

The Company’s pro forma interest expense for the year ended December 31, 2003 would have been approximately $78,300,000, after adjusting the combined historical interest expense for the period from January 1, 2003 to January 9, 2003 and the period from January 10, 2003 to December 31, 2003 to give effect to the redemption of the 9 1/4% Notes, 9 1/8% Notes and 8 7/8% Notes, the sale of the Floating Rate Notes and the 10% Senior Discount Notes, as if they had occurred on January 1, 2003.

On January 9, 2003, Holdings, the parent company of Nortek, was acquired by Kelso, and certain members of Nortek’s management (the “Management Investors”) in accordance with the Agreement and Plan of Recapitalization by and among Nortek, Inc., Nortek Holdings, Inc. and K Holdings, Inc. (“K Holdings”) dated as of June 20, 2002, as amended, (the “Recapitalization Agreement”) in a transaction valued at approximately $1.6 billion, including the assumption of certain indebtedness (the “Recapitalization”).

On January 8, 2003, at a special meeting of stockholders of the Company, the stockholders approved the following amendments to the certificate of incorporation (the “Stockholder Approval”), which were required in connection with the terms of the Recapitalization Agreement:

  A new class of common stock, Class A Common Stock, par value $1.00 per share, of Nortek Holdings was created consisting of 19,000,000 authorized shares.

  At the time that the amendment to the certificate of incorporation became effective, each share of common stock, par value $1.00 per share and special common stock, par value $1.00 per share outstanding, was reclassified into one share of a new class of mandatorily redeemable common stock, Class B Common Stock, par value $1.00 per share, of Nortek Holdings consisting of 14,000,000 authorized shares.

  Class B Common Stock was required to be immediately redeemable for $46 per share in cash upon completion of the Recapitalization.

  The authorized number of shares of Series B Preference Stock, par value $1.00 per share, was increased to 19,000,000 authorized shares.

Following the Stockholder Approval, common stock and special common stock held by the Management Investors were exchanged for an equal number of newly created shares of Series B Preference Stock. In addition, certain options to purchase shares of common and special common stock held by the Management Investors were exchanged for fully vested options to purchase an equal number of shares of the newly created Class A Common Stock. The remaining outstanding options, including some held by Management Investors, were cancelled in exchange for the right to receive a single lump sum cash payment equal to the product of the number of shares of common stock or special common stock underlying the option and the amount by which the redemption price of $46 per share is greater than the per share exercise price of the option.

On January 9, 2003, in connection with the Recapitalization, Kelso purchased newly issued shares of Series B Preference Stock for approximately $355,923,000 and purchased shares of Series B Preference Stock held by the Management Investors for approximately $18,077,000. Newly issued Class A Common Stock of approximately $3,262,000 was purchased by designated third parties. Shares of Series B Preference Stock held by the Management Investors that were not purchased by Kelso were converted into an equal number of shares of Class A Common Stock. In addition, Nortek declared and distributed to the Company a dividend of approximately $120,000,000 and distributed approximately $27,900,000 for reimbursement of fees and expenses of Kelso, which were paid out of Nortek’s unrestricted cash and cash equivalents on hand and were permissible under the most restrictive covenants with respect to the indentures of Nortek’s 8 7/8% Senior Notes due 2008, 9 1/4% Senior Notes due 2007, 9 1/8% Senior Notes due 2007 and 9 7/8% Senior Subordinated Notes due 2011 (the “Existing Notes”).

The Company used the proceeds from the purchase by Kelso of the newly issued Series B Preference Stock, Class A Common Stock and the dividend from Nortek to redeem the Company’s Class B Common Stock and to cash out options to purchase common and special common stock totaling approximately $497,262,000.

In connection with the Recapitalization, Nortek received a bridge financing letter from a lender for a senior unsecured term loan facility not to exceed $955,000,000 (the “Bridge Facility”). The Bridge Facility was intended to be used to fund, if necessary, any change in control offers Nortek might have made in connection with the Recapitalization. Nortek did not use this Bridge Facility because the structure of the Recapitalization did not require Nortek to make any change of control offers. The commitment letter expired on January 31, 2003.

In January 2003, the Company filed for the deregistration of its shares of common and special common stock under the Securities Exchange Act of 1934. The Company’s shares of common and special common stock are no longer publicly traded. The Company will continue to file periodic reports with the SEC as required by the respective indentures of the Company’s Notes.

Under the terms of one of Nortek’s supplemental executive retirement plans (“SERP”), Nortek was required to make one-time cash payments to participants in such plan in satisfaction of obligations under that plan when the Recapitalization was completed. Accordingly, Nortek made a distribution of approximately $75,100,000 to the participants in the plan from funds included in the Company’s Consolidated Balance Sheet in long-term assets in restricted investments and marketable securities held by pension trusts and transferred to one of the participants a life insurance policy with approximately $10,300,000 of cash surrender value to satisfy a portion of such participant’s obligation upon the Stockholder Approval.

The total amount of transaction fees and costs incurred by Nortek and Kelso associated with the Recapitalization was approximately $47,300,000, including the $27,900,000 noted above, of which approximately $10,500,000 of advisory fees and expenses was paid to Kelso & Company L.P. A portion of these fees and expenses were recorded, by Nortek in selling, general and administrative expenses, since they were obligations of Nortek prior to the Recapitalization, including approximately $6,600,000 during the year ended December 31, 2002. An additional amount of approximately $12,800,000 was recorded as expense in January 2003 since these fees and expenses became obligations of Nortek upon consummation of the Recapitalization.

Nortek has a $175,000,000 Senior Secured Credit Facility, as amended, (the “Senior Secured Credit Facility”), which is syndicated among several banks. The Senior Secured Credit Facility is secured by substantially all of Nortek’s accounts receivable and inventory, as well as certain intellectual property rights, and, as amended, permits borrowings up to the lesser of $175,000,000 or the total of 85% of eligible accounts receivable, as defined, and 50% of eligible inventory, as defined. The outstanding principal balances under the Senior Secured Credit Facility accrue interest at Nortek’s option at either LIBOR plus a margin ranging from 2.0% to 2.5% or the banks’ prime rate plus a margin ranging from 0.5% to 1.0% depending upon the excess available borrowing base, as defined, and the timing of the borrowing as the margin rates will be adjusted quarterly. In addition, Nortek pays an unused line fee of between 0.375% and 0.5% on the excess available borrowing capacity, as defined. The Senior Secured Credit Facility includes customary limitations and covenants, but does not require Nortek to maintain any financial covenant unless the excess available borrowing base, as defined, is less than $30,000,000 in which case Nortek would be required to maintain, on a trailing four quarter basis, a minimum level of $155,000,000 of earnings before interest, taxes, depreciation and amortization, as defined. At December 31, 2003 there were no outstanding borrowings under the Senior Secured Credit Facility.

The Company is highly leveraged and expects to continue to be highly leveraged for the foreseeable future. The Company had consolidated debt at December 31, 2003, of approximately $1,339,975,000 consisting of (i) $15,349,000 of short-term borrowings and current maturities of long-term debt, (ii) $15,843,000 of long-term notes, mortgage notes and other indebtedness, (iii) $212,698,000 of 8 7/8% Notes, (iv) $314,456,000 of 9 1/8% Notes, (v) $178,136,000 of 9 1/4% Notes, (vi) $250,577,000 of 9 7/8% Senior Subordinated Notes due 2011 (“9 7/8% Notes”) and (vii) $352,916,000 of 10% Senior Discount Notes due 2011.

The indentures and other agreements governing Nortek’s and its subsidiaries’ indebtedness (including the indentures for the 8 7/8% Notes, the 9 1/8% Notes and the 9 1/4% Notes (collectively, the “Senior Notes”) which will be redeemed in the first quarter of 2004, the 9 7/8% Notes, and the Company’s Senior Discount Notes, as well as, the Senior Secured Credit Facility) contain restrictive financial and operating covenants including covenants that restrict the ability of the Company and its subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The Senior Floating Rate Notes also contain restrictive covenants, which will apply to the Company beginning March 1, 2004. During the year 2003, the Company had a net increase in its consolidated debt of approximately $1,300,000.

At March 26, 2004 approximately $34,300,000 was available for the payment of cash dividends, stock purchases or other restricted payments by the Company as defined under the terms of the Company’s most restrictive indenture based on the redemption and refinancing of certain of the Nortek’s Notes. Restricted payments to Holdings from Nortek are limited by the amount of cash available for payment under the terms of Nortek’s most restrictive indenture which was approximately $91,100,000 at March 26, 2004. (See Notes 6, 7 and 16 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

At December 31, 2003, the Company had consolidated unrestricted cash, cash equivalents and marketable securities of approximately $194,120,000 as compared to approximately $294,804,000 at December 31, 2002. Approximately $160,748,000 of the Company’s consolidated cash and cash equivalents was used to fund a portion of the cost of the Recapitalization. The Company’s debt to equity ratio was approximately 6.7:1 at December 31, 2003 as compared to approximately 3.0:1 at December 31, 2002. The change in the ratio was primarily due to an increase in debt from the sale of the Company’s Senior Discount Notes and a decrease in stockholders’ investment primarily as a result of the distributions to the Company’s shareholders and stock option holders. (See Notes 1 and 8 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

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

The following is a summary of the Company’s estimated future cash obligations under current and long-term debt obligations (excluding unamortized debt premium of approximately $10,867,000), interest expense (based upon interest rates in effect at the time of the preparation of this summary), capital lease obligations, minimum annual rental obligations primarily for non-cancelable lease obligations (operating leases), purchase obligations and other long-term liabilities and other obligations. Long-term debt and interest payments in the table below consider the financing transactions subsequent to December 31, 2003 previously described. (See Notes 6, 8, 9, 12 and 16 of the Notes to the Consolidated Financial Statements included elsewhere herein.):

	Payments due by period
	Less than	Between	Between	5 Years	Total
	1 Year	1 & 2 Years	3 & 4 Years	or Greater
	(Amounts in thousands)

Debt obligations	$709,620	$2,500	$200	$965,180	$1,677,500
Interest payments	69,800	71,600	121,700	179,600 *	442,700	*
Capital lease obligations	680	1,500	1,600	9,920	13,700
Operating lease obligations	12,018	19,126	12,302	26,403	69,849
Purchase obligations	296	--	--	--	296
Other long-term liabilities	--	26,876	24,200	85,757	136,833
Other	--	2,810	3,030	8,136	13,976

Total	$792,414	$124,412	$163,032	$1,274,996	$2,354,854

*	Subsidiary debt used for working capital purposes such as lines of credit are estimated to continue through December 31, 2011 in the above table.

Certain subsidiaries, which are classified as discontinued operations, have guaranteed approximately $27,700,000 of third party obligations relating to guarantees of rental payments through June 30, 2016 under a facility leased by SNE, which was sold on September 21, 2001. The Company has indemnified these guarantees in connection with the sale of Ply Gem on February 12, 2004 (see Notes 9 and 10 of the Notes to the Consolidated Financial Statements included elsewhere herein). The buyer of SNE has provided certain indemnifications and other rights to the subsidiary for any payments that it might be required to make pursuant to this guarantee. Should the buyer of SNE cease making payments then the Company may be required to make payments on its indemnifications. The Company does not anticipate incurring any loss under these guarantees and accordingly has not recorded any liabilities at December 31, 2003 in the accompanying consolidated balance sheet in accordance with accounting principles generally accepted in the United States.

The Company has guaranteed certain obligations of third parties of approximately $4,300,000 which relates to guarantees of the remaining principal and interest balances of mortgages of a third-party on certain buildings, one of which houses the Company’s corporate headquarters. These guarantees expire on December 31, 2020 and are payable in the event of non-payment of the mortgage. These guarantees are collateralized by the buildings to which the mortgages relate and any liability to the Company would first be reduced by the Company’s pro-rata share of proceeds received on the sale of the buildings. The Company does not anticipate incurring any loss under these guarantees and accordingly has not recorded any liabilities at December 31, 2003 in the accompanying consolidated balance sheet in accordance with accounting principles generally accepted in the United States.

As of December 31, 2003, approximately $6,900,000 of letters of credit had been issued as additional security for certain of the Company's insurance programs.

At December 31, 2003, the Company had approximately $194,120,000 of unrestricted cash and cash equivalents to fund its cash flow needs for 2004. During 2004, the Company expects that it is reasonably likely that the following major cash requirements will occur as compared to 2003:

	For the Year-ended December 31,
	2004	2003

The Recapitalization	$--	$160,748,000
Interest payments, net	69,800,000	91,991,000
Principal payments, net	709,620,000	6,244,000
Capital lease obligations	680,000	680,000
Capital expenditures	35,000,000	17,357,000
Operating lease and rental payments	15,000,000	16,700,000
Income tax payments, net	70,000,000	11,971,000

	$900,100,000	$305,691,000

The Company expects to meet its cash flow requirements for debt payments and retirements through fiscal 2004 from net proceeds from the sale of Ply Gem in February 2004, net proceeds from the sale of Senior Floating Rate Notes in February 2004 and existing cash and cash equivalents.

The Company has recorded all pension liabilities for the Company’s defined benefit retirement plans at their fair values based upon the projected benefit obligations determined. As a result, on January 9, 2003, the amount of Nortek’s projected benefit obligation was increased by approximately $5,000,000 as compared to the amount recorded in its consolidated balance sheet prior to the Recapitalization. Accordingly, as of January 10, 2003, the Company recorded accrued pension liabilities of approximately $59,500,000, which represent the estimated combined under funding of the Company’s various pension plans. In addition, as discussed previously, Nortek settled all obligations related to Nortek’s SERP in connection with the Recapitalization. The Company’s policy, generally, is to make annual contributions to the various pension plans in such amounts and at such times so as to meet at least the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The amount of under funding will change in future periods for a variety of factors including, among others, the actual performance of the various pension plan’s investments and changes, if any, in actuarial assumptions resulting from changing external economic conditions. Consistent with many pension plans in the United States, the Company’s various pension plans have been negatively impacted by the performance of the United States equity markets over the past several years and the decline in yields available in fixed income markets.

The Company has recorded all post retirement health benefit plan liabilities at their fair values based upon the accumulated projected benefit obligations determined. As a result, on January 9, 2003, the amount of the Company’s accumulated projected benefit obligation was increased by approximately $17,231,000 as compared to the amount recorded in its consolidated balance sheet prior to the Recapitalization. Accordingly, as of January 10, 2003, the Company has recorded accrued post retirement health liabilities of approximately $35,000,000, which represents the current discounted amount of the remaining estimated amounts to be paid out under the Company’s various post retirement health benefit plans. The Company’s policy is to fund the costs associated with its various post retirement health benefit plans as they become due and there are no investments or other assets associated with these plans. Consistent with many post retirement health benefit plans in the United States, the Company’s liabilities under these plans have been negatively impacted by rising medical costs in the United States.

Unrestricted cash and cash equivalents decreased from approximately $294,804,000 at December 31, 2002 to approximately $194,120,000 at December 31, 2003. The Company has classified as restricted in the accompanying consolidated balance sheet certain investments that are not fully available for use in its operations. At December 31, 2003, approximately $2,346,000 (of which $1,223,000 is included in current assets) of cash, investments and marketable securities is held primarily as collateral for insurance and letter of credit requirements. (See Note 1 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

Capital expenditures were approximately $17,400,000 in 2003 and are expected to be between $30,000,000 and $35,000,000 in 2004. As of December 31, 2003, the Company is obligated to fund future cash payments, primarily related to operating leases for facilities and equipment, of approximately $69,800,000, of which approximately $12,000,000 will be funded in 2004. Since these payments are for operating leases, future cash requirements and the value of the assets leased are not included in the Company’s Consolidated Financial Statements in accordance with generally accepted accounting principles currently in effect in the United States. (See Note 9 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

The Company's working capital and current ratio decreased from approximately $813,300,000 and 3.0:1, respectively, at December 31, 2002 to approximately $686,400,000 and 2.6:1, respectively, at December 31, 2003, principally as a result of the factors described below.

Accounts receivable increased approximately $34,487,000 or approximately 19.2%, between December 31, 2002 and December 31, 2003, while net sales increased approximately $41,235,000 or approximately 12.7% in the fourth quarter of 2003 as compared to the fourth quarter of 2002. These increases are primarily a result of increased sales levels and the acquisitions of Elan and SPC, which contributed approximately $18,000,000 to net sales in the fourth quarter of 2003 and approximately $9,200,000 to accounts receivable at December 31, 2003. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on December 31, 2003 as compared to December 31, 2002. The Company did not experience any significant overall changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in 2003.

Inventories increased approximately $27,011,000 or approximately 20.4%, between December 31, 2002 and December 31, 2003. Approximately $7,000,000 of the increase was as a result of the net remaining fair market value adjustment of inventories at December 31, 2003 arising from the Recapitalization. The acquisition of Elan and SPC contributed approximately $9,400,000 to the increase in inventories. Increased levels of inventory in anticipation of relocation of certain manufacturing facilities within the HVAC Segment also contributed to the increase.

Accounts payable increased approximately $3,699,000 or approximately 3.4%, between December 31, 2002 and December 31, 2003. The acquisitions of Elan and SPC contributed approximately $3,200,000 to this increase.

Changes in certain working capital accounts, as noted above, between December 31, 2002 and December 31, 2003, differ from the changes reflected in the Company’s Condensed Consolidated Statement of Cash Flows for such period as a result of the specific items mentioned in the three preceding paragraphs and from other non-cash items, including among others, the effect of changes in foreign currency exchange rates.

Unrestricted cash and cash equivalents decreased approximately $11,204,000 from December 31, 2002 to January 9, 2003 and decreased approximately $89,480,000 from January 10, 2003 to December 31, 2003, principally as a result of the following:

	Condensed Consolidated Cash Flows (*)
	January 10, 2003 -	January 1, 2003 -
	December 31, 2003	January 9, 2003

Operating Activities:
Cash flow from operations, net	$108,214,000	$7,175,000
Stock option and other stock compensation expense	2,071,000	--
(Increase) decrease in accounts receivable, net	(18,390,000)	4,298,000
Increase in inventories	(595,000)	(4,457,000)
(Increase) decrease in prepaids and other current assets	(2,145,000)	268,000
Decrease in accounts payable	(6,251,000)	(777,000)
Decrease in net assets of discontinued operations	3,808,000	1,717,000
(Decrease) increase in accrued expenses and taxes	60,546,000	(19,766,000)
Investing Activities:
Net cash paid for acquisitions	(76,016,000)	--
Capital expenditures	(17,150,000)	(207,000)
Redemption of publicly held shares in connection
with the Recapitalization	(469,655,000)	--
Payment of fees and expenses in connection with
with the Recapitalization	(27,900,000)	--
Decrease (increase) in restricted cash and investments	1,028,000	(49,000)
Financing Activities:
Sale of 10% Senior Discount Notes, net of fees	339,522,000	--
Issuance of preferred and common stock in connection
with the Recapitalization	359,185,000	--
Dividend to preferred and common stockholders	(298,474,000)	--
Increase (decrease) in borrowings, net	2,658,000	(1,313,000)
Issuance of 32,608 shares of class A common stock	1,500,000	--
Cash distributions to stock option holders	(41,600,000)	--
Other, net	(9,836,000)	1,907,000

	$(89,480,000)	$(11,204,000)

(*)

Prepared from the Company’s Consolidated Statement of Cash Flows for the period from January 1, 2003 to January 9, 2003 and the period from January 10, 2003 to December 31, 2003. (See Nortek, Inc. and Subsidiaries Consolidated Financial Statements for 2003 included elsewhere herein.)

The impact of changes in foreign currency exchange rates on cash was not material and has been included in other, net.

Income tax payments, net of refunds, were approximately $11,971,000 in 2003. At December 31, 2003, the Company has approximately $8,500,000 of foreign net operating loss carry-forwards that if utilized would offset future foreign tax payments.

The Company uses EBITDA as both a liquidity and operating performance measure. Liquidity measure disclosures with respect to EBITDA are provided below. Refer to the Results of Operations section for operating performance measure disclosures with respect to EBITDA and a reconciliation from net income (loss) to EBITDA.

EBITDA is defined as net earnings (loss) before interest, taxes, depreciation and amortization expense. EBITDA is not a measure of cash flow under generally accepted accounting principles in the United States (“GAAP”) and should not be considered as an alternative or substitute for GAAP cash flow measures such as cash flows from operating, investing and financing activities. EBITDA does not necessarily represent an accurate measure of cash flow performance because it excludes, among other things, capital expenditures, working capital requirements, significant debt service for principal and interest payments, income tax payments and other contractual obligations, which may have a significant adverse impact on a company’s cash flow performance thereby limiting its usefulness when evaluating the Company’s cash flow performance. The Company uses a significant amount of capital assets and capital expenditures are a significant component of the Company’s annual cash expenditures and therefore their exclusion from EBITDA is a material limitation. The Company has significant working capital requirements during the year due to the seasonality of its business, which require significant cash expenditures and therefore its exclusion from EBITDA is a material limitation. The Company has a significant amount of debt and the Company has significant cash expenditures during the year related to principal and interest payments and therefore their exclusion from EBITDA is a material limitation. The Company generally pays significant U.S federal, state and foreign income taxes each year and therefore its exclusion from EBITDA is a material limitation. As a result, EBITDA should be evaluated in conjunction with net cash from operating, investing and financing activities for a more complete analysis of the Company’s cash flow performance, as they include the financial statement impact of these items. Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and EBITDA does not reflect any cash requirements for replacements. As EBITDA is not defined by GAAP, the Company’s definition of EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies thereby limiting its usefulness as a comparative measure. Because of the limitations that EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of the Company’s cash flows as reported under GAAP.

Company management uses EBITDA as a supplementary non-GAAP liquidity measure to allow the Company to evaluate its operating units cash-generating ability to fund income tax payments, corporate overhead, capital expenditures and increases in working capital. EBITDA is also used by management to allocate resources for growth among its businesses, to identify possible impairment charges, to evaluate the Company’s ability to service its debt and to raise capital for growth opportunities, including acquisitions. In addition, the Company uses EBITDA as a liquidity measure in financial presentations to the Company’s Board of Directors, shareholders, various banks participating in the Company’s Credit Facility, note holders and Bond Rating agencies, among others, as a supplemental non-GAAP liquidity measure to assist them in their evaluation of the Company’s cash flow performance. The Company uses EBITDA in conjunction with traditional GAAP liquidity measures as part of its overall assessment and therefore does not place undue reliance on EBITDA as its only measure of cash flow performance. The Company believes EBITDA is useful for both the Company and investors as it is a commonly used analytical measurement for assessing a company’s cash flow ability to service and/or incur additional indebtedness, which eliminates the impact of certain non-cash items such as depreciation and amortization. The Company believes that EBITDA is specifically relevant to the Company due to the Company’s leveraged position as well as the common use of EBITDA as a liquidity measure within the Company’s industries by lenders, investors, others in the financial community and peer group companies. The Company has included EBITDA as a supplemental liquidity measure, which should be evaluated by investors in conjunction with the traditional GAAP liquidity measures discussed earlier in this Liquidity and Capital Resources section for a complete evaluation of the Company’s cash flow performance.

The following table presents a reconciliation from net cash provided by (used in) operating activities, which is the most directly comparable GAAP liquidity measure, to EBITDA:

	For the Periods
	Post-
	Recapitalization	Pre-Recapitalization
	Jan. 10, 2003 -	Jan. 1, 2003 -	Jan. 1, 2002 -	Jan. 1, 2001 -
	Dec. 31, 2003	Jan. 9, 2003	Dec. 31, 2002	Dec. 31, 2001
	(Amounts in thousands)

Net cash provided by (used in) operating activities *	$138,078	$(5,705)	$51,276	$110,583
Cash (provided from) used by working capital and other
long-term asset and liability changes	(27,793)	12,880	43,569	(27,197)
Effect of the Recapitalization, net	--	(62,397)	--	--
Deferred federal income tax credit (provision) from
continuing operations	4,800	(5,900)	200	2,800
Deferred federal income tax credit (provision) from
discontinued operations	(500)	--	(2,000)	2,000
Gain (loss) on sale of discontinued operations	--	--	2,400	(34,000)
Loss from debt retirement	--	--	--	(5,500)
Non-cash interest expense, net	(6,352)	(125)	(3,827)	(3,565)
Stock option and other stock compensation expense	(2,071)	--	--	--
Provision (benefit) for income taxes from continuing
operations	41,300	(21,800)	29,500	27,800
Provision (benefit) for income taxes from discontinued
operations	7,500	(600)	11,200	(13,700)
Interest expense from continuing operations	57,627	1,054	52,410	51,748
Interest expense from discontinued operations	38,733	1,234	44,224	50,150
Investment income from continuing operations	(1,482)	(119)	(5,943)	(8,189)
Investment income from discontinued operations	(196)	(2)	(1,523)	(2,462)
Depreciation expense from discontinued operations	10,865	245	11,784	15,148
Amortization expense from discontinued operations	5,236	70	3,118	11,143

EBITDA	$265,745	$(81,165)	$236,388	$176,759

*

Includes approximately $12,200,000, $(1,000,000), $18,900,000 and $(24,800,000) of earnings (loss) from discontinued operations for the periods from January 10, 2003 to December 31, 2003 and from January 1, 2003 to January 9, 2003 and the years ended December 31, 2002 and 2001. (See Note 10 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

EBITDA includes approximately $83,000,000 and $6,600,000 of expenses and charges arising from the Recapitalization recorded in the period from January 1, 2003 to January 9, 2003 and the year ended December 31, 2002, respectively (see Notes 2 and 11 of the Notes to the Consolidated Financial Statements included elsewhere herein) and approximately $1,500,000 of stock based compensation from adopting SFAS No. 123 and $600,000 of compensation expense in the fourth quarter of 2003 from the sale of stock (see Note 1 of the Notes to the Consolidated Financial Statements included elsewhere herein).

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

Market Risk

As discussed more specifically below, the Company is exposed to market risks related to changes in interest rates, foreign currencies and commodity pricing. The Company does not use derivative financial instruments, except, on a limited basis to periodically mitigate certain economic exposures. The Company does not enter into derivative financial instruments or other financial instruments for trading purposes.

A. Interest Rate Risk

The Company is exposed to market risk from changes in interest rates primarily through its investing and borrowing activities. In addition, the Company’s ability to finance future acquisition transactions may be impacted if the Company is unable to obtain appropriate financing at acceptable interest rates.

The Company’s investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments and marketable securities. Short-term investments primarily consist of federal agency discount notes, treasury bills and bank issued money market instruments with original maturities of 90 days or less. At December 31, 2003, the fair value of the Company’s unrestricted and restricted investments and marketable securities was not materially different from their cost basis.

The Company manages its borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities. At December 31, 2003, approximately 99.7% of the carrying values of the Company’s long-term debt was at fixed interest rates.

See the table set forth in item D (Long-term Debt) below and Notes 1 and 6 of the Notes to the Consolidated Financial Statements included elsewhere herein for further disclosure of the terms of the Company’s debt.

B. Foreign Currency Risk

The Company’s results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Euro, the Canadian Dollar and the British Pound. In 2003, the net impact of foreign currency changes was not material to the Company’s financial condition or results of operations. The impact of foreign currency changes related to translation resulted in an increase in stockholders’ investment of approximately $1,096,000 and $19,501,000 for the periods January 1, 2003 to January 9, 2003 and January 10, 2003 to December 31, 2003, respectively. The Company manages its exposure to foreign currency exchange risk principally by trying to minimize the Company’s net investment in foreign assets through the use of strategic short and long-term borrowings at the foreign subsidiary level. Consistent with this strategy, notes payable and other short-term obligations at December 31, 2003 consist primarily of short-term borrowings by certain of the Company’s foreign subsidiaries. At December 31, 2003, the Company’s net investment in foreign assets was approximately $113,500,000. An overall unfavorable change in foreign exchange rates of 10% would result in an approximate $10,300,000 reduction in equity as a result of the impact on the cumulative translation adjustment. The Company generally does not enter into derivative financial instruments to manage foreign currency exposure. At December 31, 2003, the Company did not have any significant outstanding foreign currency hedging contracts.

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

The Company generally does not enter into derivative financial instruments to manage commodity-pricing exposure. At December 31, 2003, the Company did not have any material outstanding commodity forward contracts.

D. Long-term Debt

The table that follows sets forth as of December 31, 2003, the Company’s long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market values. 0.3% of the Company’s total long-term indebtedness is denominated in foreign currencies. The weighted average interest rates for variable rate debt are based on December 31, 2003 interest rates. See Liquidity and Capital Resources for discussion of changes in the Company debt subsequent to December 31, 2003.

Long-term Debt:
	Scheduled Maturity			Average Interest Rate
	Fixed	Variable		Fixed	Variable
Year-ending	Rate	Rate	Total	Rate	Rate	Total
	(Dollar amounts in millions)

December 31, 2004	$5.3	$1.9	$7.2	7.5%	3.6%	6.5%
2005	1.1	1.6	2.7	7.0	3.7	5.0
2006	1.2	0.2	1.4	7.1	3.3	6.7
2007	485.9	--	485.9	9.2	--	9.2
2008	210.9	--	210.9	8.9	--	8.9
Thereafter (1)	612.9	--	612.9	9.9	--	9.9

Total Principal	1,317.3	3.7	1,321.0	9.5%	3.6%	9.4%
Unamortized Debt Premium	10.9	--	10.9

Total Long-term Debt at
December 31, 2003	$1,328.2	$3.7	$1,331.9

Fair Market Value of Long-term
Debt at December 31, 2003	$1,387.1	$3.7	$1,390.8

(1)

Senior and Senior Subordinated Notes with a total principal of $1,297,900,000 and a weighted average interest rate of 9.5% mature at various times from 2007 through 2011. A substantial portion of Nortek’s fixed rate debt was called for redemption or refinanced with variable rate debt in the first quarter of 2004. (See Liquidity and Capital Resources and Notes 6 and 16 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

Recent Developments

On December 15, 2003, the Company, through Linear, acquired Operator Specialty Company, Inc. (“OSCO”), located in Casnovia, MI for approximately $2,600,000. OSCO is a manufacturer and designer of gate operators and access controls.

On February 12, 2004, the Company sold all of the capital stock of Ply Gem Industries, Inc. for approximately $560,000,000.

On March 9, 2004, the Company, through Linear, acquired OmniMount Systems, Inc. (“OmniMount”) located in Phoenix, AZ, for approximately $16,500,000. OmniMount is a leading designer and supplier of audio and video mounting devices, speakerstands and related furniture.

Forward-Looking Statements

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this discussion and throughout this document, words, such as “intends”, “plans”, “estimates”, “believes”, “anticipates” and “expects” or similar expressions are intended to identify forward-looking statements. These statements are based on the Company’s current plans and expectations and involve risks and uncertainties, over which the Company has no control, that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and operating results to differ include the availability and cost of certain raw materials, (including, among others, steel, copper, packaging materials, plastics, resins, glass, wood and aluminum) and purchased components, the level of domestic and foreign construction and remodeling activity affecting residential and commercial markets, interest rates, employment, inflation, foreign currency fluctuations, consumer spending levels, exposure to foreign economies, the rate of sales growth, price, and product and warranty liability claims. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Readers are also urged to carefully review and consider the various disclosures made by the Company, in this document, as well as the Company's periodic reports on Forms 10-K, 10-Q and 8-K, filed with the SEC.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosure about market risk is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 15(a), including exhibits, of Part IV of this report, incorporated herein by reference.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

An evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company's Chairman and Chief Executive Officer along with the Company’s Vice President and Chief Financial Officer and the members of the Company's Disclosure and Controls Committee as of the end of the period covered by this annual report on Form 10-K. The Company's Chairman and Chief Executive Officer along with the Company’s Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures, as currently in effect, are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits to the SEC, is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant
Name	Principal Occupation	Age	Director Since

Richard L. Bready	Chairman, President and Chief Executive	59	1976
	Officer of the Company

Philip E. Berney	Managing Director, Kelso & Company L.P.	40	2003

Jeffrey C. Bloomberg	Office of the Chairman, Gordon Brothers	56	2003
	Group LLC

Joseph M. Cianciolo	Independent Director	64	2003

David B. Hiley	Financial Consultant	65	2003

Mr. Bready has been Chairman, President and Chief Executive Officer of the Company and/or Nortek for more than the past five years. Mr. Berney has been a Managing Director of Kelso, a private investment firm, since 1999. From 1996 to 1999, he was a Senior Managing Director and head of the High Yield Capital Markets Group at Bear, Stearns & Co., a financial services company. Mr. Berney is currently a director of Key Components, LLC. Mr. Bloomberg has served since 2001 in the Office of the Chairman of Gordon Brothers Group LLC, a company which assists retail and consumer goods companies in asset redeployment and providing capital solutions to middle market companies in the retail and consumer product industries. From 1994 to 2001, Mr. Bloomberg served as the President of Bloomberg Associates, an investment banking company. Mr. Bloomberg is a director of Tweeter Home Entertainment Group, Inc. Mr. Cianciolo retired in June 1999 as the managing partner of the Providence, RI office of KPMG, LLP. Mr. Cianciolo is currently a director of United Natural Foods, Inc. Mr. Hiley, for more than the past five years, has been a financial consultant, including a financial consultant to the Company. From April 1, 1998 through March 1, 2000, Mr. Hiley served as Executive Vice President and Chief Financial Officer of Koger Equity, Inc., a real estate investment trust. Mr. Hiley is currently a director of Koger Equity, Inc. Each director holds office until the Company’s next annual meeting of stockholders and until such director’s successor is duly elected and qualified.

Executive Officers of the Company
Name	Age	Position

Richard L. Bready	59	Chairman, President and Chief Executive Officer of the Company

Robert E.G. Ractliffe	60	Executive Vice President and Chief Operating Officer

Almon C. Hall	57	Vice President and Chief Financial Officer

Edward J. Cooney	56	Vice President and Treasurer

Kevin W. Donnelly	49	Vice President, General Counsel and Secretary

Messrs. Bready, Hall and Donnelly have served in the same or substantially similar executive positions with the Company since November 20, 2002 and with Nortek for at least the past five years. Mr. Ractliffe served as President and Chief Executive Officer of Ply Gem Industries, Inc. (“Ply Gem”) and as Chief Executive Officer of Nordyne, Inc., both subsidiaries of the Company, prior to joining Nortek in January 2002, and Nortek Holdings in November 2002. Mr. Cooney served as Senior Vice President-Chief Financial Officer and Executive Vice President Sales and Marketing at Amtrol Inc. and as Chief Financial Officer at Speidel Inc. prior to joining Nortek in August 2001 and Nortek Holdings in November 2002. Executive Officers are elected annually by the Board of Directors of the Company and serve until their successors are chosen and qualified. The Company’s executive officers include only those officers of the Company who perform policy-making functions for the Company as a whole and have managerial responsibility for major aspects of the Company’s overall operations. A number of other individuals who serve as officers of the Company’s subsidiaries perform policy-making functions and have managerial responsibilities for the subsidiary or division by which they are employed, although not for the Company overall. Certain of these individuals could, depending on earnings of such unit, be more highly compensated than some executive officers of the Company.

The Company’s board of directors has an audit committee comprised of Joseph M. Cianciolo and Jeffrey C. Bloomberg. Although the Company’ is not a “listed issuer” within the meaning of Rule 10A-3 under the Exchange Act, the board of directors of the Company has determined that each of Mr. Cianciolo and Mr. Bloomberg would be considered an “independent” director within the meaning of the rules of the New York Stock Exchange for listed companies and within the meaning of Rule 10A-3 under the Exchange Act. In addition, Mr. Cianciolo is an audit committee financial expert as that term is used in Item 401(h)(2) of Regulation S-K adopted by the Securities and Exchange Commission.

Code of Ethics

The Company has adopted a code of ethics that applies to its President and Chief Executive Officer, Vice President and Chief Financial Officer, Vice President and Treasurer, Vice President and Controller and other persons performing similar functions as identified by the President and Chief Executive Officer. The Company filed a copy of its code of ethics as Exhibit 14 to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, on an accrual basis, information concerning the compensation for services to the Company and its subsidiaries for 2003, 2002, and 2001 of those persons who were, at December 31, 2003, the Chief Executive Officer and the other four most highly compensated executive officers of the Company or its subsidiaries.

		Annual Compensation			Long-Term Compensation
					Awards	Payouts
					Securities
Name and				Other Annual	Underlying	LTIP	All Other
Principal Position	Year	Salary	Bonus	Compensation (1)	Options	Payouts	Compensation (2)

Richard L. Bready	2003	$2,500,000	$5,000,000	$295,351	1,869,149	--	$127,331
Chairman, President and	2002	1,068,768	8,230,780	61,184	50,000	$2,586,489	1,012,214
Chief Executive Officer	2001	1,051,932	6,259,140	--	--	--	612,961

Robert E. G. Ractliffe (3)	2003	$600,000	$532,380	$105,669	167,000	--	$465,445
Vice President and	2002	600,000	500,000	--	15,000	$776,122	72,945
Chief Operating Officer	2001	--	--	--	--	--	--

Almon C. Hall	2003	$410,000	$725,000	--	147,900	--	$114,760
Vice President and	2002	393,750	600,000	--	15,000	$776,122	42,447
Chief Financial Officer	2001	375,000	450,000	--	--	--	28,501

Kevin W. Donnelly	2003	$265,000	$350,000	--	96,047	--	$69,000
Vice President, General	2002	252,000	450,000	--	10,000	$258,561	16,000
Counsel and Secretary	2001	240,000	175,000	--	--	--	13,600

Edward J. Cooney (4)	2003	$240,000	$250,000	--	42,500	--	$64,000
Vice President and	2002	210,000	200,000	--	--	--	16,000
Treasurer	2001	73,913	30,000	--	15,000	--	--

(1)

Except for Messrs. Bready and Ractliffe in 2003 and Mr. Bready in 2002, the aggregate amount of any compensation in the form of perquisites and other personal benefits paid in each of the years, based on the Company's incremental cost, did not exceed the lesser of 10% of any executive officer's annual salary and bonus or $50,000. The amount for Messrs. Bready and Ractliffe in 2003 includes $246,142 and $78,346 respectively, relating to the installation of products from the Company’s subsidiaries. The amount for Mr. Bready in 2002 includes $49,410 relating to personal use of automobiles provided by the Company.

(2)

The amounts in 2003, for each of Messrs. Bready and Hall, include premiums paid by the Company for split dollar life insurance pursuant to agreements between each of them and the Company, of which $31,791 and $49 represent the term life portion of the premiums and $79,540 and $16,711 represent the non-term portion, in each case for Messrs. Bready and Hall, respectively. Pursuant to certain of the split dollar life insurance agreements, the Company will be reimbursed for premiums that it pays on the split dollar life insurance policies upon the death of the second to die of the executive and his spouse. Pursuant to other split dollar agreements between the Company and Mr. Bready, the Company will be reimbursed for premiums that it pays on split dollar life insurance policies on Mr. Bready’s life, upon the earlier of Mr. Bready’s death or the Company’s termination of such split dollar agreement.

For each of Messrs. Ractliffe, Hall, Donnelly and Cooney, includes change in control payments made in connection with the Recapitalization of $120,000, $82,000, $53,000 and $48,000.

Includes $329,445 in relocation expenses for Mr. Ractliffe.

Includes $6,000 in matching contributions and $10,000 in profit sharing contributions by the Company in 2003 for each of Messrs. Bready, Ractliffe, Hall, Donnelly and Cooney under the Company’s 401(k) Savings Plan, which is a defined contribution retirement plan.

(3)	Mr. Ractliffe’s date of hire was January 1, 2002.

(4)	Mr. Cooney's date of hire was August 20, 2001.

Stock Option Tables

Upon reorganization of Nortek into a holding company structure in November 2002, each stock option for the Nortek’s common stock and special common stock then outstanding was exchanged for a stock option to purchase an equal number of shares of the common stock or special common stock of Holdings at the same per share exercise price.

Options Granted in Last Fiscal Year

The following table provides information regarding stock options for the Company’s common stock granted to named executive officers in 2003 pursuant to the Company’s 2002 Stock Option Plan (the “Option Plan”).

			% of Total
	No. of Shares		Options		Exercise
	Underlying		Granted to		Price as of			Grant Date
	Options		Employees	Exercise	Grant		Expiration	Present
Name	Granted		in 2003	Price (3)	Date		Date	Value (4)

Richard L. Bready	1,398,849	(1)	44.29%	$10.50	$23.31	(5)	01/09/2013	$39,250,164
	470,300	(2)	14.89%	11.00	46.00		01/09/2013	3,226,258
Robert E.G. Ractliffe	87,000	(1)	2.75%	10.50	24.38	(5)	01/09/2013	2,384,279
	80,000	(2)	2.53%	11.00	46.00		01/09/2013	548,800
Almon C. Hall	67,900	(1)	2.15%	10.50	25.95	(5)	01/09/2013	1,808,326
	80,000	(2)	2.53%	11.00	46.00		01/09/2013	548,800
Kevin W. Donnelly	46,047	(1)	1.46%	10.50	24.72	(5)	01/09/2013	1,251,746
	50,000	(2)	1.58%	11.00	46.00		01/09/2013	343,000
Edward J. Cooney	7,500	(1)	0.24%	10.50	20.25		01/09/2013	225,975
	35,000	(2)	1.11%	11.00	46.00		01/09/2013	240,100

(1)	Represent Rolled Over Options which were exercisable in full as of the date of the grant.

(2)

One-third of the shares underlying theses options are Class A options and two-thirds are Class B options to purchase shares of Holdings’ common stock. Pursuant to the terms of the Option Plan, Class A options generally become exercisable on a quarterly basis over a three-year period, although Class A options will become exercisable in full when certain of the investors affiliated with Kelso have sold or disposed of at least 90% of their equity securities for cash or marketable securities in Holdings. In addition Class A options will become exercisable in full in any liquidity event which results in the Class B options becoming exercisable in full. The Option Plan defines a liquidity event as the receipt of cash or marketable securities by certain of the investors affiliated with Kelso in respect of their equity investment in Holdings.

The Class B options will become exercisable upon liquidity events relating to the equity securities held by investors affiliated with Kelso, but only if those investors receive at least 17% internal rate of return through the liquidity events. Assuming this condition is satisfied, the Class B options become exercisable ratably beginning when those investors have received at least two times the amount of their investment through the liquidity events, with such options becoming exercisable in full when the investors have received four times the amount of their investment through liquidity events.

(3)	On November 26, 2003, the Company declared a dividend of $35.00 per share which resulted in an equal reduction of the Exercise Price of the options to purchase shares of common stock of the Company.

(4)

Pre-tax amounts based on Black-Scholes option pricing model with the following assumptions: interest rates are based on the risk-free interest rate at grant date, a maximum of an expected life of 5 years, expected volatility of 38% for Rolled Over options and expected volatility of 0% for Class A and B options and a dividend yield of 0%.

(5)	Exercise prices are based upon a weighted average.

Aggregated Option Exercises in 2003 and Year-End Option Values
			Number of Unexercised		Value of Unexercised In-the-Money
			Options at Year-End		Options at Year-End (1)
	Aggregated Shares	Value
Name	Acquired on Exercise	Realized	Exercisable (2)	Unexercisable (3)	Exercisable	Unexercisable

Richard L. Bready	--	--	1,438,041	431,108	$84,465,313	$25,112,041
Robert E.G. Ractliffe	--	--	93,667	73,333	5,499,603	4,271,647
Almon C. Hall	--	--	74,567	73,333	4,377,478	4,271,647
Kevin W. Donnelly	--	--	50,214	45,833	2,947,989	2,669,772
Edward J. Cooney	7,500	$193,125	10,417	32,083	610,540	1,868,835

(1)

Calculated by multiplying the relevant number of unexercised options by the difference between the stock price for the Company’s common stock on December 31, 2003 of $69.25 (based upon a valuation prepared on November 19, 2003) and the exercise price of the options.

(2)	Includes Rolled-Over options for the named individuals for the following amounts: Bready 1,398,849; Ractliffe 87,000; Hall 67,900; Donnelly 46,047; and Cooney 7,500 and Exercisable Class A options.

(3)	Includes Unexercisable Class A options and all of the Class B options to purchase shares of Nortek Holdings common stock.

Pension and Similar Plans

Nortek’s qualified pension plan (the “Pension Plan”) was frozen as of December 31, 1995, and no further increases in benefits may occur as a result of increases in service or compensation. The benefit payable to a participant at normal retirement equals the accrued benefit as of December 31, 1995 and will be payable as a joint and 50% survivor annuity in the case of a married employee and as a single-line annuity in the case of an unmarried employee. The annual pension benefits entitled to be paid to the executive officers beginning at age 65 under the Pension Plan are as follows: Mr. Bready $160,000, Mr. Hall $52,163, Mr. Donnelly $15,574 and Mr. Ractliffe $7,891.

In 1996, Nortek established a supplemental executive retirement plan (the “SERP”), pursuant to which participants were entitled to supplemental pension payments equal to a specified percentage of their highest consecutive three-year average W-2 compensation, less amounts payable to the participant under the Pension Plan. Messrs. Bready, Hall and Donnelly were participants in the SERP. The SERP provided that, upon a change of control of Nortek, each participant would be paid a lump sum payment equal to the actuarially determined present value of the benefits payable under the SERP calculated at the time of the change in control as though retirement benefits had commenced on such date without reduction for early retirement. The Recapitalization was considered a change of control and, accordingly, Messrs. Bready, Hall and Donnelly received distributions of $73,658,948, $8,563,677 and $3,156,380, respectively, and the SERP was subsequently terminated.

Mr. Ractliffe is a participant in a Nortek supplemental executive retirement plan. His annual pension benefit under this plan entitled to be paid to him beginning at age 65 is projected to be $244,274.

Compensation of Directors
The directors of the Company are not compensated for their services. However, the Board of Directors of the Company is identical to the Board of Directors of its subsidiary, Nortek. For their services as directors of Nortek, directors who are not officers, employees or consultants of the Company or its subsidiaries, or of Kelso, receive directors’ fees from Nortek. The fees currently payable to such directors (as of January 9, 2003), are a $50,000 annual retainer, payable quarterly in advance, $1,500 per meeting ($1,000 if director participates by telephone) and $1,000 per committee meeting ($750 if director participates by telephone).
Employment Contracts, Termination of Employment and Change-in-Control Arrangements

Employment Arrangement for Mr. Bready

Mr. Bready entered into an employment agreement with the Company and Nortek that became active upon completion of the Recapitalization. The agreement replaced Mr. Bready's existing employment agreement with Nortek, entered into in 1997. The new employment agreement has a five-year term, renewable for successive one-year terms unless the Company and Nortek provide Mr. Bready with written notice of their intent not to renew the agreement at least 90 days prior to the end of the original term or any successive term. The employment agreement provides that during the employment term Mr. Bready will serve as Chairman and Chief Executive Officer of the Company and Nortek.

The employment agreement provides that the basic annual salary for Mr. Bready during the employment term would be not less than $1,068,767 for the year ended December 31, 2002 and not less than $2,500,000 per year during the remainder of the employment term. Mr. Bready’s salary for 2003 was $2,500,000. Mr. Bready is eligible for cash performance bonus awards under the employment agreement to the extent our company achieves specific levels of EBITDA. The maximum amount of such performance award in any year is $5,000,000. Mr. Bready is entitled to receive all other benefits, including medical and dental insurance, generally available to executive personnel. In addition, Mr. Bready is entitled to reimbursement of the costs of automobile and private aircraft transportation for personal and business use consistent with his employment prior to the Recapitalization.

If the employment of Mr. Bready is terminated (1) without “cause”, as defined in the employment agreement, (2) as a result of any notice not to renew his employment as described above or (3) as a result of his disability or death, Mr. Bready terminates his employment for “good reason”, as defined in the employment agreement, the Company and Nortek are obligated to pay Mr. Bready, or, in the event of death, his estate or designated beneficiary, an annual severance and other benefits for the period equal to the longer of (1) one year from the date of such termination and (2) the remaining period of the original five-year employment term. The annual severance payment in all cases is equal to $1,750,000.

If his employment is terminated for any reason, Mr. Bready has agreed not to compete with the Company and Nortek for various periods of time depending on the reason for such termination. In the event his employment is, terminated without “cause” or as a result of disability, or if he terminates his employment for “good reason”, Mr. Bready has agreed not to compete with the Company and Nortek for the duration of time in which he receives the severance payments described above. In the event his employment is terminated for “cause” or if he terminates his employment without “good reason”, Mr. Bready has agreed not to compete for a period of one year from such termination.

In 1997, Nortek made a ten-year loan to Mr. Bready in the amount of $3,000,000, repayable annually, in arrears, in installments of $300,000 principal plus accrued interest. The interest on this loan accrues daily at the applicable federal long-term rate in effect on each day the loan is outstanding, determined in accordance with Section 1274 of the Internal Revenue Code of 1986, as amended (the “Code”). Consistent with the terms of the prior employment agreement, the new employment agreement for Mr. Bready provides that the installment payment for any year is deferred until operating earnings, as defined in the agreement, for the prior fiscal year has been determined. If Mr. Bready is an employee of the Company and Nortek on the date an installment payment is due and if operating earnings for the prior fiscal year are in excess of $35,000,000, then the installment payment and accrued interest for that year will be forgiven. The installment payments under the loan will also be forgiven if Mr. Bready is terminated without “cause”, if he resigns for “good reason”, or dies or is disabled during the term of the agreement. As of December 31, 2003, the outstanding principal balance of the loan is $1,200,000 and accrued interest due of $88,304.

Subject to the limit referred to below in this paragraph, following the termination of employment of Mr. Bready for any reason, the Company and Nortek will provide, at no additional cost to Mr. Bready, lifetime medical coverage to Mr. Bready, his spouse and dependents. The lifetime medical coverage includes all medical and dental benefits provided to Mr. Bready as of the date of effectiveness of the Recapitalization. In lieu of lifetime medical coverage, Mr. Bready may request a lump sum payment in an amount to be established by the board of directors as reasonably sufficient to provide such lifetime medical coverage. The Company and Nortek have also agreed to make payments to Mr. Bready to cover any and all state and federal income taxes that may be due as a result of the provision of lifetime medical coverage as described in the three preceding sentences. In no event will the reimbursement obligations of the Company and Nortek, exclusive of the tax gross-up obligations, to provide lifetime medical coverage under the employment agreement exceed $1,000,000 in the aggregate during the lifetime of Mr. Bready and his spouse.

If it is determined that any payment or benefit provided by the Company and Nortek to Mr. Bready under the employment agreement or any other agreement or plan is subject to the 20% excise tax imposed by Section 4999 of the Code, the Company and Nortek will make an additional lump-sum payment to Mr. Bready sufficient, after giving effect to all federal, state and other taxes and charges with respect to that payment, to restore him to the same after-tax position that he would have been in if the excise tax had not been imposed.

Employment Arrangements for Messrs. Hall and Donnelly

Messrs. Hall and Donnelly have entered into employment agreements with the Company and Nortek on terms substantially similar to each other, except as otherwise noted below. Each of the employment agreements became effective upon the completion of the Recapitalization and terminates upon termination of employment. The employment agreements provide that during their respective employment, Mr. Hall will serve as Vice President and Chief Financial Officer of the Company and Nortek and Mr. Donnelly will serve as Vice President and General Counsel of the Company and Nortek.

The basic annual salary for Mr. Hall will not be less than $393,750. Mr. Hall’s salary for 2003 was $410,000. The basic annual salary for Mr. Donnelly will not be less than $252,000. Mr. Donnelly’s salary for 2003 was $265,000. Messrs. Hall and Donnelly are also eligible for incentive compensation in each year of the employment period. In each year, the incentive compensation will be in an amount recommended by the Chief Executive Officer and approved by the compensation committee of the board of directors. Messrs. Hall and Donnelly are entitled to receive all other benefits, including medical and dental insurance, generally available to executive personnel. Messrs. Hall and Donnelly are also entitled to reimbursement of the costs of automobile transportation for personal and business use consistent with their employment prior to the Recapitalization.

If employment is terminated (1) without “cause”, as defined in the employment agreement, (2) by the employee for “good reason”, as defined in the employment agreement, or (3) on account of the employee's death or disability, the Company and Nortek are obligated to pay the respective employee or his estate an annual severance for two years from the date of termination. The annual severance payments for Messrs. Hall and Donnelly would be equal to their respective basic annual salaries as of the date of termination plus the highest amount of bonus or incentive compensation, exclusive of Nortek’s 1999 Equity Performance Plan, paid or payable in cash to such employee in any one of the three calendar years immediately prior to the completion of the Recapitalization (or, if higher, the three calendar years immediately prior to such termination).

If employment is terminated without “cause”, as a result of disability, or by the employee for “good reason”, each employee has agreed not to compete with the Company and Nortek for two years from the date of the termination. In the event employment is terminated for “cause” or if the employee terminates his employment without “good reason”, each of Messrs. Hall and Donnelly has agreed not to compete for a period of one year from such termination.

Subject to the limit referred to below in this paragraph, the Company and Nortek will provide, at no additional cost to Messrs. Hall and Donnelly, lifetime medical coverage for each such employee and his spouse and dependents beginning upon such employee's termination with the Company and Nortek. The lifetime medical coverage includes all medical and dental benefits provided to each such employee as of the date of effectiveness of the Recapitalization. Each of Messrs. Hall and Donnelly are irrevocably entitled to 25% of his lifetime medical coverage and shall become irrevocably entitled to an additional 25% on each of the following three anniversaries of the completion of the Recapitalization. If the employment of Messrs. Hall or Donnelly is terminated at any time (1) by the Company and Nortek for any reason other than a conviction of the employee of a crime involving theft, embezzlement, or fraud against the employer or a civil judgment involving fraud or misappropriation by the employee against the employer, (2) as a result of death, disability or a medical emergency in his immediate family, or (3) by the employee for “good reason”, as defined in the employment agreement, the respective employee shall become irrevocably entitled to 100% of his lifetime medical coverage.

In addition the respective employee shall become irrevocably entitled to 100% of his lifetime medical coverage upon a change of control regardless of whether such employee is terminated. Following their termination of employment for any reason or in the event of a change of control, in lieu of lifetime medical coverage, Messrs. Hall and Donnelly may request a lump sum payment in an amount to be established by the board of directors as reasonably sufficient to provide the percentage of lifetime medical coverage to which he has become irrevocably entitled. In no event will the reimbursement obligations of the Company and Nortek, exclusive of tax gross-up obligations, to provide lifetime medical coverage under the employment agreement exceed $1,000,000 in the aggregate during the lifetime of the employee and his spouse. The Company and Nortek have also agreed to make payments to Messrs. Hall and Donnelly to cover any and all state and federal income taxes that may be due as a result of the provision of lifetime medical coverage as described in this paragraph.

If it is determined that any payment or benefit provided by the Company and Nortek to Messrs. Hall and Donnelly, under their respective employment agreements or any other agreement or plan is subject to the excise tax, imposed by Section 4999 of the Code, the Company and Nortek will make an additional lump-sum payment to Mr. Hall or Mr. Donnelly, as the case may be, sufficient, after giving effect to all federal, state and other taxes and charges with respect to such payment, to restore him to the same after-tax position that he would have been in if the excise tax had not been imposed.

Retention Plan

Nortek established a retention plan for its executive officers and others, other than Mr. Bready, which provides that, in consideration of each employee agreeing not to voluntarily terminate his employment or service as a consultant if there is an attempted change of control, as that term is defined in the plan, of Nortek, the individual will be entitled to an immediate payment equal to 20% of his basic annual salary, and, if the employee is terminated within the twenty-four month period following the change of control, including termination by reason of a material adverse change in the terms of employment as provided in the plan, the individual also will be entitled at the time of termination to severance pay for a period of twenty-four months following termination at an annual rate equal to his base salary plus the highest amount of bonus or incentive compensation paid or payable to him for any one of the three calendar years prior to the Recapitalization (or, if higher, the three calendar years immediately prior to such termination), and to continued medical, life insurance and other benefits for the twenty-four month period, at payment of an amount equal to the cost of providing these benefits. Notwithstanding the foregoing, the terms of the employment agreements for Messrs. Hall and Donnelly, rather than the retention plan, govern their rights to any severance pay in the event of their termination of employment following the completion of the Recapitalization.

The Recapitalization was a change of control for purposes of the retention plan. Accordingly, upon the completion of the Recapitalization, Nortek made immediate cash payments in 2003 to participants in the retention plan in the following amounts: Mr. Cooney, $48,000; Mr. Donnelly, $53,000; Mr. Hall, $82,000; Mr. Hiley, $30,000; and Mr. Ractliffe, $120,000.

Deferred Compensation Arrangements

Since March 1983, Nortek has been a party to individual deferred compensation agreements with Messrs. Bready and Hall, under which Nortek will make 180 monthly payments commencing at age 65 to each of Messrs. Bready and Hall. The annual payments to Messrs. Bready and Hall will be, assuming retirement at age 65, $60,600 and $22,000, respectively. The deferred compensation agreements provide that, in the event of a change in control, the covered executive will be paid a lump sum payment equal to the present value of the unreduced benefit that would be payable to the executive upon retirement on or after age 65. Although the Recapitalization was otherwise a change in control for purposes of the deferred compensation agreements, Mr. Bready and Mr. Hall each waived their right to receive the lump sum payment described above. Following the Recapitalization, the deferred compensation agreements and all of the obligations of Nortek remained in effect.

Compensation Committee Interlocks and Insider Participation

From January 1, 2003 through the completion of the Recapitalization on January 9, 2003, the Compensation Committee of the Board of Directors of the Company consisted of William I. Kelly and Phillip L. Cohen. After January 9, 2003 and through the end of the fiscal year, the Company has a Compensation Committee consisting of Mr. Bready, President and Chief Executive Officer of the Company, and Mr. Berney, which determines compensation of the executive officers of the Company other than Mr. Bready. Mr. Bready’s compensation is determined by the full Board of Directors of the Company. With respect to Mr. Berney, see “Financial Advisory Arrangement with Kelso” under Item 12 of this report. With respect to Mr. Berney, see “Financial Advisory Arrangement with Kelso” under Item 12 of this report.

Compensation Committee Report on Executive Compensation

The Company’s executive compensation program was administered for the 2003 fiscal year by the Board of Directors through its Compensation Committee for all executives, except for Mr. Bready whose compensation program was determined and administered by the full Board of Directors. During fiscal year 2003, the Compensation Committee of the Board of Directors of the Company and of Nortek, after January 9, 2003 and through the end of the fiscal year, consisted of Richard L. Bready and Philip E. Berney.

The Company’s policy with respect to the compensation of its executive officers, other than Messrs. Bready, Hall and Donnelly, is primarily based on the performance of the individual officer along with such other factors as compensation paid by our competitors, geographical factors, the terms of employment and salary surveys. Bonuses for executive officers are awarded on a discretionary basis by the Chief Executive Officer based on individual goals derived from the responsibilities of the individual and which are determined, in part, on the company's performance and to a greater extent on individual performance. The compensation of Messrs. Bready, Hall and Donnelly during fiscal year 2003 was governed, in part, by the terms of their employment agreements, the terms of which are set forth above under “Employment Contracts, Termination of Employment and Change-in-Control Arrangements”.

The executive officers named in the Summary Compensation Table received salary increases in 2003 based on competitive salary analyses and individual performance of job goals and objectives. Bonuses awarded such executive officers for the year reflected the achievement of individual goals, the operating performance of the company and certain units and other factors.

The full Board of Directors of Nortek and the Company are authorized to approve changes in the compensation arrangement with the Chief Executive Officer and with respect to the named executive officers.

During 2003, Mr. Bready earned a $5,000,000 bonus pursuant to his employment agreement with the Company and Nortek.

With respect to long-term incentive compensation, the Company believes that stock options are an additional incentive for executive officers and other selected key employees of Nortek Holdings and its subsidiaries and upon whose efforts the Company is largely dependent for the successful conduct of its business. The award of stock options will encourage such persons to improve operations and increase profits and to accept employment with, or remain in the employ of, Nortek Holdings or its subsidiaries. The Nortek Holdings’ stock option plan is administered by the Compensation Committee of the Board. In 2003, the Committee awarded options to its executive officers in the amounts set forth above in the table entitled “Options Granted in Last Fiscal Year”.

Five-Year Shareholder Return Comparison

The following graph compares the yearly percentage change for the last five years plus January 1, 2003 through January 9, 2003, in the cumulative total shareholder return of the Company’s Common Stock against the cumulative total return of the Russell 2000 Index and a group of peer companies which are listed below. Following the completion on January 9, 2003 of the Recapitalization, the Company’s common stock ceased to be publicly traded.

*	$100 INVESTED ON 12/31/97 IN STOCK OR INDEX- INCLUDING REINVESTMENT OF DIVIDENDS. LAST PERIOD INCLUDES CALENDAR YEAR 2002 THROUGH JANUARY 9, 2003.

The peer group companies are:

Armstrong World Industries, Inc. Fedders Corporation Masco Corporation Maytag Corporation The Stanley Works Whirlpool Corporation York International Corp.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 30, 2004, the issued and outstanding capital stock of the Company consists of (i) 397,380 shares of Class A Common Stock, par value $1.00 per share and (ii) 8,130,442 shares of Series B Convertible Preference Stock, par value $1.00 per share. The following table sets forth the beneficial ownership of the Class A Common Stock and the Series B Convertible Preference Stock of the Company, as of March 30, 2004, by the Company’s directors, by its executive officers named in the Summary Compensation Table and by its directors and executive officers as a group.

	Class A Common Stock		Series B Convertible Preference Stock
	Amount and Nature of	Percent of	Amount and Nature of	Percent of
Name (1)	Beneficial Ownership (2)	Class (3)	Beneficial Ownership (4)	Class

Philip E. Berney	--	--%	8,130,442	100%
Jeffrey C. Bloomberg	15,036	3.7	--	--
Richard L. Bready	1,722,319	92.5	--	--
Joseph M. Cianciolo	4,167	1.0	--	--
Edward J. Cooney	12,361	3.0	--	--
Kevin W. Donnelly	58,702	13.0	--	--
Almon C. Hall	96,011	20.2	--	--
David B. Hiley	11,945	2.9	--	--
Robert E.G. Ractliffe	111,111	22.4	--	--
All directors and executive
officers as a group	2,031,652	95.6%	8,130,442	100%

(1)

The address of all such persons is c/o Nortek, Inc., 50 Kennedy Plaza, Providence, Rhode Island 02903. Certain of the shares shown in the table are shown as to which the persons named in the table have the right to acquire beneficial ownership, or specified in Rule 13d-3(d)(1) promulgated under the Securities Exchange Act of 1934, as amended. Unless otherwise indicated, the persons identified in this table have sole voting and investment power with respect to all shares shown as beneficially held by them, subject to community property laws where applicable.

(2)

Includes shares subject to options outstanding and exercisable within sixty (60) days after March 30, 2004 as follows: Bready 1,464,169 shares, Hall 79,011 shares, Donnelly 52,922 shares, Ractliffe 98,111 shares, Cooney 12,361 shares, Bloomberg 4,167 shares, Cianciolo 4,167 shares and Hiley 11,945 shares.

(3)

Assuming the exercise by all of our directors and executive officers of all options to acquire Class A Common Stock exercisable or, pursuant to Rule 13d-3(d)(1), deemed exercisable, ownership percentages would be as follows: Bready 81.1%; Hall 4.5%; Donnelly 2.8%; Ractliffe 5.2%; Cooney .6%; Bloomberg .7%; Cianciolo .2%; Hiley .6%; and all directors and officers as a group 95.6%.

(4)

Mr. Berney may be deemed to share beneficial ownership of shares of Series B Convertible Preference Stock owned of record by Kelso Investment Associates VI, L.P., Kelso Nortek Investors LLC and KEP VI, LLC, by virtue of his status as a managing member of KEP VI, LLC and Kelso GP VI, LLC (which is the general partner of Kelso Investment Associates VI, L.P. and the managing member of Kelso Nortek Investors, LLC). Mr. Berney shares investment and voting power with respect to the shares of Series B Convertible Preference Stock owned by Kelso Investment Associates VI, L.P., Kelso Nortek Investors, LLC and KEP VI, LLC but disclaims beneficial ownership of such shares, except with respect to his pecuniary interest therein.

The Company’s Series B Preference Stock is convertible at any time subsequent to January 9, 2004 into one full share of Class A Common Stock. Upon occurrence of certain events, the Series B Preference Stock can automatically be converted into Class A Common Stock. The Series B Preference Stock does not provide for distributions to shareholders and has a liquidation preference of $0.01 per share. In addition to the election of directors, the consent of a majority of the Series B Preference Stockholders is required; i) to amend the certificate of incorporation of Holdings to modify the powers, preferences or special rights of the holders of the Series B Preference Stock, ii) to authorize or issue any series of capital stock ranking senior to or on parity with the Series B Preference Stock as to either payments of dividends or rights on liquidation, iii) to enter into a material transaction in excess of $50,000,000, iv) to incur indebtedness outside the ordinary course of business, v) to make certain capital expenditures, vi) to enter into agreements and arrangements with members of senior management of Holdings, vii) to create, issue, grant, deliver or sell equity securities, including warrants and options, other than under the 2002 Stock Option Plan and other agreements and arrangements in existence on or prior to the date of the completion of the Recapitalization, viii) to enter into legal settlements in excess of $25,000,000 and ix) to take any other significant actions involving the Company.

Securities Authorized for Issuance under Equity Compensation Plans
Number of
	Number of		securities remaining
	securities to be		for future issuance
	issued upon exercise	Weighted average	under equity
	of outstanding	price of outstanding	compensation plans
	options, warrants	options, warrants	(excluding securities
	and rights	and rights	on column (a))

	(a)	(b)	(c)

Equity
Compensation Plans	3,151,120	$10.70	128,100
approved by
security holders

Equity
Compensation Plans	none	N/A	none
not approved by
security holders

The only equity compensation plan of the Company is the Nortek Holdings, Inc. 2002 Stock Option Plan. See “Stock Option Tables” and the footnotes thereto in Item 11 of this Report.

Other Transactions

Other transactions between the Registrant and certain of its Executive Officers are described in Footnote 2 of the Summary Compensation Table above and in the section entitled “Employment Arrangements and Severance Agreements” of Item 11 of this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Recapitalization

On November 20, 2002, Nortek reorganized into a holding company structure and each outstanding share of capital stock of Nortek was converted into an identical share of capital stock of Holdings. On January 9, 2003, Holdings completed the Recapitalization which resulted in the acquisition of Holdings by Kelso and certain members of Nortek’s management. Pursuant to the terms of certain Exchange Agreements by and among Nortek, the Company and each of Richard L. Bready, President and CEO and director of the Company, Almon C. Hall, Vice President and CFO of the Company, Robert E.G. Ractliffe, Executive Vice President and COO of the Company, Kevin W. Donnelly, Vice President, General Counsel and Secretary of the Company, Edward J. Cooney, Vice President and Treasurer of the Company and David B. Hiley, director of the Company, Messrs. Hall, Donnelly and Hiley rolled-over all of their equity interests in Nortek as part of the Recapitalization and Messrs. Bready, Ractliffe and Cooney have sold or cashed-out a portion of their equity interests in Holdings as part of the Recapitalization and have retained or rolled-over the remainder of their interests. (See Item 12 of this Report, Security Ownership of Certain Beneficial Owners and Management.) Such members of Nortek’s management received amounts in connection with the cash-out of a portion of their equity interests in hHoldings as follows: Mr. Bready $17,166,372; Mr. Ractliffe $556,048; and Mr. Cooney $193,125. Immediately after the completion of the transaction, Kelso held approximately 79.4% of the fully-diluted equity of Holdings, and the Company’s management held approximately 18.4% (with approximately 16.0% held by Mr. Bready). Members of Nortek’s management received various amounts in connection with payments in respect of the termination of Nortek’s SERP as follows: Mr. Bready, $73,658,948; Mr. Hall, $8,563,677; and Mr. Donnelly $3,156,380; and payments under Nortek’s retention plan as follows: Mr. Cooney, $48,000; Mr. Donnelly, $53,000; Mr. Hall, $82,000; Mr. Hiley, $30,000; and Mr. Ractliffe, $120,000. (See “Pension and Similar Plans” and “Retention Plan” under Item 11 of this Report.) Mr. Hiley received a fee of $3,000,000 in connection with the transaction.

Members of the Company’s management, the Company, Nortek, Kelso and other stockholders entered into a Stockholders Agreement that sets forth the terms of their relationship as stockholders of the Company upon the completion of the Recapitalization. Under the Stockholders Agreement, members of the Cmpany’s management have customary “tag-along” rights to participate on a pro-rata basis with affiliates of Kelso in sales of equity securities of Holdings. The Stockholders Agreement also provides that members of the Company’s management will be subject to customary “drag-along” rights, which will permit affiliates of Kelso to require the certain members of the Company’s management to sell their shares pro-rata with these Kelso affiliates in a transaction involving a sale of at least 75% of the ownership by the Kelso affiliates of their equity interest in Holdings.

Certain members of the Company’s management have also been granted rights to have their shares of Nortek Holdings registered for sale under the Securities Act of 1933 in certain circumstances, pursuant to the terms of the Registration Rights Agreement by and among the Company, Kelso affiliates and certain members of the Company’s management. Nortek Holdings is only required to use “best efforts” to register the shares and is under no further obligation to the Registration Rights holders.

Mr. Bready is also a party to a Preemptive Rights Agreement with Holdings that provides him with the right to participate in any future equity financings of Holdings, subject to limited exceptions, in an amount necessary to permit Mr. Bready to maintain his fully diluted ownership interest in Holdings.

Fees Paid to Consultant

David B. Hiley, a director of the Company, provides consulting services to the Company for a fee of $12,500 per month, plus a year-end bonus of $325,000 in 2003 and for a fee of $16,667 per month plus a discretionary year-end bonus in 2004.

Financial Advisory Arrangement with Kelso

Philip E. Berney, a director of the Company, is also a managing director of Kelso. Upon completion of the Recapitalization, Nortek paid Kelso and its designees a fee of $10,500,000 and reimbursed Kelso and its designees for their expenses and entered into a financial advisory agreement with Kelso with respect to services to be provided by Kelso or some of its related parties to the Company in return for financial advisory fees to be paid annually to Kelso by Nortek. The amount of the financial advisory fee will be determined by Kelso, but will not exceed $1,500,000 per year. The financial advisory agreement includes indemnification and expense reimbursement by Nortek of Kelso and other related parties with respect to the Recapitalization, including with respect to the financing of the Recapitalization and any services to be provided by Kelso or any related party to Nortek on a going forward basis.

Equity Purchase by Director

In October 2003, Mr. Bloomberg, a member of the Company’s Board of Directors, purchased, individually and in the name of a family trust, directly from the Company 10,869 shares of the Company’s Class A Common Stock for a purchase price of $499,974.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The Company was billed $2,872,000 and $3,720,000 for audit services for the years ended December 31, 2003 and 2002, respectively. Audit fees for the year ended December 31, 2003 include fees for the audit of the Company’s annual financial statements for the years ended December 31, 2003, the audit of the combined financial statements of the Company’s subsidiary Ply Gem Industries, Inc. as of December 31, 2002 and 2001 and for each of the three years ended December 31, 2002 and as of December 31, 2003 and for the year then ended, review of the financial statements included in Nortek’s Quarterly Reports on Form 10-Q filed during 2003, professional services rendered in connection with the Company’s private placement of Senior Discount Notes, and statutory audits. Audit fees for the year ended December 31, 2002 include fees for the audit of Nortek’s annual financial statements for the years ended December 31, 2002, the re-audit of Nortek’s financial statements as of December 31, 2001 and 2000 and for each of the three years ended December 31, 2001, the review of the financial statements included in Nortek’s Quarterly Reports on Form 10-Q filed during 2002, and statutory audits.

Audit-Related Fees

The Company was billed $270,000 and $400,000 for non-audit services from the Company’s principal accountant during the year ended December 31, 2003 and 2002. Audit-related fees billed during 2003 include fees for the audits of the Company’s employee benefit plans, accounting consultations and audit procedures related to acquisitions, and consultations related to the Company’s Sarbanes-Oxley Act Section 404 project. Audit-related fees billed during 2002 include fees for the audits of Nortek’s employee benefit plans and accounting consultations related to acquisitions.

Tax Fees

The Company was billed $1,059,000 and $525,000 for professional services rendered by the Company’s accountants for tax compliance, tax advice related to acquisitions, tax advice and tax planning during the years ended December 31, 2003 and 2002, respectively.

All Other Fees

The Company was billed $16,000 for other services during 2003. Other services billed in 2003 relate to the Company’s subscription to Ernst & Young’s accounting information database and other services. The Company was not billed for other services in 2002.

PART IV

ITEM 15. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

(a)	Financial Statements and Schedules

The following documents are filed as part of this report:

1.	Financial Statements

Consolidated Statement of Operations for the period from January 10, 2003 to December 31, 2003, the period from January 1, 2003 to January 9, 2003 and the years ended December 31, 2002 and 2001

Consolidated Balance Sheet as of December 31, 2003 and 2002

Consolidated Statement of Cash Flows for the period from January 10, 2003 to December 31, 2003, the period from January 1, 2003 to January 9, 2003 and the years ended December 31, 2002 and 2001

Consolidated Statement of Stockholders’ Investment for the period from January 10, 2003 to December 31, 2003, the period from January 1, 2003 to January 9, 2003 and the years ended December 31, 2002 and 2001

Notes to Consolidated Financial Statements

Report of Independent Auditors

2.	Financial Statement Schedule

Schedule I - Consolidated Parent Company Financial Statements

Schedule II - Valuation and Qualifying Accounts

All other financial statements are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	The exhibits are listed in the Exhibit Index, which is incorporated herein by reference

(b)	Reports on Form 8-K

  March 12, 2003, Item 5, Other Events
  May 15, 2003, Item 9, Regulation FD Disclosure
  August 7, 2003, Item 7, Financial Statements and Exhibits
  November 6, 2003, Item 12, Results of Operations and Financial Condition
  December 22, 2003, Item 5, Other Events
  February 13, 2004, Item 5, Current Report
  February 17, 2004, Item 2, Acquisition or Disposition of Assets
  February 17, 2004, Item 7, Financial Statements and Exhibits
  March 1, 2004, Item 5, Current Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2004.

NORTEK, INC.

/s/ Richard L. Bready
Richard L. Bready
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of March 30, 2004.

/s/ Richard L. Bready	/s/ Philip E. Berney
Richard L. Bready, Chairman,	Philip E. Berney
President and Chief Executive Officer	Director

/s/ Almon C. Hall	/s/ Jeffrey C. Bloomberg
Almon C. Hall, Vice President,	Jeffrey C. Bloomberg
and Chief Financial Officer	Director

/s/ Joseph M. Cianciolo
Joseph M. Cianciolo
Director

/s/ David B. Hiley
David B. Hiley
Director

Consolidated Statement of Operations
	For the Periods
	Post-
	Recapitalization	Pre-Recapitalization
	Jan. 10, 2003 -	Jan. 1, 2003 -	Jan. 1, 2002 -	Jan. 1, 2001 -
	Dec. 31, 2003	Jan. 9, 2003	Dec. 31, 2002	Dec. 31, 2001
	(Amounts in thousands)

Net Sales	$1,490,073	$24,951	$1,384,125	$1,293,780

Costs and Expenses:
Cost of products sold	1,060,004	18,635	992,299	945,617
Selling, general and administrative expense	261,569	5,014	262,671	226,549
Amortization of goodwill and intangible assets	9,055	67	2,988	11,955
Expenses and charges arising from the Recapitalization	--	83,000	6,600	--

	1,330,628	106,716	1,264,558	1,184,121

Operating earnings (loss)	159,445	(81,765)	119,567	109,659
Interest expense	(57,627)	(1,054)	(52,410)	(51,748)
Loss from debt retirement	--	--	--	(5,500)
Investment income	1,482	119	5,943	8,189

Earnings (loss) from continuing operations
before provision (benefit) for income taxes	103,300	(82,700)	73,100	60,600
Provision (benefit) for income taxes	41,300	(21,800)	29,500	27,800

Earnings (loss) from continuing operations	62,000	(60,900)	43,600	32,800
Earnings (loss) from discontinued operations	12,200	(1,000)	18,900	(24,800)

Net earnings (loss)	$74,200	$(61,900)	$62,500	$8,000

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Balance Sheet
	Post-	Pre-
	Recapitalization	Recapitalization
	December 31,
	2003	2002
	(Amounts in thousands)

Assets
Current Assets:
Unrestricted
Cash and cash equivalents	$194,120	$294,804
Restricted
Cash, investments and marketable securities at cost,
which approximates fair value	1,223	2,808
Accounts receivable, less allowances of $5,880,000 and $6,003,000	214,267	179,780
Inventories:
Raw materials	54,144	51,245
Work in process	19,229	16,110
Finished goods	86,042	65,049

	159,415	132,404

Prepaid expenses	6,765	8,528
Other current assets	14,868	9,571
Prepaid income taxes	17,826	15,964
Assets of discontinued operations	494,851	567,457

Total current assets	1,103,335	1,211,316

Property and Equipment, at Cost:
Land	7,591	8,250
Buildings and improvements	67,814	85,909
Machinery and equipment	136,769	243,749

	212,174	337,908
Less accumulated depreciation	17,719	194,533

Total property and equipment, net	194,455	143,375

Other Assets:
Goodwill	678,063	287,164
Intangible assets, less accumulated amortization of
$9,122,000 and $21,081,000	94,645	43,205
Deferred income taxes	--	9,882
Deferred debt expense	12,589	19,494
Restricted investments and marketable securities held by
pension trusts (including related party amounts - see Note 8)	1,123	76,503
Other	15,770	39,887

	802,190	476,135

	$2,099,980	$1,830,826

Liabilities and Stockholder's Investment

Current Liabilities:
Notes payable and other short-term obligations	$8,120	$3,338
Current maturities of long-term debt	7,229	2,208
Accounts payable	112,772	109,073
Accrued expenses and taxes, net	151,048	133,569
Liabilities of discontinued operations	137,683	149,859

Total current liabilities	416,852	398,047

Other Liabilities:
Deferred income taxes	21,461	--
Other long-term liabilities	136,833	161,428

	158,294	161,428

Notes, Mortgage Notes and Obligations
Payable, Less Current Maturities	1,324,626	953,846

Commitments and Contingencies (Note 9)

Stockholder's Investment:
Preference stock, $1.00 par value; authorized 7,000,000 shares;
none issued as of December 31, 2003	--	--
Series B Preference Stock, $1.00 par value; authorized
19,000,000 shares; 8,130,442 shares issued and outstanding
as of December 31, 2003	8,130	--
Class A Common stock, $1.00 par value; authorized 19,000,000 shares; 397,380 shares issued and outstanding
as of December 31, 2003	397	--
Class B Common stock, $1.00 par value; authorized 14,000,000
shares outstanding; none issued as of December 31, 2003	--	--
Common stock, $1.00 par value; authorized 40,000,000
shares; 10,502,627 shares issued and outstanding
as of December 31, 2002	--	10,503
Special Common stock, $1.00 par value; authorized 5,000,000
shares; 501,224 shares issued and outstanding
as of December 31, 2002	--	501
Additional paid-in capital	172,244	108,617
Retained earnings	--	255,366
Accumulated other comprehensive income (loss)	19,437	(57,482)

Total stockholder's investment	200,208	317,505

	$2,099,980	$1,830,826

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statement of Cash Flows
	For the Periods
	Post-
	Recapitalization	Pre-Recapitalization
	Jan. 10, 2003 -	Jan. 1, 2003 -	Jan. 1, 2002 -	Jan. 1, 2001 -
	Dec. 31, 2003	Jan. 9, 2003	Dec. 31, 2002	Dec. 31, 2001
	(Amounts in thousands)

Cash Flows from operating activities:
Earnings (loss) from continuing operations	$62,000	$(60,900)	$43,600	$32,800
Earnings (loss) from discontinued operations	12,200	(1,000)	18,900	(24,800)

Net earnings (loss)	74,200	(61,900)	62,500	8,000

Adjustments to reconcile net earnings (loss) provided by (used in) operating activities:
Depreciation and amortization expense, including amortization of purchase price
allocated to inventory	31,962	653	29,118	37,121
Non-cash interest expense, net	6,352	125	3,827	3,565
Stock option and other stock compensation expense	2,071	--	--	--
(Gain) loss on sale of discontinued operations	--	--	(2,400)	34,000
Loss on debt retirement	--	--	--	5,500
Deferred federal income tax (credit) provision from continuing operations	(4,800)	5,900	(200)	(2,800)
Deferred federal income tax provision (credit) from discontinued operations	500	--	2,000	(2,000)
Effect of the Recapitalization, net	--	62,397	--	--
Changes in certain assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable, net	(18,390)	4,298	(8,782)	6,588
Inventories	(595)	(4,457)	8,426	7,356
Prepaids and other current assets	(2,145)	268	(2,742)	(1,727)
Net assets of discontinued operations	3,808	1,717	(53,143)	(11,261)
Accounts payable	(6,251)	(777)	(2,403)	7,112
Accrued expenses and taxes	60,546	(19,766)	(1,143)	20,724
Long-term assets, liabilities and other, net	(9,180)	5,837	16,218	(1,595)

Total adjustments to net earnings (loss)	63,878	56,195	(11,224)	102,583

Net cash provided by (used in) operating activities	138,078	(5,705)	51,276	110,583

Cash Flows from investing activities:
Capital expenditures	$(17,150)	$(207)	$(19,095)	$(27,141)
Net cash paid for businesses acquired	(76,016)	--	--	(1,900)
Redemption of publicly held shares in connection with the Recapitalization	(469,655)	--	--	--
Payment of fees and expenses in connection with the Recapitalization	(27,900)	--	--	--
Purchase of investments and marketable securities	(30,015)	--	(332,069)	(240,366)
Proceeds from the sale of investments and marketable securities	30,015	--	428,307	152,170
Proceeds from the sale of discontinued businesses	--	--	29,516	45,000
Change in restricted cash and investments	1,028	(49)	(2,867)	(34,194)
Other, net	(663)	109	(4,097)	1,822

Net cash provided by (used in) investing activities	$(590,356)	$(147)	$99,695	$(104,609)

Cash Flows from financing activities:
Sale of 10% Senior Discount Notes due 2011, net of fees	$339,522	$--	$--	$--
Sale of 9 7/8% Senior Subordinated Notes due 2011	--	--	--	241,800
Redemption of 9 7/8% Senior Subordinated Notes due 2004	--	--	--	(207,700)
Increase (decrease) in borrowings, net	2,658	(1,313)	(12,143)	(12,558)
Issuance of preferred and common stock in connection with the Recapitalization	359,185	--	--	--
Dividend to preferred and common stockholders	(298,474)	--	--	--
Cash distributions to stock option holders	(41,600)	--	--	--
Purchase of common and special common stock	--	--	(1)	(3)
Issuance of 32,608 shares of class A common stock	1,500	--	--	--
Exercise of stock options	--	--	631	1,307
Other, net	7	(4,039)	(4,022)	48

Net cash provided (used in) by financing activities	362,798	(5,352)	(15,535)	22,894

Net increase (decrease) in unrestricted cash and cash equivalents	(89,480)	(11,204)	135,436	28,868
Unrestricted cash and cash equivalents at the beginning of the period	283,600	294,804	159,368	130,500

Unrestricted cash and cash equivalents at the end of the period	$194,120	$283,600	$294,804	$159,368

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statement of Stockholder's Investment For the Year Ended December 31, 2001 (Dollar amounts in thousands)

						Accumulated
		Special	Additional			Other
	Common	Common	Paid-in	Retained	Treasury	Comprehensive	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Loss	Income (Loss)

Balance, December 31, 2000	$18,753	$828	$208,813	$184,866	$(111,682)	$(19,367)	$--
Net earnings	--	--	--	8,000	--	--	8,000
Other comprehensive loss:
Currency translation adjustment	--	--	--	--	--	(4,444)	(4,444)
Minimum pension liability net of
tax of $8,969	--	--	--	--	--	(15,823)	(15,823)
Unrealized decline in the fair value
of marketable securities	--	--	--	--	--	(91)	(91)

Comprehensive loss							$(12,358)

13,721 shares of special common stock
converted into 13,721 shares of
common stock	14	(14)	--	--	--	--
62,504 shares of common stock issued
upon exercise of stock options	62	--	1,401	--	--	--
130 shares of treasury stock acquired	--	--	--	--	(3)	--

Balance, December 31, 2001	$18,829	$814	$210,214	$192,866	$(111,685)	$(39,725)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statement of Stockholder's Investment For the Year Ended December 31, 2002 (Dollar amounts in thousands)

		Nortek
	Nortek	Holdings		Nortek				Accumulated
	Holdings	Special	Nortek	Special	Additional			Other
	Common	Common	Common	Common	Paid-in	Retained	Treasury	Comprehensive	Comprehensive
	Stock	Stock	Stock	Stock	Capital	Earnings	Stock	Loss	Income (Loss)

Balance, December 31, 2001	$--	$--	$18,829	$814	$210,214	$192,866	$(111,685)	$(39,725)	$--
Net earnings	--	--	--	--	--	62,500	--	--	62,500
Other comprehensive income (loss):
Currency translation adjustment	--	--	--	--	--	--	--	5,250	5,250
Minimum pension liability net of
tax of $12,920	--	--	--	--	--	--	--	(22,701)	(22,701)
Unrealized decline in the fair value
of marketable securities	--	--	--	--	--	--	--	(306)	(306)

Comprehensive income									$44,743

22,390 shares of special common stock
converted into 22,390 shares of
common stock	--	--	22	(22)	--	--	--	--
28,963 shares of common stock issued
Upon exercise of stock options	--	--	29	--	682	--	--	--
The effect of directors’ stock options	--	--	--	--	739	--	--	--
33 shares of treasury stock acquired	--	--	--	--	--	--	(1)	--
Nortek Holdings Reorganization (See
Notes 1, 2 and 7)	10,503	501	(18,880)	(792)	(103,018)	--	111,686	--

Balance, December 31, 2002	$10,503	$501	$--	$--	$108,617	$255,366	$--	$(57,482)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statement of Stockholder's Investment For the Period from January 1, 2003 to January 9, 2003 (Dollar amounts in thousands)

							Accumulated
	Series B	Class A		Special	Additional		Other
	Preference	Common	Common	Common	Paid-in	Retained	Comprehensive	Comprehensive
	Stock	Stock	Stock	Stock	Capital	Earnings	Loss	Income (Loss)

Balance, December 31, 2002	$--	$--	$10,503	$501	$108,617	$255,366	$(57,482)	$--
Net loss	--	--	--	--	--	(61,900)	--	(61,900)
Other comprehensive income (loss):
Currency translation adjustment	--	--	--	--	--	--	1,096	1,096
Minimum pension liability net of
tax of $9,906	--	--	--	--	--	--	18,398	18,398

Comprehensive loss								$(42,406)

Settlement of stock options held by
employees, net of taxes of $1,710	--	--	--	--	(3,000)	--	--

Subtotal	--	--	10,503	501	105,617	193,466	(37,988)

Effect of the Recapitalization	8,130	365	(10,503)	(501)	328,857	(193,466)	37,988

Balance, January 9, 2003	$8,130	$365	$--	$--	$434,474	$--	$--

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statement of Stockholder's Investment For the Period from January 10, 2003 to December 31, 2003 (Dollar amounts in thousands)

					Accumulated
	Series B		Additional		Other
	Preference	Common	Paid-in	Retained	Comprehensive	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Income (Loss)

Balance, January 9, 2003	$8,130	$365	$434,474	$--	$--	$--
Net earnings	--	--	--	74,200	--	74,200
Other comprehensive income (loss):
Currency translation adjustment	--	--	--	--	19,501	19,501
Minimum pension liability, net of
tax of $35	--	--	--	--	(64)	(64)

Comprehensive income						$93,637

Issuance of 32,608 shares of Class A
Common Stock	--	32	1,468	--	--
Dividend to common and preferred
stockholders	--	--	(224,274)	(74,200)	--
Cash distribution to stock option holders	--	--	(41,600)	--	--
Stock option and other stock compensation
expense	--	--	2,179	--	--
Other, net	--	--	(3)	--	--

Balance, December 31, 2003	$8,130	$397	$172,244	$--	$19,437

The accompanying notes are an integral part of these Consolidated Financial Statements.

NORTEK HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nortek Holdings, Inc. and its continuing wholly-owned subsidiaries (individually and collectively, the “Company” or “Holdings”) are diversified manufacturers of residential and commercial building products, operating within two principal segments (see Note 10 for a discussion of discontinued operations related to the Company’s subsidiary, Ply Gem Industries, Inc. (“Ply Gem”) and Ply Gem’s current and former subsidiaries): the Residential Building Products Segment and the Air Conditioning and Heating Products Segment. Through these remaining principal segments, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the residential and commercial construction, manufactured housing, and the do-it-yourself (“DIY”) and professional remodeling and renovation markets.

The consolidated financial statements prior to November 20, 2002 reflect the financial position, results of operations and cash flows of Nortek, Inc. (“Nortek”), the predecessor company. On November 20, 2002, Nortek and Holdings reorganized into a holding company structure and each outstanding share of capital stock of Nortek was converted into an identical share of capital stock of Holdings, a Delaware corporation formed in 2002, with Holdings becoming the successor public company and Nortek becoming a wholly-owned subsidiary of Holdings (the “Holdings Reorganization”). Subsequent to November 20, 2002, the consolidated financial statements reflect the financial position, results of operations and cash flows of Holdings (the successor company). On January 9, 2003, Holdings was acquired by certain affiliates and designees of Kelso & Company L.P. (“Kelso”) and certain members of Nortek’s management (the “Management Investors”) in accordance with the Agreement and Plan of Recapitalization by and among Nortek, Inc., Nortek Holdings, Inc. and K Holdings, Inc. (“K Holdings”) dated as of June 20, 2002, as amended, (the “Recapitalization Agreement”) in a transaction valued at approximately $1.6 billion, including all of the Company’s indebtedness (the “Recapitalization”) (see Notes 2 and 7).

Beginning on January 9, 2003, the Company accounted for the Recapitalization as a purchase in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”), which resulted in a new valuation for the assets and liabilities of the Company and its subsidiaries based upon fair values as of the date of the Recapitalization. SFAS No. 141 requires the Company to establish a new basis for its assets and liabilities based on the amount paid for its ownership at January 9, 2003. Accordingly, the Company’s ownership basis (including the fair value of options rolled over by the Management Investors) is reflected in the Company’s consolidated financial statements beginning upon completion of the Recapitalization. The Company’s purchase price of approximately $586,266,000, including net dividends and distributions from Nortek of approximately $115,397,000 to fund the Recapitalization, was allocated to the assets and liabilities based on their relative fair values and approximately $442,969,000 was reflected in Stockholders’ Investment as the value of the Company’s ownership upon completion of the Recapitalization. Immediately prior to the Recapitalization, Stockholders’ Investment was approximately $272,099,000.

The Company completed the final allocation of purchase price as of October 5, 2003, which reflects the excess purchase price over the net assets acquired in the Recapitalization. The following table shows a comparison of the initial allocation of purchase price reflected in Nortek’s Form 10-Q for the quarter ended April 5, 2003 and the final allocation of purchase price included in the Company’s accompanying Consolidated Financial Statements for the year ended December 31, 2003, both of which include amounts allocated to discontinued operations which were sold subsequent to January 9, 2003 (see Note 10):

	Initial	Final
	Allocation	Allocation

Inventories	$13,234,000	$12,908,000
Property, plant and equipment	102,474,000	38,035,000
Intangible assets	72,953,000	21,686,000
Indebtedness	(33,777,000)	(33,777,000)
Pension and post retirement health care benefits	(32,195,000)	(23,781,000)
Prepaid and deferred income taxes	(38,325,000)	(11,370,000)
Goodwill	227,671,000	310,240,000
Other	--	226,000

Total	$312,035,000	$314,167,000

The following is a summary of the material adjustments made to the initial allocation of purchase price and the final allocation of purchase price:

  Purchase price increased by $2,132,000 from $584,134,000 to $586,266,000 due to refinements made to the fair value of the options to purchase common stock of the Management Investors that were included in the purchase price as they were exchanged for fully vested options to purchase common stock of the new entity (see Note 2).

  The change in the allocations to property, plant and equipment and intangible assets reflect adjustments recorded based upon the finalization of the Company’s asset appraisals for each of the Company’s significant locations in the fourth quarter of 2003.

  The change in the allocations to pension and post retirement health benefits reflect adjustments recorded subsequent to April 5, 2003 based upon the finalization of the Company’s actuarial studies for significant pension and post retirement health benefit liabilities.

  The change in the allocation to prepaid and deferred income taxes principally reflects the deferred tax consequences of the adjustments made to property, plant and equipment, intangible assets and pensions and post-retirement health benefits discussed above.

  The increase in the allocation to goodwill principally reflects the net impact of the changes to property, plant and equipment, intangible assets, pensions and post-retirement health benefits and prepaid and deferred income taxes and the $2,132,000 of additional purchase price discussed above. Goodwill associated with the Recapitalization will not be deductible for federal, state or foreign income tax purposes.

The following table shows a comparison of the initial allocation of purchase price reflected in the quarter ended April 5, 2003 and the final allocation of purchase price for the year ended December 31, 2003 allocated to discontinued operations which were discontinued subsequent to January 9, 2003 (see Note 10):

	Initial	Final
	Allocation	Allocation

Fair Value Adjustments:
Inventories	$892,000	$892,000
Property, plant and equipment	30,429,000	3,026,000
Intangible assets	(2,429,000)	(18,429,000)
Prepaid and deferred income taxes	(12,972,000)	5,450,000
Goodwill	(11,513,000)	(40,567,000)
Other	90,000	542,000

Total	$4,497,000	$(49,086,000)

The following table presents a summary of the activity in goodwill for continuing operations and discontinued operations for the period from January 10, 2003 to December 31, 2003, the period from January 1, 2003 to January 9, 2003 and the years ended December 31, 2002 and 2001. Goodwill related to discontinued operations is included in assets of discontinued operations in the accompanying consolidated balance sheets as of December 31, 2003 and 2002.

	Continuing	Discontinued
	Operations	Operations	Total
	(Amounts in thousands)

Balance as of December 31, 2000	$302,899	$279,537	$582,436
Amortization of goodwill	(8,718)	(7,676)	(16,394)
Purchase accounting adjustments	(6,551)	(380)	(6,931)
Impact of foreign currency translation	(1,234)	72	(1,162)

Balance as of December 31, 2001	286,396	271,553	557,949
Purchase accounting adjustments	426	(3,401)	(2,975)
Allocated to subsidiary sold	--	(4,200)	(4,200)
Impact of foreign currency translation	342	46	388

Balance as of December 31, 2002	287,164	263,998	551,162
Impact of foreign currency translation	269	74	343

Balance as of January 9, 2003	287,433	264,072	551,505
Effect of Recapitalization	350,807	(40,567)	310,240
Acquisitions during the period from January 10, 2003 to December
31, 2003	46,248	--	46,248
Purchase accounting adjustments	(11,979)	(4,195)	(16,174)
Impact of foreign currency translation	5,554	667	6,221

Balance December 31, 2003	$678,063	$219,977	$898,040

Goodwill associated with the Recapitalization will not be deductible for income tax purposes. Approximately $7,300,000 of the goodwill associated with acquisitions during the period from January 10, 2003 to December 31, 2003 will be deductible for income tax purposes. Purchase accounting adjustments relate principally to final revisions resulting from the completion of fair value adjustments and adjustments to deferred income taxes that impact goodwill.

During the period from January 10, 2003 to December 31, 2003, the Company reflected amortization of purchase price allocated to inventory of approximately $4,600,000 in continuing operations in cost of sales related to inventory acquired as part of the Recapitalization. No similar amortization was required for such inventory in 2002 under the Company’s historical basis of accounting.

In connection with both the initial and final allocations of purchase price to property, plant and equipment acquired as part of the Recapitalization, the Company assigned new useful lives based upon the initial estimate and then the final remaining useful lives adopted from the date of the Recapitalization, respectively, in order to determine depreciation expense for all periods subsequent to the Recapitalization. For the period from January 10, 2003 to December 31, 2003, the Company reflected approximately $8,057,000 of lower depreciation expense in continuing operations in cost of sales as compared to the Company’s historical basis of accounting prior to the Recapitalization. The lower depreciation expense reflects the favorable impact of approximately $12,212,000 related to revisions to the remaining useful lives, which was partially offset by the unfavorable impact of approximately $4,155,000 related to the increase in property, plant and equipment related to the allocation of purchase price. Depreciation expense related to property, plant and equipment acquired as part of the Recapitalization was recorded based upon the initial allocation of purchase price and initial estimated useful lives for the period from January 10, 2003 to October 4, 2003 and based upon the final allocation of purchase price and final useful lives adopted for the period from October 5, 2003 to December 31, 2003. Depreciation expense would have been approximately $3,633,000 higher for the period from January 10, 2003 to December 31, 2003 if the final allocation of purchase price and final remaining useful lives adopted had been used to record depreciation expense for the period from January 10, 2003 to October 4, 2003, primarily due to the final remaining useful lives adopted being shorter than the initial estimates, which was partially offset by the reduction in the final purchase price allocation.

In connection with both the initial and final allocations of purchase price to intangible assets acquired as part of the Recapitalization, the Company assigned new useful lives based upon the initial estimated and then the final remaining useful lives adopted from the date of the Recapitalization, respectively, in order to determine amortization expense for all periods subsequent to the Recapitalization. For the period from January 10, 2003 to December 31, 2003, the Company reflected in continuing operations approximately $6,325,000 of higher amortization of intangible assets as compared to the Company’s historical basis of accounting prior to the Recapitalization. The higher amortization reflects the combination of the unfavorable impact of approximately $1,460,000 related to revisions to the remaining useful lives adopted and the unfavorable impact of approximately $4,865,000 related to the increase in intangible assets as a result of the allocation of purchase price. Amortization expense related to intangible assets acquired as part of the Recapitalization was recorded based upon the initial allocation of purchase price and estimated useful lives for the period from January 10, 2003 to October 4, 2003 and based upon the final allocation of purchase price and final useful lives adopted for the period from October 5, 2003 to December 31, 2003. Amortization expense would have been approximately $1,839,000 higher for the period from January 10, 2003 to December 31, 2003 if the final allocation of purchase price and final remaining useful lives adopted had been used to record amortization expense for the period from January 10, 2003 to October 4, 2003, primarily due to the final remaining useful lives adopted being shorter than the initial estimates, which was partially offset by the reduction in the amount of the allocation of purchase price allocated to intangible assets other than goodwill.

As a result of the allocation of purchase price to indebtedness, during the period from January 10, 2003 to December 31, 2003, the Company reflected approximately $5,700,000 of lower interest expense as compared to the Company’s historical basis of accounting prior to the Recapitalization.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and all of its wholly-owned continuing subsidiaries after elimination of intercompany accounts and transactions. Certain amounts in the prior years’ Consolidated Financial Statements have been reclassified to conform to the current year presentation.

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

Recognition of Sales and Related Costs, Incentives and Allowances

The Company recognizes sales upon the shipment of its products net of applicable provisions for discounts and allowances. Allowances for cash discounts, volume rebates and other customer incentive programs, as well as gross customer returns, among others, are recorded as a reduction of sales at the time of sale based upon the estimated future outcome. Cash discounts, volume rebates and other customer incentive programs are based upon certain percentages agreed to with the Company’s various customers, which are typically earned by the customer over an annual period. The Company records periodic estimates for these amounts based upon the historical results to date, estimated future results through the end of the contract period and the contractual provisions of the customer agreements. For calendar year customer agreements, the Company is able to adjust its periodic estimates to actual amounts as of December 31 each year based upon the contractual provisions of the customer agreements. For those customers who have agreements that are not on a calendar year cycle, the Company records estimates at December 31 consistent with the above described methodology. Customer returns are recorded on an actual basis throughout the year and also include an estimate at the end of each reporting period for future customer returns related to sales recorded prior to the end of the period. The Company generally estimates customer returns based upon the time lag that historically occurs between the date of the sale and the date of the return while also factoring in any new business conditions that might impact the historical analysis such as new product introduction. The Company also provides for its estimate of warranty, bad debts and shipping costs at the time of sale. Shipping and warranty costs are included in cost of products sold. Bad debt provisions are included in selling, general and administrative expense. The amounts recorded are generally based upon historically derived percentages while also factoring in any new business conditions that might impact the historical analysis such as new product introduction for warranty and bankruptcies of particular customers for bad debts.

Cash, Investments and Marketable Securities
Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less which are readily convertible into cash.

At December 31, 2003 and 2002, the Company did not have any marketable securities available for sale. During the fourth quarter of 2002, all marketable securities available for sale matured and the proceeds were invested in short-term investments.

The Company has classified as restricted in the accompanying consolidated balance sheet certain investments and marketable securities that are not fully available for use in its operations. At December 31, 2003 and 2002, approximately $2,346,000 (of which $1,223,000 is included in current assets) and $79,311,000 (of which $2,808,000 is included in current assets), respectively, of cash, investments and marketable securities have been pledged as collateral or are held in pension trusts (including related party amounts) for insurance, employee benefits and other requirements (see Notes 2 and 8).

Disclosures About Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents-- The carrying amount approximates fair value because of the short maturity of those instruments.

Investments -- The fair value of investments are based on quoted market prices. The fair value of investments was not materially different from their cost basis at December 31, 2003 or 2002.

Long-Term Debt--At December 31, 2003, the fair value of the Company’s long-term indebtedness was approximately $69,800,000 higher, before unamortized premium ($17,600,000 higher, before original issue discount, at December 31, 2002), than the amount on the Company’s consolidated balance sheet. At December 31, 2003, the carrying value of the Company’s 10% Senior Discount Notes due May 15, 2011 (“Senior Discount Notes”) was approximately $352,916,000 and will continue to accrete interest until November 15, 2007, at which time the carrying value of the obligation will be $515,000,000 (see Note 6).

Inventories

Inventories in the accompanying consolidated balance sheet are valued at the lower of cost or market. At December 31, 2003 and 2002, approximately $91,099,000 and $78,909,000 of total inventories, respectively, were valued on the last-in, first-out method (“LIFO”). Under the first-in, first-out method (“FIFO”) of accounting, such inventories would have been approximately $7,755,000 lower and $840,000 higher at December 31, 2003 and 2002, respectively. All other inventories were valued under the FIFO method. In connection with both LIFO and FIFO inventories, the Company will record provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold.

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

Purchase price allocated to the fair value of inventory is amortized over the estimated period in which the inventory will be sold.

Intangible Assets and Goodwill

In the third quarter of 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” (“SFAS No. 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets but does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets and, as required by the standard, applied this accounting standard as of January 1, 2001. Adoption of this accounting standard did not result in any material changes in net earnings from accounting standards previously applied. Adoption of this standard did result in the accounting for the gain (loss) on the sale of certain businesses and their related operating results as discontinued operations. The presentation for all periods presented has been reclassified to conform to the new standard (see Note 10).

Subsequent to June 30, 2001, the Company accounts for acquired goodwill and intangible assets in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”). Prior to July 1, 2001, the Company accounted for acquired goodwill and intangible assets in accordance with APB No. 16, “Business Combinations” (“APB No. 16”). Purchase accounting required by SFAS No. 141 and APB No. 16 involves judgment with respect to the valuation of the acquired assets and liabilities in order to determine the final amount of goodwill. The Company believes that the estimates that it has used to record prior acquisitions were reasonable and in accordance with SFAS No. 141 and APB No. 16 (see Note 3).

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill and intangible assets determined to have an indefinite useful life are no longer amortized, instead these assets are evaluated for impairment on an annual basis and whenever events or business conditions warrant. All other intangible assets will continue to be amortized over their remaining estimated useful lives and are evaluated for impairment in accordance with the provisions of SFAS No. 144. The adoption of SFAS No. 142 did not result in any material changes to the Company’s accounting for intangible assets. The Company has evaluated the carrying value of goodwill and determined that no impairment exists and therefore no impairment loss was required to be recorded in the Company’s Consolidated Financial Statements as a result of adopting SFAS No. 142.

In accordance with SFAS No. 144, the Company has evaluated the realizability of non-goodwill long-lived assets, which primarily consist of property, plant and equipment and intangible assets (the “SFAS No. 144 Long-Lived Assets”) based on expectations of non-discounted future cash flows for each subsidiary having a material amount of SFAS No. 144 Long-Lived Assets. If the sum of the expected non-discounted future cash flows is less than the carrying amount of all assets including SFAS No. 144 Long-Lived Assets, the Company would recognize an impairment loss. The Company’s cash flow estimates are based upon historical cash flows, as well as future projected cash flows received from subsidiary management in connection with the annual Company wide planning process, and include a terminal valuation for the applicable subsidiary based upon a multiple of earnings before interest expense, net, depreciation and amortization expense and income taxes (“EBITDA”). The Company estimates the EBITDA multiple by reviewing comparable company information and other industry data. The Company believes that its procedures for estimating gross future cash flows, including the terminal valuation, are reasonable and consistent with current market conditions. Based on its most recent analysis, the Company believes that no material impairment of SFAS No. 144 Long-Lived Assets exists at December 31, 2003. Prior to the adoption of SFAS No. 144 and SFAS No. 142, the Company accounted for the impairment of long-lived assets, including goodwill, in accordance with the then existing accounting standards and did not result in any impairment losses in prior years.

Intangible assets consist principally of patents, trademarks, customer relationships and non-compete agreements and are amortized on a straight-line basis over a weighted average estimated useful life of approximately 8.5 years. Amortization of intangible assets charged to operations amounted to approximately $9,055,000, $67,000, $2,988,000 and $3,237,000 for period from January 10, 2003 to December 31, 2003, the period from January 1, 2003 to January 9, 2003, and the years ended December 31, 2002 and 2001, respectively. The table that follows presents the major components of intangible assets as of December 31, 2003 and 2002:

				Weighted
				Average
	Gross Carrying	Accumulated	Net Intangible	Remaining
	Amount	Amortization	Assets	Useful Lives
	(Amounts in thousands except for Useful Lives)

December 31, 2003:
Trademarks	$51,396	$(3,257)	$48,139	15.0
Patents	16,908	(680)	16,228	16.1
Customer relationships	29,965	(4,883)	25,082	4.6
Other	5,498	(302)	5,196	4.7

	$103,767	$(9,122)	$94,645	8.5

December 31, 2002:
Trademarks	$43,613	$(8,365)	$35,248
Patents	8,331	(1,658)	6,673
Other	12,342	(11,058)	1,284

	$64,286	$(21,081)	$43,205

As of December 31, 2003, the estimated annual intangible asset amortization expense for each of the succeeding five years aggregates approximately $54,100,000 as follows:

Year Ended	Annual Amortization
December 31,	Expense
(Amounts in thousands)
(Unaudited)

2004	$13,200
2005	13,200
2006	12,000
2007	10,200
2008	5,500

The Company has classified as goodwill the cost in excess of fair value of the net assets (including tax attributes) of companies acquired in purchase transactions. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over 40 years through December 31, 2001. Goodwill amortization related to continuing operations and discontinued operations was approximately $8,718,000 and $7,676,000, respectively for 2001, as determined under the then applicable accounting principles generally accepted in the United States. See Note 11 for a rollforward of the activity in goodwill by operating segment for the years ended December 31, 2003 and 2002.

The table that follows presents earnings from continuing operations and net earnings for the year ended December 31, 2001, as adjusted to reflect the elimination of goodwill amortization expense and the related income tax impact:

	For the Year Ended
	December 31, 2001
	Earnings from
	Continuing
	Operations	Net Earnings
	(Amounts in thousands)
	(Unaudited)

As reported in the accompanying
consolidated statement of operations	$32,800	$8,000
Eliminate goodwill amortization expense	8,718	16,394
Eliminate related tax impact	(118)	(294)

As adjusted	$41,400	$24,100

Pensions and Post Retirement Health Benefits

The Company accounts for pensions, including supplemental executive retirement plans, and post retirement health benefit liabilities under SFAS No. 87 “Employers' Accounting for Pensions” (“SFAS No. 87”) and SFAS No. 106, “Employers' Accounting for Post Retirement Benefits Other Than Pensions” (“SFAS No. 106”). SFAS No. 87 and SFAS No. 106 require the estimating of such items as the long-term average return on plan assets, the discount rate, the rate of compensation increase and the assumed medical cost inflation rate. Such estimates require a significant amount of judgment.

Insurance Liabilities

The Company records insurance liabilities and related expenses for health, workers compensation, product and general liability losses and other insurance reserves and expenses in accordance with either the contractual terms of its policies or, if self-insured, the total liabilities that are estimable and probable as of the reporting date. Insurance liabilities are recorded as current liabilities to the extent they are expected to be paid in the succeeding year with the remaining requirements classified as long-term liabilities. The accounting for self-insured plans requires that significant judgments and estimates be made both with respect to the future liabilities to be paid for known claims and incurred but not reported claims as of the reporting date. The Company considers historical trends when determining the appropriate insurance reserves to record in the consolidated balance sheet for a substantial portion of its workers compensation and general and product liability losses. In certain cases where partial insurance coverage exists, the Company must estimate the portion of the liability that will be covered by existing insurance policies to arrive at the net expected liability to the Company.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with SFAS No. 109 “Accounting for Income Taxes” (“SFAS No. 109”), which requires that the deferred tax consequences of temporary differences between the amounts recorded in the Company’s Consolidated Financial Statements and the amounts included in the Company’s federal and state income tax returns be recognized in the balance sheet. As the Company generally does not file their income tax returns until well after the closing process for the December 31 financial statements is complete, the amounts recorded at December 31 reflect estimates of what the final amounts will be when the actual income tax returns are filed for that fiscal year. In addition, estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states that the Company and its subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future. SFAS No. 109 requires balance sheet classification of current and long-term deferred income tax assets and liabilities based upon the classification of the underlying asset or liability that gives rise to a temporary difference (see Note 5).

Interest Allocation to Dispositions

The Company allocates interest to dispositions that qualify as a discontinued operation for debt instruments which, are entered into specifically and solely with the entity disposed of and from debt which is settled with proceeds received from the disposition.

Stock-Based Compensation of Employees, Officers and Directors

In the fourth quarter of 2003, the Company adopted the fair value method of accounting for stock-based employee compensation in accordance with, SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and recorded pre-tax charges of approximately $1,400,000 in selling, general and administrative expense and $100,000 in earnings from discontinued operations in the accompanying consolidated statement of operations for the period January 10, 2003 to December 31, 2003 related to stock options issued during the period. No stock options were issued during the period from January 1, 2003 to January 9, 2003. The Company had previously accounted for stock-based employee compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), including related interpretations, and followed the disclosure only provisions of SFAS No. 123. The Company adopted SFAS No. 123 using the prospective method of transition in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”). The prospective method under SFAS No. 148 required the Company to adopt SFAS No. 123 effective January 1, 2003 for all employee awards granted, modified, or settled after January 1, 2003. Of the $1,400,000 total charge, approximately $700,000, $200,000, $300,000 and $200,000 related to the period from January 10, 2003 to April 5, 2003 and the quarters ended July 5, 2003, October 4, 2003 and December 31, 2003, respectively. In addition, in the fourth quarter of 2003, the Company recorded a $600,000 compensation based charge related to the sale of certain capital stock.

During the period from January 1, 2003 to January 9, 2003, the Company had previously recorded a pre-tax stock-based employee compensation charge of approximately $4,710,000 (approximately $3,000,000 net of tax) related to the cash settlement and cancellation of outstanding stock options that were tendered in connection with the Recapitalization in accordance with the provisions of APB 25. In connection with the adoption of SFAS No. 123, the compensation charge, net of tax, of approximately $3,000,000 was reclassified in accordance with the provisions of SFAS No. 123 to be reflected as an equity adjustment to additional paid-in capital in the accompanying consolidated statement of stockholders’ investment for the period from January 1, 2003 to January 9, 2003.

The following tables summarize the Company’s common and special common stock option transactions for stock options issued prior to the Recapitalization and Class A stock options issued subsequent to the Recapitalization, including options held by the Management Investors that were exchanged in connection with the Recapitalization. Options issued prior to the Holdings Reorganization on November 20, 2002 for the common and special common stock of Nortek were converted to options to purchase the common and special common stock of Holdings in connection with the Holdings Reorganization (see Note 7).

Stock Options Issued:
				Weighted
				Average
	Number	Option Price		Exercise
	Of Shares	Per Share		Price

Options outstanding at December 31, 2000	2,040,663	$8.75-	$33.06	$23.39
Granted	33,100	20.25-	27.65	24.30
Exercised	(65,954)	8.75-	22.94	21.45
Canceled	(24,000)	21.63-	27.65	23.07

Options outstanding at December 31, 2001	1,983,809	$8.75-	$33.06	$23.47
Granted	133,300	26.33-	44.16	26.44
Exercised	(28,963)	20.44-	22.94	21.79
Canceled	(2,600)	21.63-	22.94	21.93

Options outstanding at December 31, 2002	2,085,546	$8.75-	$44.16	$23.69
Exercised and tendered in connection with the
Recapitalization	(217,226)	20.25-	44.16	24.81

Options canceled and exchanged for new Class A stock options
in connection with the Recapitalization on January 9, 2003	1,868,320	$8.75-	$33.06	$23.56
Granted	443,266	46.00-	46.00	46.00
Canceled	(2,333)	46.00-	46.00	46.00

Options outstanding at December 31, 2003	2,309,253	$10.50-	$11.00	$10.62

As of December 31, 2002 and 2001, 1,948,525 and 1,854,411, respectively, of options to acquire shares of common and special common stock were exercisable.

As defined by the stock option plans, all options became fully vested upon the completion of the Recapitalization on January 9, 2003. Options to purchase 217,226 of common stock of the Company were exercised and tendered in connection with the Recapitalization for a cash settlement of approximately $4,700,000. Options to purchase 1,868,320 shares of common stock and special common stock of the Company, that were rolled-over by the Management Investors, were exchanged for fully vested stock options to purchase an equal number of shares of Class A Common Stock of the Company at the same price per share (the “Rollover Options”). Such rolled-over options will expire on January 9, 2013 (see Note 2).

In connection with a dividend of approximately $298,474,000 paid to the Company’s shareholders in the fourth quarter of 2003, option holders of the Rollover Options received a cash distribution of approximately $41,600,000 (see Note 7), which was treated as a charge to additional paid-in capital in the accompanying consolidated statement of stockholders’ investment in accordance with the provisions of SFAS No. 123. The distribution to each individual option holder was equal to the number of shares held multiplied by the lesser of (i) $35 per share or (ii) $46 per share minus the amount per share the exercise price was reduced. In conjunction with this shareholder distribution, the Company adjusted the exercise price of all of the Rollover Options to equal $10.50 per share and all of the other Class A stock options to equal $11.00 per share, which has been reflected in the above table.

The Rollover Options are fully vested and the other Class A common stock options vest quarterly in equal installments over three years. As of December 31, 2003, 1,977,026 of Class A common stock options were exercisable. The weighted average remaining contractual life for all Class A stock options is approximately 9 years. As of December 31, 2003, there was approximately $2,500,000 of remaining unamortized stock-based employee compensation with respect to the Class A stock options, which will be amortized on a pro-rata basis over the remaining vesting period for the respective options.

In 2003, the Company issued 846,534 of Class B common stock options of which 841,867 remain outstanding at December 31, 2003 as 4,667 of Class B common stock options were cancelled during the year. The Class B stock options only vest in the event that certain performance-based criteria, as defined, are met. The weighted average remaining contractual life for all Class B stock options is approximately 9 years. No stock–based employee compensation charges have been recognized for the Class B common stock options under SFAS No. 123, as it is uncertain when, if ever, these options will vest. As of December 31, 2003, there was approximately $6,400,000 of unamortized stock-based employee compensation with respect to the Class B stock options, which will be amortized in the event that it becomes probable that the Class B options or any portion thereof will vest.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options at the date of grant. The following table summarizes the weighted-average assumptions for the periods presented. The weighted-average assumptions for options granted subsequent to January 1, 2003 were used to calculate the stock-based employee compensation charge of approximately $1,400,000 for the period from January 10, 2003 to December 31, 2003 in connection with the Company’s adoption of SFAS No. 123. As Holdings was no longer a public company during this period, the weighted-average assumptions reflect the use of the minimum value calculations permitted under SFAS No. 123 for non-public companies, whereby a volatility assumption is excluded from the calculation. The weighted-average assumptions for options granted prior to January 1, 2003 included in the pro forma information for the period from January 1, 2003 to January 9, 2003 and the years ended December 31, 2002 and 2001 presented below include a volatility assumption as Holdings and, prior to the Holdings Reorganization, Nortek’s common stock was publicly traded as of the end of these periods. The weighted average assumptions related to earnings (loss) from continuing operations exclude options issued to employees of Ply Gem, which has been treated as a discontinued operation for all periods presented.

	For the Periods
	Post-
	Recapitalization	Pre-Recapitalization
	Jan. 10, 2003 -	Jan. 1, 2003 -	Jan. 1, 2002 -	Jan. 1, 2001 -
	Dec. 31, 2003	Jan. 9, 2003	Dec. 31, 2002	Dec. 31, 2001

Assumptions for Earnings (Loss) from
Continuing Operations:
Risk-free interest rate	Between 2.33%		Between 4.29%	Between 4.33%
	and 2.85%	N/A	and 4.54%	and 4.87%
Expected life	5 years	N/A	5 years	5 years
Expected volatility	N/A	N/A	38%	40%
Expected dividend yield	0%	N/A	0%	0%
Weighted average fair value at grant
date of options granted	$8.03	N/A	$10.68	$8.54

Assumptions for Net Earnings (Loss):
Risk-free interest rate	Between 2.33%		Between 4.29%	Between 4.33%
	and 2.85%	N/A	and 4.54%	and 4.87%
Expected life	5 years	N/A	5 years	5 years
Expected volatility	N/A	N/A	38%	40%
Expected dividend yield	0%	N/A	0%	0%
Weighted average fair value at grant
date of options granted	$7.93	N/A	$10.67	$8.98

No pro-forma information for the period from January 10, 2003 to December 31, 2003 is required under SFAS No. 148 as all options issued prior to January 1, 2003 were fully vested as of January 9, 2003 and the consolidated statement of operations for the period includes the actual stock-based employee compensation for options issued subsequent to January 1, 2003.

Pro forma information for the period from January 1, 2003 to January 9, 2003 and the years ended December 31, 2002 and 2001 has been determined as if the Company had been accounting for its employee stock options under the fair value method of SFAS No. 123 for all options issued prior to January 1, 2003 and subsequent to the initial effective date of SFAS No. 123. The pro forma stock-based employee compensation charge for the period from January 1, 2003 to January 9, 2003 reflects the pro forma impact of the accelerated vesting associated with the immediate vesting of all unvested options in connection with the Recapitalization. No historical stock-based employee compensation is reflected for the period from January 1, 2003 to January 9, 2003 as no options were issued. No historical stock-based employee compensation is reflected in the years ended December 31, 2002 and 2001, as all employee options granted under those plans had an intrinsic value of zero on the date of grant. The pro forma amounts with respect to earnings (loss) from continuing operations exclude the pro forma impact of options issued to employees of Ply Gem, which has been treated as a discontinued operation for all periods presented.

	For the Periods
	Pre-Recapitalization
	Jan. 1, 2003 -	Jan. 1, 2002 -	Jan. 1, 2001 -
	Jan. 9, 2003	Dec. 31, 2002	Dec. 31, 2001
	(Amounts in thousands)

Earnings (loss) from continuing
operations, as reported	$(60,900)	$43,600	$32,800
Less: Total stock-based employee compensation
expense determined under the fair value method
for awards issued prior to January 1, 2003,
net of related tax effects	(500)	(1,000)	(700)

Pro forma (loss) earnings from continuing
operations	$(61,400)	$42,600	$32,100

Net earnings (loss), as reported	$(61,900)	$62,500	$8,000
Less: Total stock-based employee compensation
expense determined under the fair value method
for awards issued prior to January 1, 2003,
net of related tax effects	(600)	(1,200)	(1,000)

Pro forma net (loss) earnings	$(62,500)	$61,300	$7,000

Commitments and Contingencies

The Company provides accruals for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Costs accrued are estimated based upon an analysis of potential results, assuming a combination of litigation and settlement strategies and outcomes (see Note 9).

Comprehensive Income (Loss)

Comprehensive income (loss) includes net earnings and unrealized gains and losses from currency translation, marketable securities available for sale and minimum pension liability adjustments, net of tax attributes. The components of the Company’s comprehensive income (loss) and the effect on earnings for the periods presented are detailed in the accompanying consolidated statement of stockholders’ investment.

The balances of each classification, net of tax attributes, within accumulated other comprehensive loss as of the periods presented are as follows:

		Unrealized		Total
		Gains	Minimum	Accumulated
	Foreign	(Losses) on	Pension	Other
	Currency	Marketable	Liability	Comprehensive
	Translation	Securities	Adjustment	Loss
	(Amounts in thousands)

Balance December 31, 2000	$(12,051)	$19	$(7,335)	$(19,367)
Change during the period	(4,444)	(91)	(15,823)	(20,358)

Balance December 31, 2001	(16,495)	(72)	(23,158)	(39,725)
Change during the period	5,250	(306)	(22,701)	(17,757)

Balance December 31, 2002	(11,245)	(378)	(45,859)	(57,482)
Change during the period	1,096	--	18,398	19,494

Balance January 9, 2003	(10,149)	(378)	(27,461)	(37,988)
Effect of the Recapitalization	10,149	378	27,461	37,988
Change during the period	19,501	--	(64)	19,437

Balance December 31, 2003	$19,501	$--	$(64)	$19,437

Foreign Currency Translation

The financial statements of subsidiaries outside the United States are generally measured using the foreign subsidiaries’ local currency as the functional currency. The Company translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at year-end. Net sales and expenses are translated using average exchange rates in effect during the year. Gains and losses from foreign currency translation are credited or charged to accumulated other comprehensive loss included in stockholders’ investment in the accompanying consolidated balance sheet. Transaction gains and losses are recorded in selling, general and administrative expense and have not been material during any of the periods from January 10, 2003 to December 31, 2003 and January 1, 2003 to January 9, 2003 and during any of the years ending December 31, 2002 and 2001.

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, amended in 1999 by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of SFAS No. 133 – Amendment of SFAS No. 133” and amended in June 2000 by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment to SFAS No. 133” (combined “SFAS No. 133”). SFAS No. 133 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) issued, acquired, or substantially modified after December 31, 1997 be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

Other New Accounting Pronouncements

SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 with early adoption permitted. The Company adopted SFAS No. 143 on January 1, 2003. Adoption of this accounting standard was not material to the Company’s consolidated financial statements.

SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“SFAS No. 145”), was issued in April 2002 and addresses the reporting of gains and losses resulting from the extinguishment of debt, accounting for sale-leaseback transactions and rescinds or amends other existing authoritative pronouncements. SFAS No. 145 requires that any gain or loss on extinguishment of debt that does not meet the criteria of APB 30 for classification as an extraordinary item shall not be classified as extraordinary and shall be included in earnings from continuing operations. The Company adopted SFAS No. 145 on January 1, 2003. Adoption of this accounting standard was not material to the results presented in the consolidated financial statements but did require reclassification of the Company’s $5,500,000 pre tax extraordinary loss recorded in 2001 to earnings from continuing operations.

Effective January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), which addresses the accounting and reporting for costs associated with exit or disposal activities, nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”) and substantially nullifies EITF Issue No. 88-10, “Costs Associated with Lease Modification or Termination” (“EITF 88-10”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company’s consolidated financial statements (see Note 13).

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). Along with new disclosure requirements, FIN 45 requires guarantors to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. This differs from the prior practice to record a liability only when a loss is probable and reasonably estimable. The recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure provisions of FIN 45 as of December 31, 2002 and adopted the entire interpretation on January 1, 2003. The adoption of FIN 45 on January 1, 2003 was not material to the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements on FIN 46 apply to the Company immediately for all variable interest entities created after December 31, 2003 and begin on January 1, 2005 for all variable interest entities created prior to January 1, 2004. The adoption of FIN 46 is not expected to have an impact on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”), which clarifies the financial accounting and reporting proscribed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) for derivative instruments, including certain derivative instruments embedded in other contracts. Certain provisions of SFAS No. 149 related to implementation issues of SFAS No. 133 are already effective and other provisions related to forward purchases or sales are effective for both existing contracts and new contracts entered into after June 30, 2003. The Company has previously adopted SFAS No. 133, including the implementation issues addressed in SFAS No. 149, and the adoption of the new provisions of SFAS No. 149 on July 1, 2003 did not have an impact on the Company’s Consolidated Financial Statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”), which addresses the accounting and reporting for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and for all existing financial instruments beginning in the first interim period after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, which are subject to the provisions for the first fiscal period beginning after December 15, 2003. The Company adopted SFAS No. 150 on July 1, 2003. Adoption of this accounting standard did not have an impact on the Company’s consolidated financial statements.

In December 2003, the FASB issued the revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132”) to require additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The revised SFAS No. 132 provides only for additional disclosures and does not change the accounting for pension and postretirement plans. The Company has previously adopted SFAS No. 132 and has provided the required new disclosures of the revised SFAS No. 132 in Note 8.

2. RECAPITALIZATION TRANSACTION

On January 8, 2003, at a special meeting of stockholders of the Company, the stockholders approved the following amendments to the certificate of incorporation (the “Stockholder Approval”), which were required in order to complete the Recapitalization:

  A new class of common stock, Class A Common Stock, par value $1.00 per share, of Nortek Holdings was created consisting of 19,000,000 authorized shares.

  At the time that the amendment to the certificate of incorporation became effective, each share of common stock, par value $1.00 per share and special common stock, par value $1.00 per share outstanding, was reclassified into one share of a new class of mandatorily redeemable common stock, Class B Common Stock, par value $1.00 per share, of Nortek Holdings consisting of 14,000,000 authorized shares.

  Class B Common Stock was required to be immediately redeemed for $46 per share in cash upon completion of the Recapitalization.

  The authorized number of shares of Series B Preference Stock, par value $1.00 per share, was increased to 19,000,000 authorized shares.

Following the Stockholder Approval, common stock and special common stock held by the Management Investors were exchanged for an equal number of newly created shares of Series B Preference Stock. In addition, certain options to purchase shares of common and special common stock held by the Management Investors were exchanged for fully vested options to purchase an equal number of shares of the newly created Class A Common Stock. The remaining outstanding options, including some held by Management Investors, were cancelled in exchange for the right to receive a single lump sum cash payment equal to the product of the number of shares of common stock or special common stock underlying the option and the amount by which the redemption price of $46 per share exceeded the per share exercise price of the option.

On January 9, 2003, in connection with the Recapitalization, Kelso purchased newly issued shares of Series B Preference Stock for approximately $355,923,000 and purchased shares of Series B Preference Stock held by the Management Investors for approximately $18,077,000. Newly issued Class A Common Stock of approximately $3,262,000 was purchased by designated third parties. Shares of Series B Preference Stock held by the Management Investors that were not purchased by Kelso were converted into an equal number of shares of Class A Common Stock. In addition, Nortek declared and distributed to the Company a dividend of approximately $120,000,000 and distributed approximately $27,900,000 for reimbursement of fees and expenses of Kelso, which were paid out of the Company’s unrestricted cash and cash equivalents on hand and were permissible under the most restrictive covenants with respect to the indentures of Nortek’s 8 7/8% Senior Notes due 2008, 9 1/4% Senior Notes due 2007, 9 1/8% Senior Notes due 2007 and 9 7/8% Senior Subordinated Notes due 2011 (the “Existing Notes”).

The Company used the proceeds from the purchase by Kelso and designated third parties of the newly issued Series B Preference Stock and Class A Common Stock and the dividend from Nortek to redeem the Company’s Class B Common Stock and to cash out options to purchase common and special common stock totaling approximately $479,185,000. Kelso also purchased from certain Management Investors 392,978 shares of Series B Preference Stock for approximately $18,077,000.

In connection with the Recapitalization, K Holdings received a bridge financing letter from a lender for a senior unsecured term loan facility not to exceed $955,000,000 (the “Bridge Facility”). The Bridge Facility was intended to be used to fund, if necessary, any change in control offers Nortek might have made in connection with the Recapitalization. Nortek did not use this Bridge Facility because the structure of the Recapitalization did not require Nortek to make any change of control offers. The commitment letter expired on January 31, 2003. As a result, the Company’s consolidated interest expense for the period from January 10, 2003 to December 31, 2003 includes approximately $4,100,000 of interest expense from the amortization of the Bridge Facility commitment fees and related expenses.

In January 2003, the Company filed for the deregistration of its shares of common and special common stock under the Securities Exchange Act of 1934. The Company’s shares of common and special common stock are no longer publicly traded. The Company will continue to file periodic reports with the SEC as required by the respective indentures of Nortek’s Existing Notes.

Under the terms of one of Nortek’s supplemental executive retirement plans (“SERP”), Nortek was required to make one-time cash payments to participants in such plan in satisfaction of obligations under that plan when the Recapitalization was completed. Accordingly, Nortek made a distribution of approximately $75,100,000 to the participants in the plan from funds included in the Company’s Consolidated Balance Sheet at December 31, 2002 and classified in long-term assets in restricted investments and marketable securities held by pension trusts and transferred to one of the participants a life insurance policy with approximately $10,300,000 of cash surrender value to satisfy a portion of the SERP’s obligation to such participant’s obligation upon the Stockholder Approval. The termination and settlement of the obligation of this SERP resulted in a curtailment loss on January 9, 2003 (see Notes 8 and 14).

The total amount of transaction fees and related costs incurred by Nortek and Kelso associated with the Recapitalization was approximately $47,300,000, including the $27,900,000 noted above, of which approximately $10,500,000 of advisory fees and expenses was paid to Kelso & Company L.P. A portion of these fees and expenses was recorded by Nortek in selling, general and administrative expense, since they were obligations of Nortek prior to the Recapitalization. Approximately $12,800,000 was recorded as expense on January 9, 2003 since these fees and expenses became obligations of Nortek upon consummation of the Recapitalization (see Note 14). Approximately $6,600,000 of expense was previously recorded by Nortek in the year ended December 31, 2002.

The following reflects the unaudited pro forma effect of the Recapitalization on continuing operations for the period from January 1, 2003 to January 9, 2003 and the year ended December 31, 2002:

	Pro Forma	Pro Forma
	For the Period	For the
	Jan. 1, 2003 -	Year Ended
	Jan. 9, 2003	Dec. 31, 2002

(Amounts in thousands)

Net sales	$25,000	$1,384,100
Operating earnings	$300	$123,100
Net earnings (loss)	$(3,400)	$46,100

The unaudited pro forma condensed consolidated summary of operations for the period from January 1, 2003 to January 9, 2003 presented above has been prepared by adjusting historical amounts for the period to give effect to the Recapitalization as if it had occurred on January 1, 2003. The pro forma adjustments to the historical results of operations for the period from January 1, 2003 to January 9, 2003 include the pro forma impact of the Pushdown Accounting for such period and the elimination of approximately $83,000,000 of expenses and charges of the Recapitalization recorded during such period as the unaudited pro forma condensed consolidated summary of operations assumes that the Recapitalization occurred on January 1, 2003 (see Note 1). The unaudited pro forma condensed consolidated summary of operations for the year ended December 31, 2002 presented above has been prepared by adjusting historical amounts for the year to give effect to the Recapitalization as if it occurred January 1, 2002.

3. ACQUISITIONS

Acquisitions are accounted for as purchases and, accordingly, have been included in the Company's consolidated results of operations since the acquisition date. Purchase price allocations are subject to refinement until all pertinent information regarding the acquisitions is obtained (see Note 2).

On January 17, 2003, the Company acquired Elan Home Systems L.L.C. (“Elan”), a manufacturer and seller of consumer electronic equipment that controls whole-house entertainment, communication and automation systems for new residential construction and retrofit markets. For the year ended December 31, 2002, Elan reported net sales of approximately $21,300,000 (unaudited).

On July 11, 2003, the Company acquired SpeakerCraft, Inc. (“SPC”), a leading designer and supplier of architectural loudspeakers and audio products used in residential custom applications. For the year ended December 31, 2002, SPC reported net sales of approximately $34,800,000 (unaudited).

Pro forma results related to the acquisitions of Elan and SPC have not been presented as the effect is not material. Operating earnings and depreciation and amortization expense for these acquisitions from January 1, 2003 to the date of their acquisition were approximately $4,600,000 (unaudited) and $200,000 (unaudited), respectively.

On June 15, 2001, the Company acquired Senior Air Systems ("SAS") from a wholly-owned subsidiary of Senior Plc. The acquired company is located in Stoke-on-Trent, England and manufactures and sells air conditioning equipment.

4. CASH FLOWS

Interest paid was $91,991,000, $95,352,000 and $102,406,000 for the period from January 10, 2003 to December 31, 2003 and the years ended December 31, 2002 and 2001, respectively. There was no interest paid for the period from January 1, 2003 to January 9, 2003.

The fair value of the assets of the businesses acquired was approximately $95,000,000 and $1,950,000 in the period from January 10, 2003 to December 31, 2003 and the year ended December 31, 2001, respectively. Liabilities assumed or created from businesses acquired were approximately $17,184,000 and $50,000 in the period from January 10, 2003 to December 31, 2003 and the year ended December 31, 2001, respectively. Net cash paid for acquisitions was approximately $76,000,000 and $1,900,000 in the period from January 10, 2003 to December 31, 2003 and the year ended December 31, 2001, respectively. The Company had no acquisitions during the period from January 1, 2003 to January 9, 2003 or in 2002.

Significant non-cash financing and investing activities excluded from the accompanying consolidated statement of cash flows include capitalized lease additions of approximately $7,589,000 in the period from January 10, 2003 to December 31, 2003 and a decline of approximately $306,000 and $91,000 in the fair market value of marketable securities available for sale for the years ended December 31, 2002 and 2001, respectively. There were no declines in the fair market value of marketable securities available for sale for the periods from January 10, 2003 to December 31, 2003 and from January 1, 2003 to January 9, 2003.

5. INCOME TAXES

The following is a summary of the components of earnings (loss) from continuing operations before provision (benefit) for income taxes:

	For the Periods
	Post-
	Recapitalization	Pre-Recapitalization
	Jan. 10, 2003 -	Jan. 1, 2003 -	Jan. 1, 2002 -	Jan. 1, 2001 -
	Dec. 31, 2003	Jan. 9, 2003	Dec. 31, 2002	Dec. 31, 2001
	(Amounts in thousands)

Domestic	$87,900	$(82,300)	$54,250	$48,300
Foreign	15,400	(400)	18,850	12,300

	$103,300	$(82,700)	$73,100	$60,600

The following is a summary of the provision (benefit) for income taxes from continuing operations included in the accompanying consolidated statement of operations:

	For the Periods
	Post-
	Recapitalization	Pre-Recapitalization
	Jan. 10, 2003 -	Jan. 1, 2003 -	Jan. 1, 2002 -	Jan. 1, 2001 -
	Dec. 31, 2003	Jan. 9, 2003	Dec. 31, 2002	Dec. 31, 2001
	(Amounts in thousands)

Federal income taxes
Current	$34,100	$(27,800)	$21,500	$23,000
Deferred	(4,800)	5,900	(200)	(2,800)

	29,300	(21,900)	21,300	20,200
Foreign	8,700	100	6,800	6,800
State	3,300	--	1,400	800

	$41,300	$(21,800)	$29,500	$27,800

Income tax payments, net of refunds, were approximately $11,690,000, $281,000, $49,879,000 and $4,500,000 in the period from January 10, 2003 to December 31, 2003, the period from January 1, 2003 to January 9, 2003 and for the years ended December 31, 2002 and 2001, respectively.

Income tax benefits of approximately $14,600,000 related to a cash distribution of approximately $41,600,000 to option holders of Rollover Options in the period from January 10, 2003 to December 31, 2003 and were reflected as a reduction of goodwill. Income tax benefits of approximately $1,710,000, related to the settlement of certain stock options, were reflected as an equity adjustment to additional paid-in-capital in the period from January 1, 2003 to January 9, 2003.

The table that follows reconciles the federal statutory income tax rate of continuing operations to the effective tax rate of such earnings of approximately 40.0%, 26.4%, 40.4% and 45.9% in the period from January 10, 2003 to December 31, 2003, the period from January 1, 2003 to January 9, 2003 and for the years ended December 31, 2002 and 2001, respectively.

	For the Periods
	Post-
	Recapitalization	Pre-Recapitalization
	Jan. 10, 2003 -	Jan. 1, 2003 -	Jan. 1, 2002 -	Jan. 1, 2001 -
	Dec. 31, 2003	Jan. 9, 2003	Dec. 31, 2002	Dec. 31, 2001
	(Amounts in thousands)

Income tax provision (benefit) from continuing
operations at the federal statutory rate	$36,155	$(28,945)	$25,585	$21,210

Net change from statutory rate:
Amortization of goodwill not deductible for income
tax purposes	--	--	--	2,991
State income tax provision, net of federal income
tax effect	2,145	--	910	520
Non-deductible expenses, net	(311)	4,888	2,113	1,069
Tax effect resulting from foreign activities	3,286	242	545	1,256
Other, net	25	2,015	347	754

	$41,300	$(21,800)	$29,500	$27,800

Effective tax rate %:
	For the Periods
	Post-
	Recapitalization	Pre-Recapitalization
	Jan. 10, 2003 -	Jan. 1, 2003 -		Jan. 1, 2002 -	Jan. 1, 2001 -
	Dec. 31, 2003	Jan. 9, 2003		Dec. 31, 2002	Dec. 31, 2001

Income tax provision (benefit) from continuing
operations at the federal statutory rate	35.0%	(35	.0)%	35.0%	35.0%

Net change from statutory rate:
Amortization of goodwill not deductible for income tax
purposes	--	--		--	4.9
State income tax provision, net of federal income tax
effect	2.1	--		1.2	0.9
Non-deductible expenses, net	(0.3)	5.9		2.9	1.8
Tax effect resulting from foreign activities	3.2	0.3		0.7	2.1
Other, net	--	2.4		0.6	1.2

	40.0%	(26	.4)%	40.4%	45.9%

The tax effect of temporary differences which give rise to significant portions of deferred income tax assets and liabilities for continuing operations as of December 31, 2003 and December 31, 2002 are as follows:

	December 31,
	2003	2002
	(Amounts in thousands)

Prepaid Income Tax Assets (classified current)
Arising From:
Accounts receivable	$1,616	$1,738
Inventories	(1,709)	400
Insurance reserves	6,525	6,430
Warranty accruals	4,239	4,287
Other reserves and assets, net	7,155	3,109

	$17,826	$15,964

Deferred Income Tax Assets (Liabilities)
(classified non-current)
Arising From:
Property and equipment, net	$(33,591)	$(22,544)
Intangible assets, net	(32,127)	(13,890)
Pension and other benefit accruals	18,312	40,046
Insurance reserves	6,073	4,415
Warranty accruals	5,006	4,148
Capital loss carryforward / net loss carryforward	3,174	3,549
Valuation allowances	(5,411)	(2,904)
Deferred debt expense / debt premium	11,822	--
Other reserves and assets, net	5,281	(2,938)

	$(21,461)	$9,882

The Company has established valuation allowances related to certain reserves and foreign net operating loss carry-forwards. The Company has not provided United States income taxes or foreign withholding taxes on un-remitted foreign earnings, with the exception of its Hong Kong subsidiary, as they are considered permanently invested. In the fourth quarter of 2002, cumulative earnings of the Company’s Hong Kong subsidiary were permanently invested which resulted in a reduction in the tax provision of approximately $2,000,000 for previously provided United States income taxes no longer required. In addition, the Company has approximately $8,500,000 of foreign net operating loss carry-forwards that if utilized would offset future foreign tax payments.

Included in the valuation allowances of $5,411,000 at December 31, 2003 are valuation allowances of approximately $3,963,000 which will reduce goodwill in the future should the tax assets they relate to be realized, as these tax assets existed at the date of the Recapitalization.

6. NOTES, MORTGAGE NOTES AND OBLIGATIONS PAYABLE

Short-term bank obligations for continuing operations at December 31, 2003 and 2002 consist of the following:

	December 31,
	2003	2002
	(Amounts in thousands)

Secured lines of credit and bank advances of the
Company's European subsidiaries	$8,120	$3,338

These short-term bank obligations are secured by approximately $34,165,000 of accounts receivable, inventory and other assets, and have a weighted average interest rate of approximately 2.52% at December 31, 2003.

Notes, mortgage notes and obligations payable for continuing operations, included in the accompanying consolidated balance sheet at December 31, 2003 and 2002, consist of the following:

	December 31,
	2003	2002
	(Amounts in thousands)

8 7/8% Senior Notes due 2008 ("8 7/8% Notes"), including unamortized
premium of $2,698,000 and net of original issue discount of $501,000	$212,698	$209,499
9 1/4% Senior Notes due 2007 ("9 1/4% Notes"), including unamortized
premium of $3,136,000 and net of original issue discount of $541,000	178,136	174,459
9 1/8% Senior Notes due 2007 ("9 1/8% Notes"), including unamortized
premium of $4,456,000 and net of original issue discount of $1,450,000	314,456	308,550
9 7/8% Senior Subordinated Notes due 2011 ("9 7/8% Notes"), including
unamortized premium of $577,000 and net of original issue discount of $2,461,000	250,577	247,539
10% Senior Discount Notes due 2011 ("Senior Discount Notes"),
net of unamortized discount of $162,084,000	352,916	--
Senior Secured Credit Facility	--	--
Mortgage notes payable	1,647	2,122
Other	21,425	13,885

	1,331,855	956,054
Less amounts included in current liabilities	7,229	2,208

	$1,324,626	$953,846

On November 24, 2003, the Company completed the sale of $515,000,000 aggregate principal amount at maturity ($349,400,000 gross proceeds) of its 10% Senior Discount Notes due May 15, 2011 (“Senior Discount Notes”). The Notes, which are structurally subordinate to all debt and liabilities of the Company’s subsidiaries, were issued and sold in a private Rule 144A offering to institutional investors. The net proceeds of the offering were used to pay a dividend of approximately $298,474,000 to holders of the Company’s capital stock and approximately $41,000,000 of these proceeds were used by the Company to purchase additional capital stock of Nortek. Nortek used these proceeds to fund the majority of a cash distribution of approximately $41,600,000 to option holders of the Rollover Options in the fourth quarter of 2003 (see Note 1). The accreted value of the 10% Senior Discount Notes will increase from the date of issuance at a rate of 10% per annum compounded semi-annually such that the accreted value will equal the principal amount of $515,000,000 on November 15, 2007. No cash interest will accrue on the 10% Senior Discount Notes prior to November 15, 2007 and, thereafter, cash interest will accrue at 10% per annum payable semi-annually in arrears on May 15 and November 15 of each year. The Senior Discount Notes are unsecured obligations of the Company, which mature on May 15, 2011, and may be redeemed in whole or in part at the redemption prices as defined in the indenture governing the Senior Discount Notes (the “Indenture”). The Indenture contains covenants that limit the Company’s ability to engage in certain transactions, including incurring additional indebtedness and paying dividends or distributions. The terms of the Senior Discount Notes require the Company to register notes having substantially identical terms (the “Holdings Exchange Notes”) with the SEC as part of an offer to exchange freely tradable Holdings Exchange Notes for the Senior Discount Notes (the “Holdings Exchange”). In the event the Company does not complete the Holdings Exchange in accordance with the timing requirements outlined in the Indenture, the Company may be required to pay a higher interest rate. The Company expects to complete the Holdings Exchange within the required time period. Under certain limited circumstances, Nortek may be required in the future to guarantee the Senior Discount Notes on a senior subordinated basis. This requirement will not apply if the terms of any of Nortek’s senior indebtedness restricts the issuance of such guarantee. Nortek’s Senior Secured Credit Facility does not permit such a guarantee. In addition the issuance of such a guarantee by Nortek would constitute a restricted payment under the terms of Nortek’s indentures.

Nortek has a $175,000,000 Senior Secured Credit Facility, as amended, (the “Senior Secured Credit Facility”), which is syndicated among several banks. The Senior Secured Credit Facility is secured by substantially all of Nortek’s accounts receivable and inventory, as well as certain intellectual property rights, and, as amended, permits borrowings up to the lesser of $175,000,000 or the total of 85% of eligible accounts receivable, as defined, and 50% of eligible inventory, as defined. The outstanding principal balances under the Senior Secured Credit Facility accrue interest at the Company’s option at either LIBOR plus a margin ranging from 2.0% to 2.5% or the banks’ prime rate plus a margin ranging from 0.5% to 1.0% depending upon the excess available borrowing base, as defined, and the timing of the borrowing as the margin rates will be adjusted quarterly. In addition, Nortek pays an unused line fee of between 0.375% and 0.5% on the excess available borrowing capacity, as defined. The Senior Secured Credit Facility includes customary limitations and covenants, but does not require Nortek to maintain any financial covenant unless the excess available borrowing base, as defined, is less than $30,000,000 in which case Nortek would be required to maintain, on a trailing four quarter basis, a minimum level of $155,000,000 of earnings before interest, taxes, depreciation and amortization, as defined. At December 31, 2003 there were no outstanding borrowings under the Senior Secured Credit Facility.

The indentures and other agreements governing Nortek’s and its subsidiaries’ indebtedness (including the indentures for the 8 7/8% Notes, the 9 1/8% Notes and the 9 1/4% Notes (collectively, the “Senior Notes”), the 9 7/8% Notes, the Senior Secured Credit Facility, the Company’s Senior Discount Notes and in 2004, Nortek’s Senior Floating Rate Notes) contain restrictive financial and operating covenants including covenants that restrict, among other things, the payment of cash dividends, repurchase of the Company’s capital stock and the making of certain other restricted payments, the incurrence of additional indebtedness, the making of certain investments, mergers, consolidations and sale of assets (all as defined in the indentures and other agreements). Upon certain asset sales (as defined in the indentures), the Company will be required to offer to purchase, at 100% principal amount plus accrued interest to the date of purchase, Senior Notes in a principal amount equal to any net cash proceeds (as defined in the indentures) that are not invested in properties and assets used primarily in the same or related business to those owned and operated by the Company at the issue date of the Senior Notes or at the date of such asset sale and such net cash proceeds were not applied to permanently reduce Senior Indebtedness (as defined in the indentures).

At March 26, 2004, approximately $34,300,000 was available for the payment of cash dividends, stock purchases or other restricted payments by the Company as defined under the terms of the Company's most restrictive indenture based on the redemption and refinancing of certain of the Nortek’s Notes (see Notes 7 and 16). Restricted payments to Holdings from Nortek are limited by the amount of cash available for payment under the terms of Nortek’s most restrictive indenture which was approximately $91,100,000 at March 26, 2004.

Mortgage notes payable of approximately $1,647,000 outstanding at December 31, 2003 include various mortgage notes and other related indebtedness payable in installments through 2009. These notes bear interest at rates ranging from approximately 3.25% to 6.25% and are collateralized by property and equipment with an aggregate net book value of approximately $6,847,000 at December 31, 2003.

Other obligations of approximately $21,425,000 outstanding at December 31, 2003 include borrowings relating to equipment purchases, notes payable issued for acquisitions and other borrowings bearing interest at rates primarily ranging 3.25% to 10.5% and maturing at various dates through 2018. Approximately $13,700,000 of such indebtedness is collateralized by property and equipment with an aggregate net book value of approximately $14,039,000 at December 31, 2003.

The table that follows is a summary of maturities of all of the Company’s debt obligations, excluding unamortized debt premium of approximately $10,867,000 and the remaining approximately $162,084,000 to be accreted on the Senior Discount Notes, due after December 31, 2004:

2005	$2,745,000
2006	1,331,000
2007	485,873,000
2008	210,934,000
Thereafter	774,960,000

As of December 31, 2003, approximately $6,900,000 of letters of credit had been issued as additional security for certain of the Company's insurance programs.

A substantial portion of Nortek’s fixed rate debt was called for redemption or refinanced with variable rate debt in the first quarter of 2004. The above table of maturities does not reflect the effect of these subsequent events (see Note 16).

7. COMMON STOCK, SPECIAL COMMON STOCK, PREFERENCE STOCK, STOCK OPTIONS AND DEFERRED COMPENSATION

In connection with the Holdings Reorganization on November 20, 2002, Nortek became a wholly-owned subsidiary of the Company as each outstanding share of capital stock of Nortek was converted into an identical share of capital stock of the Company with the Company receiving 100 shares of Nortek’s common stock. As a result of the Holdings Reorganization, Nortek’s previously outstanding common stock and treasury stock balances were reclassified to additional paid-in capital to reflect the Company’s new capital structure as shown in the accompanying consolidated statement of stockholders’ investment for the year ended December 31, 2002.

On January 9, 2003, Nortek declared and distributed to the Company a cash dividend of approximately $120,000,000 and distributed approximately $27,900,000 for reimbursement of fees and expenses of Kelso as contemplated by the Recapitalization (see Note 2).

Prior to the Holdings Reorganization, each share of Nortek’s special common stock had 10 votes on all matters submitted to a stockholder vote, except that the holders of common stock, voting separately as a class, had the right to elect 25% of the directors to be elected at a meeting, with the remaining 75% being elected by the combined vote of both classes. Shares of Nortek’s special common stock were generally non-transferable, but were freely convertible on a share-for-share basis into shares of Nortek’s common stock.

Prior to the Holdings Reorganization, Nortek had a shareholder rights plan which expired March 31, 2006. Each shareholder right entitled shareholders to buy 1/100 of a share of a new series of preference stock of Nortek at an exercise price of $72 per share, subject to adjustments for stock dividends, splits and similar events. The rights, which were never exercisable, were attached to each share of Nortek’s common stock. The Company assumed the shareholder rights plan in connection with the Holdings Reorganization.

Prior to the Holdings Reorganization, Nortek had several Equity and Cash Incentive Plans, which provided for the granting of options and other awards to certain officers, employees and non-employee directors of Nortek. Nortek also had a cash incentive program for certain key employees under the 1999 Equity and Cash Incentive Plan and the 1999 Equity Performance Plan based on the performance of Nortek’s stock price. During 2002, approximately $4,400,000 was paid to the participants in the plan under this cash incentive program and is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2002. No amounts were required to be paid under the cash incentive program in prior years. Options that were granted under the Equity and Cash Incentive Plans vested over periods ranging up to five years and expired ten years from the date of grant. As of the date of the Holdings Reorganization, the Company assumed and was assigned each of the plans and Nortek no longer has any stock-based compensation programs for the granting of options or other awards. Certain officers, employees, consultants and directors of Nortek and its subsidiaries, however, are recipients of stock option awards in the stock of the Company. See Note 1, Summary of Significant Accounting Policies, for a further discussion related to stock options.

As of December 31, 2002, the Company had 40,000,000 authorized shares of common stock with 10,502,627 shares issued and outstanding and 5,000,000 authorized shares of special common stock with 501,224 shares issued and outstanding. In connection with the Holdings Reorganization, Nortek retired all treasury shares held by Nortek, which consisted of 8,377,968 shares of common stock and 290,136 shares of special common stock. The retirement of Nortek’s treasury shares was recorded as a reduction to Nortek’s common stock and special common stock for the par value of the retired shares with the remaining balance recorded as a reduction to additional paid-in capital. The net outstanding Nortek shares of common and special common stock, after the retirement of the respective treasury shares, were then converted to an equal number of outstanding shares of Holdings' common and special common stock as of the date of the Holdings Reorganization. The impact of the retirement of Nortek's treasury shares and the conversion of Nortek common and special common stock to Holdings common and special common stock is included in the accompanying consolidated statement of stockholders’ investment for the year ended December 31, 2002.

The Company’s Preference Stock is convertible at any time subsequent to January 9, 2004 into one full share of Class A Common Stock. Upon occurrence of certain events, the preference stock can automatically be converted into Class A Common Stock. The preference stock does not provide for distributions to shareholders and has a liquidation preference of $0.01 per share. In addition to the election of directors, the Preference Stock has the following rights with the consent of at least the majority of the outstanding shares; i) amend the certificate of incorporation of Nortek to modify the powers, preferences or special rights of the holders of the Series B Preference Stock, ii) authorize or issue any series of capital stock ranking senior to or on parity with the Series B Preference Stock as to either payments of dividends or rights on liquidation, iii) material transactions in excess of $50,000,000, iv) incurrence of indebtedness outside the ordinary course of business, v) certain capital expenditures, vi) agreements and arrangements with members of senior management of Nortek, vii) creation, issuance, grant, delivery or sale of equity securities, including warrants and options, other than under the 2002 Stock Option Plan and other agreements and arrangements in existence on or prior to the date of the completion of the Recapitalization, viii) legal settlements in excess of $25,000,000 and ix) any other significant matters involving the Company.

8. PENSION, PROFIT SHARING AND OTHER POST RETIREMENT BENEFITS

The Company and its subsidiaries have various pension, supplemental retirement plans for certain officers, profit sharing and other post retirement benefit plans requiring contributions to qualified trusts and union administered funds.

Pension and profit sharing expense charged to operations aggregated approximately $14,400,000 for the period from January 10, 2003 to December 31, 2003, $950,000 for the period from January 1, 2003 to January 9, 2003, $19,300,000 in 2002 and $14,900,000 in 2001. The Company’s policy is to generally fund currently the maximum allowable annual contribution of its various qualified defined benefit plans. In 2004, the Company expects to contribute approximately $7,600,000 to its defined benefit pension plans.

The Company uses a September 30 measurement date for its plans. The table that follows provides a reconciliation of benefit obligations, plan assets and funded status of the plans in the accompanying consolidated balance sheet at December 31, 2003 and 2002:

	Pension Benefits
	2003	2002
	(Amounts in thousands)

Change in benefit obligation:
Benefit obligation at October 1,	$238,910	$187,478
Service cost	2,035	2,833
Interest cost	9,655	12,399
Plan participant contributions	342	446
Amendments	690	302
Actuarial loss due to exchange rate	2,930	2,491
Actuarial (gain) loss excluding assumption changes	(2,460)	30,822
Actuarial loss due to assumption changes	2,692	15,703
Actuarial loss due to Recapitalization	1,548	--
Benefits and expenses paid	(94,643)	(13,564)

Benefit obligation at September 30,	$161,699	$238,910

Change in plan assets:
Fair value of plan assets at October 1,	$96,930	$104,583
Actual return (loss) on plan assets	15,385	(3,624)
Actuarial gain due to exchange rate	1,867	1,676
Employer contribution	88,671	7,413
Plan participant contributions	342	446
Benefits and expenses paid	(94,643)	(13,564)

Fair value of plan assets at September 30,	$108,552	$96,930

Funded status and statement of financial position:
Fair value of plan assets at September 30,	$108,552	$96,930
Benefit obligation at September 30,	(161,699)	(238,910)

Funded status	(53,147)	(141,980)
Amount contributed during fourth quarter	390	66
Unrecognized actuarial (gain) loss	(3,502)	88,645
Unrecognized prior service cost	378	22,914

Accrued benefit cost	$(55,881)	$(30,355)

Amount recognized in the statement of financial position consists of:
Accrued benefit liabilities	$(55,952)	$(111,531)
Intangible pension asset	--	15,981
Accumulated other comprehensive loss before tax benefit	71	65,195

Accrued benefit cost	$(55,881)	$(30,355)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were approximately $161,699,000, $155,004,000 and $108,552,000, respectively, as of December 31, 2003 and $238,910,000, $208,470,000 and $96,930,000, respectively, as of December 31, 2002.

As a result of the Recapitalization, purchase accounting adjustments were made for all defined benefit plans as of the January 9, 2003 transaction date. The purchase accounting adjustments reflect the immediate recognition of all unrecognized actuarial losses and unrecognized prior service costs as well as the reversal of the accumulated other comprehensive loss before tax benefit and the intangible pension asset. The actuarial loss excluding assumption changes decreased approximately $33,282,000 between December 31, 2002 and December 31, 2003 primarily due to the termination of one of Nortek’s supplemental executive retirement plans as part of the Recapitalization as discussed below.

Plan assets primarily consist of cash and cash equivalents, common stock (including 283,063 shares of the Company’s common stock and special common stock with a fair market value of approximately $12,248,000 at September 30, 2002. There were no shares of the Company’s common stock held in plan assets at September 30, 2003.), U.S. Government securities, corporate debt and mutual funds, as well as other investments, and include certain commingled funds. At December 31, 2003 and 2002, the Company has recorded as long-term restricted investments and marketable securities held by pension trusts (including related party amounts), in the accompanying consolidated balance sheet, approximately $1,123,000 and $76,500,000, respectively, which have been contributed to trusts. These assets are not included in the amount of fair value of plan assets at December 31, 2003 and 2002 but are available to fund certain of the benefit obligations included in the table above relating to certain supplemental retirement plans, and in the period from January 1, 2003 to January 9, 2003 were used to fund the payment required upon the termination of one of Nortek’s supplemental executive retirement plans, and were the primary reason for the increase in employer contributions and benefits paid in the above table. Under the terms of one of Nortek’s supplemental executive retirement plans, Nortek was required to make one-time distributions to participants in such plan in satisfaction of obligations under that plan upon a change of control, as defined. Accordingly, upon completion of the Recapitalization, this plan was terminated and Nortek made distributions of approximately $75,100,000 to the participants in the plan and transferred to one of the participants a life insurance policy with approximately $10,300,000 of cash surrender value to satisfy a portion of such participant’s obligation. Assets of the related pension trust were used to pay the amounts due to plan participants, and these amounts are included in benefits and expenses paid and employer contributions in the above table. As a result of this plan termination and settlement of participant benefit obligations, the Company recorded in January 2003 a curtailment loss of approximately $65,800,000. During 2001 and 2000, this pension trust loaned funds to certain officers of the Company who had fully vested retirement benefits in such plans. At December 31, 2002, approximately $34,622,000 of notes receivable from these officers are included in restricted investments and marketable securities held by pension trusts in the Company’s accompanying consolidated balance sheet. The notes receivable from these officers were repaid in full on January 9, 2003 in connection with the Recapitalization.

The weighted average rate assumptions used in determining pension, supplemental retirement plans and post retirement costs and the projected benefit obligation are as follows:

	For the Periods
	Jan. 10, 2003 -	Jan. 1, 2003 -	Jan. 1, 2002 -	Jan. 1, 2001 -
	Dec. 31, 2003	Jan. 9, 2003	Dec. 31, 2002	Dec. 31, 2001

Discount rate for projected benefit obligation	6.00%	6.25%	6.25%	7.00%
Discount rate for pension costs	6.25%	6.25%	7.00%	7.75%
Expected long-term average return on plan assets	7.75%	7.75%	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%

The Company’s net periodic benefit cost for its defined benefit plans for the periods presented consist of the following components:

	For the Periods
	Jan. 10, 2003 -	Jan. 1, 2003 -	Jan. 1, 2002 -	Jan. 1, 2001 -
	Dec. 31, 2003	Jan. 9, 2003	Dec. 31, 2002	Dec. 31, 2001
	(Amounts in thousands)

Service cost	$1,955	$80	$2,833	$2,294
Interest cost	9,270	385	12,399	11,621
Expected return on plan assets	(7,438)	(184)	(8,531)	(10,046)
Amortization of prior service cost	210	70	2,860	1,419
Recognized actuarial loss	29	210	1,828	1,471
Curtailment loss	123	65,766	--	1,921

Net periodic benefit cost	$4,149	$66,327	$11,389	$8,680

The Company’s pension plan weighted-average asset allocations at December 31, 2003 and 2002, by asset category are as follows:

	Plan Assets at December 31,
Asset Category	2003	2002

Cash and cash equivalents	3.4%	4.4%
Equity securities	56.9	64.9
Fixed income securities	39.2	30.2
Other	0.5	0.5

	100.0%	100.0%

The Company’s domestic qualified defined benefit plans’ assets are invested to maximize returns without undue exposure to risk. The investment objectives are also to produce a total return exceeding the median of a universe of portfolios with similar average asset allocation and investment style objectives, and to earn a return, net of fees, greater or equal to the long-term rate of return used by the Company in determining pension expense.

Risk is controlled by maintaining a portfolio of assets that is diversified across a variety of asset classes, investment styles and investment managers. The plans’ asset allocation policies are consistent with the established investment objectives and risk tolerances. The asset allocation policies are developed by examining the historical relationships of risk and return among asset classes, and are designed to provide the highest probability of meeting or exceeding the return objectives at the lowest possible risk. For 2004, the target allocation is 57% for equity securities, 41% for fixed income securities and 2% for cash.

The table that follows provides a reconciliation of the benefit obligations, plan assets and funded status of the Company’s post retirement health benefit plans included in the accompanying consolidated balance sheet at December 31, 2003 and 2002:

	Non-pension
	Post Retirement
	Health Benefits
	2003	2002
	(Amounts in thousands)

Change in benefit obligation:
Benefit obligation at October 1,	$40,174	$26,257
Service cost	994	352
Interest cost	2,237	2,148
Plan participant contributions	134	129
Amendments	(1,857)	2,686
Actuarial loss excluding assumption changes	(3,068)	3,735
Actuarial loss due to assumption changes	4,520	6,417
Actuarial gain due to Recapitalization	(33)	--
Benefits and expenses paid	(1,609)	(1,550)

Benefit obligation at September 30,	$41,492	$40,174

Change in plan assets:
Fair value of plan assets at October 1,	$--	$--
Employer contribution	1,474	1,421
Plan participant contributions	135	129
Benefits and expenses paid	(1,609)	(1,550)

Fair value of plan assets at September 30,	$--	$--

Funded status and statement of financial position:
Fair value of plan assets at September 30,	$--	$--
Benefit obligation at September 30,	(41,492)	(40,174)

Funded status	(41,492)	(40,174)
Amount contributed during fourth quarter	411	343
Unrecognized actuarial loss	3,888	18,607
Unrecognized prior service cost	--	2,633

Accrued benefit cost	$(37,193)	$(18,591)

The Company’s net periodic benefit cost for its subsidiary’s Post Retirement Health Benefit Plan for the periods presented consists of the following components:

	For the Periods
	Jan. 10, 2003 -	Jan. 1, 2003 -	Jan. 1, 2002 -	Jan. 1, 2001 -
	Dec. 31, 2003	Jan. 9, 2003	Dec. 31, 2002	Dec. 31, 2001
	(Amounts in thousands)

Service cost	$981	$13	$352	$285
Interest cost	2,175	62	2,148	1,509
Amortization of prior service cost	8	2	310	52
Recognized actuarial (gain) loss	(8)	35	760	149
Curtailment gain	--	(355)	--	--

Net periodic post retirement health benefit
cost (income)	$3,156	$(243)	$3,570	$1,995

For purposes of calculating the post retirement health benefit cost, a medical inflation rate of 12% was assumed for 2002. The rate was assumed to decrease gradually to an ultimate rate of 5.5% by 2010.

Assumed health care cost trend rates have a significant effect on the amounts reported for the post retirement health benefit plan. A one-percentage-point change in assumed health care cost trend rate would have the following effect:

	Decrease Trend 1%	Increase Trend 1%
	(Amounts in thousands)

Effect on the total service and interest cost components	$(367)	$445
Effect on the post retirement benefit obligation	$(4,822)	$5,798

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act expanded Medicare to include, for the first time, coverage for prescription drugs. The Company sponsors a retiree medical program for certain of its locations and the Company expects that this legislation will eventually reduce the Company’s cost for the program. At this point, the Company’s investigation into its response to the legislation is preliminary, as we await guidance from various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions as well as the manner in which such savings should be measured. Because of various uncertainties related to the Company’s response to this legislation and the appropriate accounting methodology for this event, the Company has elected to defer financial recognition of this legislation until the FASB issues final accounting guidance. When issued, that final guidance could require the Company to change previously reported information. This deferral election is permitted under FASB Staff Position No. FAS 106-1.

9. COMMITMENTS AND CONTINGENCIES

The Company provides accruals for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.

At December 31, 2003, the Company and its subsidiaries are obligated under lease agreements for the rental of certain real estate and machinery and equipment used in its operations. Future minimum rental obligations related to continuing operations aggregate approximately $69,849,000 at December 31, 2003. The obligations are payable as follows:

Year ended December 31,	Amount

2004	$12,018,000
2005	10,452,000
2006	8,674,000
2007	7,374,000
2008	4,928,000
Thereafter	26,403,000

Certain of these lease agreements provide for increased payments based on changes in the consumer price index. Rental expense charged to continuing operations in the accompanying consolidated statement of operations was approximately $16,600,000, $400,000, $15,600,000 and $15,000,000 for the period from January 10, 2003 to December 31, 2003, the period from January 1, 2003 to January 9, 2003 and the years ended December 31, 2002 and 2001, respectively. Under certain of these lease agreements, the Company or its subsidiaries are also obligated to pay insurance and taxes.

Certain subsidiaries, which are classified as discontinued operations, have guaranteed approximately $27,700,000 of third party obligations relating to guarantees of rental payments through June 30, 2016 under a facility leased by SNE, which was sold on September 21, 2001. The Company has indemnified these guarantees in connection with the sale of Ply Gem on February 12, 2004 (see Note 10). The buyer of SNE has provided certain indemnifications and other rights to the subsidiary for any payments that it might be required to make pursuant to this guarantee. Should the buyer of SNE cease making payments then the Company may be required to make payments on its indemnification. The Company does not anticipate incurring any loss under this indemnification and accordingly has not recorded any liabilities at December 31, 2003 in the accompanying consolidated balance sheet in accordance with accounting principles generally accepted in the United States.

The Company has guaranteed certain obligations of third parties of approximately $4,300,000 which relates to guarantees of the remaining principal and interest balances of mortgages of a third-party on certain buildings, one of which houses the Company’s corporate headquarters. These guarantees expire on December 31, 2020 and are payable in the event of non-payment of the mortgage. These guarantees are collateralized by the buildings to which the mortgages relate and any liability to the Company would first be reduced by the Company’s pro-rata share of proceeds received on the sale of the buildings. The Company does not anticipate incurring any loss under these guarantees and accordingly has not recorded any liabilities at December 31, 2003 in the accompanying consolidated balance sheet in accordance with accounting principles generally accepted in the United States.

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries. The Company has recorded liabilities in relation to these indemnifications of approximately $20,900,000 at December 31, 2003 and $27,100,000 at December 31, 2002. Approximately $18,200,000 and $24,200,000 of these liabilities are included in liabilities of discontinued operations at December 31, 2003 and 2002, respectively.

The Company sells a number of products and offers a number of warranties including in some instances, extended warranties. The specific terms and conditions of these warranties vary depending on the product sold and country in which the product is sold. The Company estimates the costs that may be incurred under its warranties, with the exception of extended warranties, and records a liability for such costs at the time of sale. Proceeds received from extended warranties are amortized over the life of the warranty and reviewed to ensure that the liability recorded is equal to or greater than estimated future costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. Changes in the Company’s combined short-term and long-term warranty liabilities (see Note 12) during the periods presented are as follows:

	For the Periods
	Post-
	Recapitalization	Pre-Recapitalization
	Jan. 10, 2003 -	Jan. 1, 2003 -	Jan. 1, 2002 -
	Dec. 31, 2003	Jan. 9, 2003	Dec. 31, 2002
	(Amounts in thousands)

Balance, beginning of period	$25,983	$26,007	$24,757
Warranties provided during period	16,259	234	12,375
Settlements made during period	(15,187)	(274)	(11,606)
Changes in liability estimate, including acquisitions	2,032	16	481

Balance, end of period	$29,087	$25,983	$26,007

The Company is subject to other contingencies, including legal proceedings and claims arising out of its businesses that cover a wide range of matters, including, among others, environmental matters, contract and employment claims, product liability, warranty and modification, adjustment or replacement of component parts of units sold, which may include product recalls. Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned. The Company has used various substances in its products and manufacturing operations which have been or may be deemed to be hazardous or dangerous, and the extent of its potential liability, if any, under environmental, product liability and workers’ compensation statutes, rules, regulations and case law is unclear. Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated.

A former subsidiary of the Company is a defendant in a number of lawsuits alleging damage caused by alleged defects in certain pressure treated wood products. A subsidiary of the Company has indemnified the buyer of the former subsidiary for all known liabilities and future claims relating to such matters and retained the rights to all potential reimbursements related to insurance coverage. Many of the lawsuits have been resolved by dismissal or settlement with amounts being paid out of insurance proceeds or other recoveries. The Company and the former subsidiary continue to vigorously defend the remaining suits. Certain defense and indemnity costs are being paid out of insurance proceeds and proceeds from a settlement with suppliers of material used in the production of the treated wood products. The Company has recorded, within liabilities of discontinued operations, liabilities of approximately $6,602,000 at December 31, 2003 for the estimated costs to resolve these outstanding matters. The Company has also recorded, within assets of discontinued operations, receivables at December 31, 2003 of approximately $2,385,000 for the estimated recoveries which are deemed probable of collection related primarily to insurance litigation coverage claims. The Company has indemnified the buyer of Ply Gem for these liabilities in connection with the sale of Ply Gem on February 12, 2004 (see Note 10).

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

10. DISCONTINUED OPERATIONS

On February 12, 2004, the Company sold Ply Gem, to an affiliate of Caxton-Iseman Capital, Inc. in a transaction valued at approximately $560,000,000, including debt assumed by the buyer and expects to record a net after-tax gain upon the sale of between approximately $60,000,000 and $70,000,000 in the first quarter of 2004. Ply Gem, through its operating subsidiaries, is a manufacturer and distributor of a range of products for use in the residential new construction, do-it-yourself and professional renovation markets, including vinyl siding, windows, patio doors, fencing, railing, decking and accessories. The results of operations of the operating subsidiaries of Ply Gem comprised the Company’s entire Windows, Doors and Siding Products (“WDS”) reporting segment and the corporate expenses of Ply Gem were previously included in Unallocated other, net in the Company’s segment reporting (see Note 11).

On November 22, 2002, Ply Gem sold the capital stock of its subsidiary Richwood Building Products, Inc. (“Richwood”) for approximately $8,500,000 of net cash proceeds and recorded a pre-tax loss of approximately $3,000,000 in the fourth quarter of 2002. Prior to the sale of Ply Gem, the operating results of Richwood were previously included in WDS in the Company’s segment reporting. As required by SFAS No. 142, the Company allocated $4,200,000 of goodwill to Richwood in connection with the determination of the loss on sale based upon the relative fair value of Richwood to the total fair value of the WDS operating segment. The related goodwill amortization prior to January 1, 2002 and goodwill have been included in the results of discontinued operations and assets of discontinued operations, respectively, for all periods presented below, as required.

On April 2, 2002, Ply Gem sold the capital stock of its subsidiary Hoover Treated Wood Products, Inc. (“Hoover”) for approximately $20,000,000 of net cash proceeds and recorded a pre-tax gain of approximately $5,400,000 in the second quarter of 2002. Prior to the sale of Ply Gem, the operating results of Hoover were previously included in Other in the Company’s segment reporting. Approximately $8,500,000 of the cash proceeds was used to pay down outstanding debt under the Company’s Ply Gem credit facility in the second quarter of 2002.

On September 21, 2001, Ply Gem sold the capital stock of Peachtree Doors and Windows, Inc. (“Peachtree”) and SNE Enterprises, Inc. (“SNE”) for approximately $45,000,000 in cash, and recorded a pre-tax loss on the sale of approximately $34,000,000 in the third quarter of 2001, including the write off of approximately $11,700,000 of unamortized intangible assets. Prior to the sale of Ply Gem, Peachtree and SNE were previously part of WDS. A portion of the cash proceeds was used to pay down approximately $20,500,000 of outstanding debt under the Company’s Ply Gem credit facility.

Interest allocated to discontinued operations, included in interest expense, net in the table below, was approximately $23,600,000 (net of taxes of approximately $13,800,000), $800,000 (net of taxes of approximately $400,000), $26,300,000 (net of taxes of approximately $15,500,000) and $26,300,000 (net of taxes of approximately $15,500,000) for the periods from January 10, 2003 to December 31, 2003 and from January 1, 2003 to January 9, 2003 and the years ended December 31, 2002 and 2001, respectively.

The sale of Ply Gem, Richwood, Hoover, SNE and Peachtree and the related operating results have been excluded from earnings (loss) from continuing operations and are classified as discontinued operations for all periods presented.

The table that follows presents a summary of the results of discontinued operations for the periods presented:

	For the Periods
	Post-
	Recapitalization	Pre-Recapitalization
	Jan. 10, 2003 -	Jan. 1, 2003 -	Jan. 1, 2002 -	Jan. 1, 2001 -
	Dec. 31, 2003	Jan. 9, 2003	Dec. 31, 2002	Dec. 31, 2001
	(Amounts in thousands)

Net sales	$522,600	$8,800	$529,700	$787,400

Operating earnings (loss) of discontinued operations *	$58,237	$(368)	$70,401	$43,188
Interest expense, net	(38,537)	(1,232)	(42,701)	(47,688)

Earnings (loss) before provision (benefit) for income taxes	19,700	(1,600)	27,700	(4,500)
Provision (benefit) for income taxes	7,500	(600)	10,600	300

Earnings (loss) from discontinued operations	$12,200	$(1,000)	$17,100	$(4,800)

Gain (loss) on sale of discontinued operations	$--	$--	$2,400	$(34,000)
Tax provision (benefit) on sale of discontinued operations	--	--	600	(14,000)

	$--	$--	$1,800	$(20,000)

Earnings (loss) from discontinued operations	$12,200	$(1,000)	$18,900	$(24,800)

Depreciation and amortization expense	$16,101	$315	$14,902	$26,291

*	Operating earnings (loss) of discontinued operations are net of Ply Gem corporate expenses previously included within Unallocated other, net in the Company’s segment reporting.

Operating earnings (loss) of discontinued operations for the period from January 10, 2003 to December 31, 2003 include approximately $600,000 of severance and other costs associated with the closure of certain manufacturing facilities. Operating earnings (loss) of discontinued operations for the period from January 10, 2003 to December 31, 2003 also include approximately $1,300,000 of costs and expenses for expanded distribution including new customers.

Operating earnings (loss) of discontinued operations for the year ended December 31, 2001 include approximately $600,000 of direct expenses and third party fees associated with the Company’s strategic sourcing software and systems development and approximately $3,200,000 of net death benefit insurance proceeds related to life insurance maintained on former managers, both of which were previously included within Unallocated in the Company’s segment reporting. Operating earnings (loss) of discontinued operations for the year ended December 31, 2001 also include approximately $300,000 of manufacturing costs incurred in connection with the start-up of a vinyl fence and decking facility, which were previously included with the WDS Segment in the Company’s segment reporting.

The table that follows presents a breakdown of the major components of assets and liabilities of discontinued operations as of December 31, 2003 and 2002:

	December 31,
	2003	2002
	(Amounts in thousands)

Assets:
Accounts receivable, less allowances of $8,695,000 and $7,129,000	$45,236	$45,852
Inventories	44,136	43,481
Prepaid income taxes	8,392	11,100
Property and equipment, net	122,816	123,618
Goodwill	219,977	263,998
Intangible assets, less accumulated amortization of $3,849,000
and $12,929,000	44,363	66,710
Other assets	9,931	12,698

Total assets of discontinued operations	$494,851	$567,457

Liabilities:
Accounts payable	$18,876	$17,327
Accrued expenses	33,803	36,177
Notes, mortgage notes and obligations payable	29,562	31,027
Deferred income taxes	25,323	31,507
Other liabilities	30,119	33,821

Total liabilities of discontinued operations	$137,683	$149,859

11. OPERATING SEGMENT INFORMATION AND CONCENTRATION OF CREDIT RISK

The Company is a diversified manufacturer of residential and commercial building products, which is organized within two principal operating segments: the Residential Building Products Segment; and the Air Conditioning and Heating Products Segment. Individual subsidiary companies are included in each of the Company’s two principal operating segments based on the way the chief operating decision maker manages the business and on the similarity of products, production processes, customers and expected long-term financial performance. In the tables below, Unallocated includes corporate related items, intersegment eliminations and certain income and expense items not allocated to reportable segments.

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

On February 12, 2004, the Company sold its Ply Gem subsidiary, which encompasses the WDS Segment and the corporate costs of Ply Gem that were formerly included in Unallocated other, net in the Company’s segment reporting. On November 22, 2002, the Company sold the capital stock of Richwood. On April 2, 2002, the Company sold the capital stock of Hoover. On September 21, 2001, the Company sold the capital stock of Peachtree and SNE. Accordingly, the results of Ply Gem which were previously the WDS Segment, Hoover, which were previously part of the Other Segment, and Richwood, Peachtree and SNE, which were previously part of the WDS Segment prior to the sale of Ply Gem, have been excluded from earnings from continuing operations and classified separately as discontinued operations for all periods presented (see Notes 1 and 10). Accordingly the segment information presented below excludes the WDS Segment, Richwood, Hoover, Peachtree and SNE for all periods.

The accounting policies of the segments are the same as those described in Note 1 Summary of Significant Accounting Policies. The Company evaluates segment performance based on operating earnings before allocations of corporate overhead costs. Intersegment net sales and intersegment eliminations are not material for any of the periods presented. The income statement impact of all purchase accounting adjustments, including goodwill and intangible assets amortization, is reflected in the operating earnings of the applicable operating segment. Unallocated assets consist primarily of cash and cash equivalents, marketable securities, prepaid and deferred income taxes, deferred debt expense and long-term restricted investments and marketable securities.

Summarized financial information for the Company’s reportable segments is presented in the tables that follow for each of the periods presented:

	For the Periods
	Post-
	Recapitalization	Pre-Recapitalization
	Jan. 10, 2003 -	Jan. 1, 2003 -	Jan. 1, 2002 -	Jan. 1, 2001 -
	Dec. 31, 2003	Jan. 9, 2003	Dec. 31, 2002	Dec. 31, 2001
	(Amounts in thousands)

Net Sales:
Residential Building Products	$814,770	$16,338	$729,566	$660,008
Air Conditioning and Heating Products	675,303	8,613	654,559	633,772

Consolidated net sales	$1,490,073	$24,951	$1,384,125	$1,293,780

Operating Earnings (loss):
Residential Building Products	$137,282	$2,731	$122,863	$93,708
Air Conditioning and Heating Products	58,408	(1,258)	61,461	53,801

Subtotal	195,690	1,473	184,324	147,509
Unallocated:
Expenses and charges arising from the
Recapitalization	--	(83,000)	(6,600)	--
Re-audit fees and expenses	--	--	(2,100)	--
1999 equity performance plan incentive	--	--	(4,400)	--
Strategic sourcing, software and
system development expense	(3,400)	(100)	(3,700)	(5,500)
Stock based compensation charges	(1,800)	--	(700)	--
Other, net	(31,045)	(138)	(47,257)	(32,350)

Consolidated operating earnings (loss)	159,445	(81,765)	119,567	109,659

Interest expense	(57,627)	(1,054)	(52,410)	(51,748)
Loss from debt retirement	--	--	--	(5,500)
Investment income	1,482	119	5,943	8,189

Earnings (loss) from continuing operations
before provision (benefit) for income taxes	$103,300	$(82,700)	$73,100	$60,600

See Notes 1, 2, 13 and 14 with respect to restructuring charges and certain other income (expense) items affecting segment earnings (loss).

	For the Periods
	Post-
	Recapitalization	Pre-Recapitalization
	Jan. 10, 2003 -	Jan. 1, 2003 -	Jan. 1, 2002 -	Jan. 1, 2001 -
	Dec. 31, 2003	Jan. 9, 2003	Dec. 31, 2002	Dec. 31, 2001
	(Amounts in thousands)

Segment Assets:
Residential Building Products	$863,400	$544,677	$543,701	$531,871
Air Conditioning and Heating Products	494,830	257,475	256,965	265,395

	1,358,230	802,152	800,666	797,266

Unallocated:
Cash, cash equivalents and marketable securities	195,343	286,411	297,612	258,455
Prepaid income taxes	17,826	53,747	15,964	22,303
Assets of discontinued operations	494,851	568,114	567,457	608,724
Other assets	33,730	70,793	149,127	133,166

Consolidated assets	$2,099,980	$1,781,217	$1,830,826	$1,819,914

Depreciation Expense:
Residential Building Products	$8,526	$295	$13,062	$12,751
Air Conditioning and Heating Products	8,407	276	12,674	12,003
Other	569	15	394	412

Consolidated depreciation expense	$17,502	$586	$26,130	$25,166

Amortization of goodwill, intangible assets and purchase
price allocated to inventory:
Residential Building Products	$10,985	$53	$2,502	$10,160
Air Conditioning and Heating Products	3,475	14	486	1,795

Consolidated amortization expense and purchase price
allocated to inventory	$14,460	$67	$2,988	$11,955

Amortization of Goodwill included in Amortization Expense:
Residential Building Products	$--	$--	$--	$7,401
Air Conditioning and Heating Products	--	--	--	1,317

Consolidated goodwill amortization expense	$--	$--	$--	$8,718

Capital Expenditures:
Residential Building Products	$10,556	$91	$9,551	$14,412
Air Conditioning and Heating Products	13,434	116	9,335	11,165
Other	749	--	209	1,564

Consolidated capital expenditures	$24,739	$207	$19,095	$27,141

The following table presents a summary of the activity in goodwill for continuing operations by reporting segment for the period from January 10, 2003 to December 31, 2003, the period from January 1, 2003 to January 9, 2003 and the years ended December 31, 2002 and 2001.

		Air
	Residential	Conditioning
	Building	and Heating	Consolidated
	Products	Products	Nortek
	(Amounts in thousands)

Balance as of December 31, 2000	$260,399	$42,500	$302,899
Amortization of goodwill	(7,401)	(1,317)	(8,718)
Purchase accounting adjustments	(184)	(6,367)	(6,551)
Impact of foreign currency translation	(916)	(318)	(1,234)

Balance as of December 31, 2001	251,898	34,498	286,396
Purchase accounting adjustments	403	23	426
Impact of foreign currency translation	(15)	357	342

Balance as of December 31, 2002	252,286	34,878	287,164
Impact of foreign currency translation	264	5	269

Balance as of January 9, 2003	252,550	34,883	287,433
Effect of the Recapitalization	163,395	187,412	350,807
Acquisitions during the period from January 10, 2003 to December
31, 2003	46,248	--	46,248
Purchase accounting adjustments	(7,807)	(4,172)	(11,979)
Impact of foreign currency translation	1,511	4,043	5,554

Balance December 31, 2003	$455,897	$222,166	$678,063

In accordance with SFAS No. 141 and SFAS No. 142, the Company allocated the effect of the Recapitalization on goodwill to its reportable segments (see Note 1). Purchase accounting adjustments relate principally to fair value revisions resulting from completion of the final valuation of assets and liabilities and adjustments to deferred income taxes that impact goodwill.

Foreign net sales were approximately 20.3%, 21.5%, 19.4% and 18.1% of consolidated net sales for the period from January 10, 2003 to December 31, 2003, the period from January 1, 2003 to January 9, 2003 and the years ended December 31, 2002 and 2001, respectively. Foreign Long-Lived Assets were approximately 9.2%, 15.3%, 15.2% and 14.4% of consolidated Long-Lived Assets for the period from January 10, 2003 to December 31, 2003, the period from January 1, 2003 to January 9, 2003 and the years ended December 31, 2002 and 2001, respectively. Foreign net sales are attributed based on the location of the Company’s subsidiary responsible for the sale. As required, Long-Lived Assets exclude financial instruments and deferred income taxes.

No single customer accounts for 10% or more of consolidated net sales or accounts receivable.

The Company operates internationally and is exposed to market risks from changes in foreign exchange rates. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different geographical regions. At December 31, 2003, the Company had no significant concentrations of credit risk.

12. ACCRUED EXPENSES AND TAXES, NET

Accrued expenses and taxes, net, included in current liabilities in the accompanying consolidated balance sheet, consist of the following at December 31, 2003 and 2002:

	December 31,
	2003	2002
	(Amounts in thousands)

Payroll, pension and employee benefits	$48,917	$37,771
Insurance and employee health benefit accruals	12,846	11,254
Interest	23,176	23,244
Product warranty	14,456	13,921
Sales and marketing	23,089	19,792
Employee termination and other costs	1,843	1,465
Other, net	26,721	26,122

	$151,048	$133,569

Accrued expenses, included in other long-term liabilities in the accompanying consolidated balance sheet, consist of the following at December 31, 2003 and 2002:

	December 31,
	2003	2002
	(Amounts in thousands)

Employee pension retirement benefit obligations	$55,497	$110,474
Product warranty	14,631	12,086
Post retirement health benefit obligations	35,994	17,395
Insurance	17,350	14,348
Other, net	13,361	7,125

	$136,833	$161,428

In January 2003, in connection with the Recapitalization, approximately $62,000,000 of the $110,474,000 of employee pension retirement benefit obligations noted in the table above at December 31, 2002 were settled (see Note 8).

13. RESTRUCTURING CHARGES

The Company records restructuring costs primarily in connection with operations acquired or facility closings which management plans to eliminate in order to improve future operating results of the Company. During the fourth quarter of 2002, the Company provided approximately $1,000,000 for liabilities related to restructuring and closing costs of certain subsidiaries within its Residential Building Products Segment. During the period from January 10, 2003 to December 31, 2003, the Company recognized restructuring charges primarily associated with plant closings in the Air Conditioning Segment.

Within the Air Conditioning and Heating Products Segment, the Company, in the second quarter of 2003, initiated restructuring activities related to the closure of two facilities in St. Louis, Missouri, in order to relocate the operations to other facilities by the end of the first quarter of 2004. Approximately 293 employees have been terminated to date and approximately 159 additional employees are expected to be terminated during 2004. The facilities currently support manufacturing, warehousing and distribution activities of the segment’s residential HVAC products. During the year ended December 31, 2003, the Company provided approximately $5,800,000 in cost of goods sold related to liabilities incurred as a result of the restructuring and expects to provide an additional estimated $2,400,000 of costs through early 2004. The facilities to be closed are owned by the Company and are expected to be sold in 2004.

The following table sets forth restructuring activity in the accompanying consolidated statement of operations for the periods presented. These costs are included in cost of goods sold and selling, general and administrative expenses in the accompanying consolidated statement of operations of the Company.

	Employee		Total
	Separation		Restructuring
	Expenses	Other	Costs
	(Amounts in thousands)

Balance at December 31, 2001	$710	$159	$869
Provision	524	486	1,010
Payments and asset write downs	(200)	--	(200)
Other adjustments	(214)	--	(214)

Balance at December 31, 2002	$820	$645	$1,465

Balance at December 31, 2002	$820	$645	$1,465
Other adjustments	(90)	(110)	(200)

Balance at January 9, 2003	730	535	1,265
Provision	3,629	2,128	5,757
Payments and asset write downs	(2,369)	(2,205)	(4,574)
Other adjustments	(352)	(253)	(605)

Balance at December 31, 2003	$1,638	$205	$1,843

Employee separation expenses are comprised of severance, vacation, outplacement and retention bonus payments. Other restructuring costs include expenses associated with terminating other contractual arrangements, costs to prepare facilities for closure, costs to move equipment and products to other facilities and write-offs related to equipment sales and disposals attributable to a restructuring which occurred prior to December 31, 2002.

14. OTHER INCOME AND EXPENSE

For the nine days ended January 9, 2003, the Company incurred certain charges in connection with the Recapitalization. These charges were as follows:

Curtailment loss upon termination of a SERP	$70,142,000
Recapitalization fees, expenses and other	12,848,000
Other	10,000

$83,000,000

During the period from January 10, 2003 to December 31, 2003, the Company recorded a pre-tax charge to continuing operations of approximately $1,400,000 for compensation expense related to stock options issued to employees, officers and Directors in accordance with SFAS No. 123, and recorded compensation expense of approximately $600,000 in the fourth quarter of 2003 in connection with the issuance of common stock.

The operating results of the Air Conditioning and Heating Products Segment for the period from January 10, 2003 to December 31, 2003 include approximately $5,800,000, of severance and other costs associated with the closure of certain manufacturing facilities (see Note 13). The operating results of the Air Conditioning and Heating Products Segment for the period from January 10, 2003 to December 31, 2003 also include approximately $1,100,000, of expenses associated with the start-up of a new manufacturing facility.

During the fourth quarter of 2002, the Company provided approximately $1,000,000 for liabilities related to restructuring and closing costs of certain subsidiaries within its Residential Building Products Segment.

In the second quarter of 2002, approximately $4,400,000 was charged to operating earnings and is included in selling, general and administrative expenses relating to an incentive earned by certain of Nortek’s officers under Nortek’s 1999 Equity Performance Plan. In addition, as discussed in Note 2, Nortek has recorded expenses of approximately $6,600,000 in the year ended 2002 related to fees and expenses associated with the Recapitalization of Nortek. In the third quarter of 2002, the Company incurred approximately $2,100,000 in connection with its re-audit of Nortek’s Consolidated Financial Statements for each of the three years in the period ended December 31, 2001 (see Note 10). In the year ended December 31, 2002, the Company incurred approximately $3,700,000 of direct expenses and third party fees associated with the Company’s strategic sourcing software and systems development which are recorded in Unallocated in the Company’s segment reporting.

In 2001, the Company incurred approximately $5,500,000 of direct expenses and third party fees associated with the Company’s strategic sourcing software and systems development which are recorded as unallocated expense. In 2001, the Company expensed approximately $2,700,000 of manufacturing costs incurred in connection with the start up of a residential air conditioning facility. In 2001, the Company also incurred certain duplicative net interest expense as discussed in Note 6. Also, in the third quarter of 2001, the Company recorded approximately $1,700,000 of interest income resulting from the favorable abatement of state income taxes. The abatement of state income taxes did not have a significant effect on the overall annual effective income tax rate in 2001.

15. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

The tables that follow summarize unaudited quarterly financial data for the years ended December 31, 2003 and December 31, 2002:

	For the Quarters Ended
	April 5 (1)	July 5	October 4	December 31
	(Amounts in thousands)

2003
Net sales	$361,028	$390,029	$398,553	$365,414
Gross profit	102,736	109,292	120,017	104,340
Selling, general and administrative expense	65,087	63,425	68,321	69,750
Recapitalization Fees and Expenses	83,000	--	--	--
Depreciation expense	4,350	3,939	4,006	5,793
Amortization of intangible assets and purchase price
allocated to inventory	5,921	2,964	2,306	3,336
Operating earnings (loss)	(47,241)	43,847	49,713	31,361
Earnings (loss) from continuing operations	(49,900)	18,500	20,900	11,600
Earnings (loss) from discontinued operations	(6,500)	7,400	9,000	1,300
Net earnings (loss)	$(56,400)	$25,900	$29,900	$12,900

(1)	The first quarter ended April 5, 2003 represents the combined pre- and post-Recapitalization periods of January 1, 2003 to January 9, 2003 and January 10, 2003 to April 5, 2003, respectively.

	For the Quarters Ended
	March 30	June 29	September 28	December 31
	(Amounts in thousands)

2002
Net sales	$327,802	$374,134	$358,010	$324,179
Gross profit	91,777	108,474	98,926	92,649
Selling, general and administrative expense	58,994	68,530	67,187	67,960
Recapitalization Fees and Expenses	--	5,200	1,000	400
Depreciation expense	6,841	6,463	6,414	6,412
Amortization of intangible assets	729	712	683	864
Operating earnings	32,054	34,032	30,056	23,425
Earnings from continuing operations	12,700	13,100	8,700	9,100
Earnings (loss) from discontinued operations	(2,100)	14,600	8,000	(1,600)
Net earnings	$10,600	$27,700	$16,700	$7,500

See Notes 1, 2, 3 and 13 and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7 of Part II of this report, regarding certain other quarterly transactions which impact the operating results in the above table including dispositions, financing activities, new accounting pronouncements, acquisitions, sales volume, material costs, rationalization and relocation of manufacturing operations, material procurement strategies and weakness in the manufactured housing industry.

16. SUBSEQUENT EVENTS (UNAUDITED)

From January 1, 2004 through February 3, 2004, the Company purchased approximately $14,800,000 of Nortek’s 9 1/4% Senior Notes due 2007 (“9 1/4% Notes”) and approximately $10,700,000 of Nortek’s 9 1/8% Senior Notes due 2007 (“9 1/8% Notes”) in open market transactions. These purchases resulted in a pre-tax loss of approximately $400,000, which will be recorded in the first quarter of 2004.

On February 13, 2004, the Company called for redemption on March 15, 2004 all of Nortek’s outstanding 9 1/4% Notes (approximately $160,200,000 in principal amount) and called for redemption on March 14, 2004 all of Nortek’s outstanding 9 1/8% Notes (approximately $299,300,000 in principal amount). The 9 1/4% Notes and 9 1/8% Notes were called at a redemption price of 101.542% and 103.042%, respectively, of the principal amount thereof plus accrued and unpaid interest. The 9 1/4% Notes and 9 1/8% Notes ceased to accrue interest as of the respective redemption dates indicated above. The Company used the estimated net after tax proceeds from the sale of Ply Gem of approximately $450,000,000, together with existing cash on hand, to fund the redemption of the 9 1/4% Notes and 9 1/8% Notes. On February 13, 2004, the Company called for redemption on March 14, 2004 $60,000,000 of Nortek’s outstanding 8 7/8% Senior Notes due 2008 (“8 7/8% Notes”). On March 1, 2004, the Company called for redemption on March 31, 2004 the remaining $150,000,000 of Nortek’s outstanding 8 7/8% Notes (see below). The 8 7/8% Notes were called at a redemption price of 104.438% of the principal amount thereof plus accrued and unpaid interest.

On March 1, 2004, Nortek completed the sale of $200,000,000 of Senior Floating Rate Notes due 2010 (the “Floating Rate Notes”). The Floating Rate Notes will bear interest at a rate per annum equal to LIBOR, as defined, plus 3% (4.17% as of March 1, 2004). Interest on the Floating Rate Notes will be determined and payable semi-annually on June 30 and December 31 of each year commencing June 30, 2004. Nortek incurred fees and expenses, including the initial purchaser’s discount, of approximately $4,000,000 in connection with the sale, which will be amortized over the life of the Floating Rate Notes. The Floating Rate Notes are unsecured obligations of Nortek, which mature on December 31, 2010, and may be redeemed in whole or in part prior to December 31, 2010 at the redemption prices as defined in the indenture governing the Floating Rate Notes (the “Nortek Indenture”). The Nortek Indenture contains covenants that limit Nortek’s ability to engage in certain transactions, including incurring additional indebtedness and paying dividends or distributions. The terms of the Floating Rate Notes require Nortek to register notes having substantially identical terms (the “Nortek Exchange Notes”) with the SEC as part of an offer to exchange freely tradable Nortek Exchange Notes for the Floating Rate Notes (the “Nortek Exchange”). In the event Nortek does not complete the Nortek Exchange in accordance with the timing requirements outlined in the Indenture, Nortek may be required to pay a higher interest rate. Nortek expects to complete the Exchange within the required time period.

Approximately $60,000,000 principal amount of the 8 7/8% Notes ceased to accrue interest as of March 14, 2004 and approximately $150,000,000 principal amount of such Notes will cease to accrue interest as of March 31, 2004. The Company will use the net proceeds of approximately $196,000,000 from the sale of the Floating Rate Notes, together with existing cash on hand, to fund the redemption of the 8 7/8% Notes.

The Company expects that the redemption of the 9 1/4% Notes, 9 1/8% Notes and 8 7/8% will result in a pre-tax loss of approximately $11,500,000, based upon the difference between the respective redemption prices indicated above and the estimated carrying values at the redemption dates of the 9 1/4% Notes, 9 1/8% Notes and 8 7/8% Notes, which include the principal amount to be redeemed and the estimated remaining unamortized premium recorded in connection with the Recapitalization (see Note 16 of the Notes to the Consolidated Financial Statements included elsewhere herein). The Company will record such loss in the first quarter of 2004.

The Company’s pro forma interest expense for the year ended December 31, 2003 would have been approximately $78,300,000, after adjusting the combined historical interest expense for the period from January 1, 2003 to January 9, 2003 and the period from January 10, 2003 to December 31, 2003 to give effect to the redemption of the 9 1/4% Notes, 9 1/8% Notes and 8 7/8% Notes, the sale of the Floating Rate Notes and the sale of the Senior Discount Notes, as if they had occurred on January 1, 2003.

The table that follows is a summary of maturities of the Company’s debt obligations, including the offerings and redemptions discussed in the previous paragraphs and excluding unamortized debt premiums:

2004	$710,300,000
2005	2,700,000
2006	1,300,000
2007	900,000
2008	900,000
Thereafter	975,100,000

The Company expects to meet its cash flow requirements for debt payments and retirements through fiscal 2004 from, net proceeds from the sale of Ply Gem in February 2004, net proceeds from the sale of Senior Floating Rate Notes in February 2004 and existing cash and cash equivalents.

On March 9, 2004, the Company acquired OmniMount Systems, Inc. (“OmniMount”) for approximately $16,500,000 in cash. OmniMount is a manufacturer and designer of speaker mountings and other products to maximize the home theater experience. Net sales, operating earnings and depreciation and amortization were approximately $28,300,000, $3,500,000 and $231,000, respectively, for the year ended December 31, 2003.

Report of Independent Auditors
To Nortek Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Nortek Holdings, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ investment, and cash flows for the period from January 10, 2003 to December 31, 2003, the period from January 1, 2003 to January 9, 2003 and for each of the two years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nortek Holdings, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the period from January 10, 2003 to December 31, 2003, the period from January 1, 2003 to January 9, 2003 and for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2003 the Company changed its method of accounting for stock-based compensation, pursuant to the adoption of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure an Amendment of FASB statement No. 123. As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets, pursuant to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

ERNST & YOUNG, LLP

Boston, Massachusetts March 26, 2004

NORTEK HOLDINGS, INC. (PARENT COMPANY)
SCHEDULE I CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Condensed Balance Sheet
	December 31,
	2003	2002
	(Amounts in thousands)

Assets

Current Assets:
Cash and cash equivalents	$11,771	$--

Investments and Other Assets:
Net intercompany balance and investment in subsidiaries	537,290	317,505
Deferred debt expense, net	9,801	--

	547,091	317,505

	$558,862	$317,505

Liabilities and Stockholders’ Investment

Current Liabilities:
Accounts payable	$8	$--
Accrued expenses	5,730	--

	5,738	--

10% Senior Discount Notes due 2011	352,916	--

Commitments and Contingencies (Note 3)

Stockholders’ Investment:

Preference stock, $1.00 par value; authorized 7,000,000 shares;
none issued as of December 31, 2002	--	--
Series B preference stock, $1.00 par value; authorized
19,000,000 shares; 8,130,442 shares issued and outstanding
as of December 31, 2003	8,130	--
Class A common stock, $1.00 par value; authorized 19,000,000 shares; 397,380 shares issued and outstanding as of
December 31, 2003	397	--
Class B common stock, $1.00 par value; authorized 14,000,000
shares; none issued and outstanding as of December 31, 2003	--	--
Common Stock, $1.00 par value; authorized 40,000,000 shares;
10,502,627 shares issued and outstanding as of
December 31, 2002	--	10,503
Special Common Stock, $1.00 par value; authorized 5,000,000
shares; 501,224 shares issued and outstanding as of
December 31, 2002	--	501
Additional paid-in capital	172,244	108,617
Retained earnings	--	255,366
Accumulated other comprehensive income (loss)	19,437	(57,482)

Total stockholders’ investment	200,208	317,505

	$558,862	$317,505

The accompanying notes are an integral part of these condensed financial statements.
Condensed Statement of Operations

	For the periods
	Jan. 10, 2003 to	Jan. 1, 2003 to	Nov. 21, 2002 to
	Dec. 31, 2003	Jan. 9, 2003	Dec. 31, 2002
	(Amounts in thousands)

Revenues:
Investment income	$131	$--	$--

Expenses:
Selling, general and administrative expense	37	--	--
Interest expense	3,594	--	--

	3,631	--	--

Loss from continuing operations before equity
in subsidiaries’ earnings (loss)	(3,500)	--	--
Equity in subsidiaries’ earnings (loss) before
provision (benefit) for income taxes	106,800	(82,700)	7,000

Earnings (loss) from continuing operations before
provision (benefit) for income taxes	103,300	(82,700)	7,000
Provision (benefit) for income taxes	41,300	(21,800)	2,900

Earnings (loss) from continuing operations	62,000	(60,900)	4,100
Earnings (loss) from discontinued operations	12,200	(1,000)	(5,800)

Net earnings (loss)	$74,200	$(61,900)	$(1,700)

The accompanying notes are an integral part of these condensed financial statements.

Condensed Statement of Cash Flows
	For the periods
	Jan. 10, 2003 to	Jan. 1, 2003 to	Nov. 21, 2002 to
	Dec. 31, 2003	Jan. 9, 2003	Dec. 31, 2002
	(Amounts in thousands)

Cash flows from operating activities:
Earnings (loss) from continuing operations	$62,000	$(60,900)	$4,100
Earnings (loss) from discontinued operations	12,200	(1,000)	(5,800)

Net earnings (loss)	74,200	(61,900)	(1,700)

Adjustments to reconcile net earnings to cash:
Non-cash interest expense	3,593	--	--
Equity in subsidiaries’ (earnings) loss before
provision (benefit) for income taxes	(106,800)	82,700	(7,000)
(Earnings) loss from discontinued operations before
provision (benefit) for income taxes	(19,700)	1,600	8,700
Current income tax provision (benefit) for
Subsidiary continuing operations	47,300	(27,700)	2,900
Deferred income tax (credit) provision for
Subsidiary continuing operations	(4,800)	5,900	(2,100)
Current income tax provision (benefit) for
discontinued operations	7,000	(600)	(800)
Deferred income tax provision (credit) for
discontinued operations	500	--	--
Changes in certain assets and liabilities, net of
effects from acquisitions and dispositions:
Accounts payable	8	--	--
Accrued expenses and taxes	3,995	--	--

Total adjustments to net earnings	(68,904)	61,900	1,700

Net cash provided by operating activities	5,296	--	--

Cash flows from investing activities:
Redemption of publicly held shares in connection
with the Recapitalization	(469,655)	--	--
Payment of fees and expenses in connection with
the Recapitalization	(27,900)	--	--

Net cash used in investing activities	$(497,555)	$--	$--

Cash flows from financing activities:
Sale of 10% Senior Discount Notes, net of fees	$339,522	$--	$--
Issuance of Series B preference stock in connection
with the Recapitalization	355,923	--	--
Issuance of Class A common stock in connection
with the Recapitalization	3,262	--	--
Issuance of Class A common stock	1,500	--	--
Dividend to preferred and common stockholders	(298,474)	--	--
Dividends and distributions received from
Nortek, Inc.	--	147,900	--
Purchase of Nortek, Inc. common stock	(41,000)	(4,603)	--

Net cash provided by financing activities	360,733	143,297	--

Net (decrease) increase in cash and cash equivalents	(131,526)	143,297	--
Cash and cash equivalents at the beginning of the period	143,297	--	--

Cash and cash equivalents at the end of the period	$11,771	$143,297	$--

The accompanying notes are an integral part of these condensed financial statements.

Notes to Condensed Financial Statements
December 31, 2003
1.

On November 20, 2002, Nortek, Inc. (“Nortek”) reorganized into a holding company structure and each outstanding share of capital stock of the Company was converted into an identical share of capital stock of Nortek Holdings, Inc. (“Holdings”), a Delaware corporation formed on June 19, 2002, with Holdings becoming the successor public company and Nortek becoming a wholly-owned subsidiary of Holdings (the “Holdings Reorganization”). From June 19, 2002 through November 20, 2002, Holdings was a wholly owned subsidiary of Nortek, which had no operating or cash flow activity. Prior to the Holdings Reorganization, Nortek was the Registrant and parent company for all filings required by the Securities and Exchange Commission (“SEC”). As of December 31, 2001, Nortek met the restricted net asset requirements under SEC rules and regulations for financial statement schedules and, accordingly, Nortek filed Schedule I - Condensed Financial Information of the Registrant in its Form 10-K for the year ended December 31, 2001. As of December 31, 2003 and 2002, Holdings also met the restricted net asset requirements under SEC rules and regulation, which require Holdings to file Schedule I - Condensed Financial Information of the Registrant. Schedule I - Condensed Financial Information of Registrant included in this Form 10-K provides all parent company information for the periods subsequent to the Holdings Reorganization, when Holdings became the parent company, that are required to be presented in accordance with SEC rules and regulations for financial statement schedules. The Nortek, Inc. (Parent Company) - Schedule I - Condensed Financial Information of Nortek, Inc., which cover the required periods prior to the Holdings Reorganization, are included elsewhere in this Form 10-K and are incorporated herein by reference. The accompanying condensed financial statements have been prepared in accordance with the reduced disclosure requirements permitted by Form 10-K, Part IV, Item 14, Schedule I - Condensed Financial Information of the Registrant. The Consolidated Financial Statements and related notes of Nortek Holdings, Inc. are included elsewhere in this Form 10-K (Part II, Item 8) and are incorporated herein by reference.

On January 9, 2003, Holdings, the parent company of Nortek, was acquired by Kelso and Company L.P. (“Kelso”), and certain members of Nortek’s management in accordance with the Agreement and Plan of Recapitalization by and among Nortek, Inc., Nortek Holdings, Inc. and K Holdings, Inc. dated as of June 20, 2002, as amended, (the “Recapitalization Agreement”) in a transaction valued at approximately $1.6 billion, including the assumption of certain indebtedness (the “Recapitalization”). Holdings accounted for the Recapitalization as a purchase in accordance with the provisions of Statement of Financial Standards No. 141, “Business Combinations”, which resulted in a new valuation for the assets and liabilities of Holdings and its subsidiaries based upon fair values as of the date of the Recapitalization. Refer to Notes 1 and 2 of the Notes to the Nortek Holdings, Inc. and Subsidiaries Consolidated Financial Statements, which are incorporated herein by reference for a complete discussion of the Recapitalization and the related purchase accounting recorded by Holdings.

2.

In the third quarter of 2001, Holdings adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets and, as required by standard, applied this accounting standard as of January 1, 2001. Adoption of this accounting standard did not result in any material changes in net earnings from accounting standards previously applied. Adoption of this standard did result in the accounting for the gain (loss) on the sale of certain businesses and their related operating results as discontinued operations. The presentation for all periods presented has been reclassified to conform to the new standard.

On February 12, 2004, Nortek sold its subsidiary, Ply Gem Industries, Inc. (“Ply Gem”). In 2002 and 2001, Nortek sold certain former subsidiaries of Ply Gem. The sale of the former subsidiaries of Ply Gem in 2002 and 2001 and their related operating results, together with the operating results of Ply Gem, have been excluded from earnings (loss) from continuing operations and have been classified as discontinued operations for all periods presented. Information pertaining to Ply Gem and its subsidiaries is included in Note 10 of the Notes to the Nortek Holdings, Inc. and Subsidiaries Consolidated Financial Statements, which are incorporated herein by reference.

3.

On November 24, 2003, Holdings completed the sale of $515,000,000 aggregate principal amount at maturity (approximately $349,400,000 of gross proceeds) of its 10% Senior Discount Notes due May 15, 2011 (“Senior Discount Notes”). The Notes, which are structurally subordinate to all debt and liabilities of Holding’s subsidiaries, were issued and sold in a private Rule 144A offering to institutional investors. Holdings used the net proceeds of the offering to pay a dividend to holders of capital stock of approximately $298,474,000 and to make a capital contribution to Nortek of $41,000,000. Nortek used the capital contribution, together with cash on hand, to make an approximately $41,600,000 distribution to option holders of Holdings’ common stock. The accreted value of the 10% Senior Discount Notes will increase from the date of issuance at a rate of 10% per annum compounded semi-annually such that the accreted value will equal the principal amount at maturity of $515,000,000 on November 15, 2007. No cash interest will accrue on the 10% Senior Discount Notes prior to November 15, 2007 and, thereafter, cash interest will accrue at 10% per annum payable semi-annually in arrears on May 15 and November 15 of each year. The Senior Discount Notes are unsecured obligations of Holdings, which mature on May 15, 2011, and may be redeemed in whole or in part at the redemption prices as defined in the indenture governing the Senior Discount Notes (the “Indenture”). The Indenture contains covenants that limit the Company’s ability to engage in certain transactions, including incurring additional indebtedness and paying dividends or distributions. The terms of the Senior Discount Notes require Holdings to register notes having substantially identical terms (the “Holdings Exchange Notes”) with the Securities and Exchange Commission as part of an offer to exchange freely tradable Holdings Exchange Notes for the Senior Discount Notes (the “Holdings Exchange”). In the event the Company does not complete the Holdings Exchange in accordance with the timing requirements outlined in the Indenture, the Company may be required to pay a higher interest rate. The Company expects to complete the Holdings Exchange within the required time period. See Notes 1 and 6 of the Notes to the Nortek Holdings, Inc. and Subsidiaries Consolidated Financial Statements, which are incorporated herein by reference.

On March 1, 2004, Nortek completed the sale of $200,000,000 of Floating Rate Notes. The Floating Rate Notes will bear interest at a rate per annum equal to LIBOR, as defined, plus 3% (4.17% as of March 1, 2004). Interest on the Floating Rate Notes will be determined and payable semi-annually on June 30 and December 31 of each year commencing June 30, 2004. Nortek incurred fees and expenses, including the initial purchaser’s discount, of approximately $4,000,000 in connection with the sale, which will be amortized over the life of the Floating Rate Notes. See Notes 6 and 16 of the Notes to the Nortek Holdings, Inc. and Subsidiaries Consolidated Financial Statements, which are incorporated herein by reference.

In 2004, Nortek, at various times, either purchased on the open market or called for redemption all of Nortek’s 8 7/8% Senior Notes due 2008, 9 1/4% Senior Notes due 2007 and 9 1/8% Senior Notes due 2007. Nortek used the proceeds from the sale of Ply Gem and the Floating Rates Notes to fund these redemptions. See Notes 6 and 16 of the Notes to the Nortek Holdings, Inc. and Subsidiaries Consolidated Financial Statements, which are incorporated herein by reference.

Descriptions of material contingencies, significant provisions of other long-term debt obligations and commitments of Holdings and its subsidiaries are included in Notes 1, 6 and 9 of the Notes to the Nortek Holdings, Inc. and Subsidiaries Consolidated Financial Statements, which are incorporated herein by reference.

4.	At December 31, 2003, Nortek Holding’s subsidiaries, principally Nortek, had unrestricted cash and investments and marketable securities of approximately $182,349,000.

5.

Nortek is Nortek Holdings only directly owned subsidiary and all of Holding’s other subsidiaries are either directly or indirectly owned by Nortek. As a result, Holdings ability to receive cash from Nortek is limited to the amount of cash transfers or dividends that can be paid by Nortek, which are restricted under the terms of certain of Nortek’s indebtedness. As part of the Recapitalization, Nortek declared and distributed to the Company a dividend of approximately $120,000,000 and distributed approximately $27,900,000 for reimbursement of fees and expenses of Kelso, which were paid out of Nortek’s unrestricted cash and cash equivalents on hand and were permissible under the most restrictive covenants with respect to the indentures of Nortek’s 8 7/8% Senior Notes due 2008, 9 1/4% Senior Notes due 2007, 9 1/8% Senior Notes due 2007 and 9 7/8% Senior Subordinated Notes due 2011 (the “Existing Notes”). At March 26, 2004, approximately $92,300,000 was available for the payment of cash dividends, stock purchases or other restricted payments as defined under the terms of Nortek’s most restrictive indenture based upon the redemption and refinancing of certain of Nortek’s Existing Notes in fiscal 2004. See Notes 6 and 16 of the Notes to the Nortek Holdings, Inc. and Subsidiaries Consolidated Financial Statements, which are incorporated herein by reference.

6.

The combined liabilities, excluding deferred income taxes, of Nortek’s subsidiaries as of December 31, 2003 were approximately $1,516,474,000 consisting of $987,059,000 of short and long-term debt (prior to the redemption and refinancing discussed in 5. above), $112,764,000 of accounts payable, $278,968,000 of short and long-term accruals, taxes and other obligations (of which approximately $142,135,000 are classified as short-term) and $137,683,000 of liabilities of discontinued operations.

NORTEK HOLDINGS, INC. (PARENT COMPANY)
SCHEDULE I CONDENSED FINANCIAL INFORMATION OF NORTEK, INC.
Condensed Statement of Operations
	For the Period
	from January 1,	For the Year
	2002 to	Ended
	November 20,	December 31,
	2002	2001
	(Amounts in thousands)

Revenues:
Charges and allocations to subsidiaries	$21,307	$30,142
Investment income	2,586	5,514
Other income	48	234

Total revenues	23,941	35,890

Expenses:
Selling, general and administrative expense	59,275	31,173
Loss from debt retirement	--	5,500
Interest expense	52,712	53,540
Other expense	885	689

Total expenses	112,872	90,902

Loss from continuing operations before equity in
subsidiaries’ earnings	(88,931)	(55,012)
Equity in subsidiaries’ earnings before provision for income taxes	155,031	115,612

Earnings from continuing operations before provision
for income taxes	66,100	60,600
Provision for income taxes	26,600	27,800

Earnings from continuing operations	39,500	32,800
Earnings (loss) from discontinued operations	24,700	(24,800)

Net earnings	$64,200	$8,000

The accompanying notes are an integral part of these condensed financial statements.

Condensed Statement of Cash Flows
	For the Period
	from January 1,	For the Year
	2002 to	Ended
	November 20,	December 31,
	2002	2001
	(Amounts in thousands)

Cash Flows from operating activities:
Earnings from continuing operations	$39,500	$32,800
Loss from discontinued operations	24,700	(24,800)

Net earnings	64,200	8,000

Adjustments to reconcile net earnings to cash:
Depreciation and amortization expense	313	380
Non-cash interest expense, net	3,351	3,529
Loss on debt retirement	--	5,500
Equity in subsidiaries’ earnings before provision for
income taxes	(155,031)	(115,612)
Charges and allocations to subsidiaries	(21,307)	(30,142)
Net transfers from subsidiaries, principally cash	205,290	159,112
Deferred federal income tax credit from continuing operations	--	(1,200)
Deferred federal income tax credit from discontinued operations	--	(3,700)

Changes in certain assets and liabilities, net of effects
from acquisitions and dispositions:
Notes and accounts receivable and other current assets	(252)	6
Other assets	(4,777)	(428)
Accounts payable	(5,352)	4,231
Accrued expenses and taxes	51,482	3,194
Long-term liabilities	6,580	1,710
Other, net	738	80

Total adjustments to net earnings	81,035	26,660

Net cash provided by operating activities	145,235	34,660

Cash Flows from investing activities:
Capital expenditures	$(120)	$(1,556)
Purchases of investments and marketable securities	(236,926)	(117,798)
Proceeds from the sale of investments and marketable securities	148,227	76,968
Cash contributed to subsidiaries for businesses acquired	--	(1,900)
Change in restricted cash, investments and marketable securities	(2)	5,201

Net cash used in investing activities	(88,821)	(39,085)

Cash Flows from financing activities:
Sale of 9 7/8% Senior Subordinated Notes due 2011	--	241,800
Redemption of 9 7/8% Senior Subordinated Notes due 2004	--	(207,700)
Repayment of other long-term debt	(5)	(5,005)
Payment of fees associated with Nortek’s Senior Secured
Credit Facility	(3,873)	--
Exercise of stock options	615	1,307
Purchase of Nortek Common and Special Common Stock	--	(3)
Other, net	27	68

Net cash (used in) provided by financing activities	(3,236)	30,467

Net increase in unrestricted cash and investments	53,178	26,042
Unrestricted cash and investments at the beginning of the year	83,260	57,218

Unrestricted cash and investments at the end of the year	$136,438	$83,260

Interest paid on indebtedness	$38,277	$51,985

Net income taxes paid, including amounts paid by subsidiaries	$16,900	$4,500

The accompanying notes are an integral part of these condensed financial statements.

Notes to Condensed Financial Statements
For the Period from January 1, 2002 to December 31, 2002
1.

On November 20, 2002, Nortek, Inc. (“Nortek”) reorganized into a holding company structure and each outstanding share of capital stock of the Company was converted into an identical share of capital stock of Nortek Holdings, Inc. (“Holdings”), a Delaware corporation formed in 2002, with Holdings becoming the successor public company and Nortek becoming a wholly-owned subsidiary of Holdings (the “Holdings Reorganization”). Prior to the Holdings Reorganization, Nortek was the Registrant and parent company for all filings required by the Securities and Exchange Commission (“SEC”). As of December 31, 2001, Nortek met the restricted net asset requirements under SEC rules and regulations for financial statement schedules and, accordingly, Nortek filed Schedule I - Condensed Financial Information of the Registrant in its Form 10-K for the year ended December 31, 2001. As of December 31, 2003 and 2002, Holdings also met the restricted net assets requirements under SEC rules and regulation, which require Holdings to file Schedule I - Condensed Financial Information of the Registrant. Schedule I - Condensed Financial Information of Nortek included in this Form 10-K Statement provides all parent company information for the periods prior to the Holdings Reorganization, when Nortek was the parent company, that are required to be presented in this Form 10-K in accordance with SEC rules and regulations for financial statement schedules. The Nortek Holdings, Inc. (Parent Company) - Schedule I - Condensed Financial Information of Registrant, which cover the required periods subsequent to the Holdings Reorganization, are included elsewhere in this Form 10-K and are incorporated herein by reference. The accompanying condensed financial statements have been prepared in accordance with the reduced disclosure requirements permitted by Form 10-K, Part IV, Item 14, Schedule I - Condensed Financial Information of the Registrant. The Consolidated Financial Statements and related notes of Nortek Holdings, Inc. are included elsewhere in this Form 10-K (Part II, Item 8) and are incorporated herein by reference.

2.

In the third quarter of 2001, Nortek adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets and, as required by standard, applied this accounting standard as of January 1, 2001. Adoption of this accounting standard did not result in any material changes in net earnings from accounting standards previously applied. Adoption of this standard did result in the accounting for the gain (loss) on the sale of certain businesses and their related operating results as discontinued operations. The presentation for all periods presented has been reclassified to conform to the new standard.

On February 12, 2004, Nortek sold its subsidiary, Ply Gem Industries, Inc. (“Ply Gem”). In 2002 and 2001, Nortek sold certain former subsidiaries of Ply Gem. The sale of the former subsidiaries of Ply Gem in 2002 and 2001 and their related operating results, together with the operating results of Ply Gem, have been excluded from earnings from continuing operations and have been classified as discontinued operations for all periods presented. Information pertaining to Ply Gem and its subsidiaries is included in Note 10 of the Notes to the Nortek Holdings, Inc. and Subsidiaries Consolidated Financial Statements, which are incorporated herein by reference.

3.

Descriptions of material contingencies, significant provisions of long-term debt obligations and commitments of Nortek and Holdings are included in Notes 1, 6 and 9 of the Notes to the Nortek Holdings, Inc. and Subsidiaries Consolidated Financial Statements, which are incorporated herein by reference.

4.

Included in interest expense in the accompanying condensed statement of operations for the period from January 1, 2002 to November 20, 2002 and the year ended December 31, 2001 is approximately $6,900,000 and $3,900,000, respectively, related to notes payable to a subsidiary of Nortek that bear interest at rates ranging from 8% to 10%. Interest expense allocated to discontinued operations in the accompanying condensed statement of operations for the period from January 1, 2002 to November 20, 2002 and the year ended December 31, 2001 is approximately $37,800,000 and $41,800,000, respectively.

5.

Included in the Registrant’s condensed statement of cash flows for the year ended December 31, 2001 (in net transfers from subsidiaries, principally cash) are non-cash dividends (declared by subsidiaries’ Board of Directors) from subsidiaries of approximately $280,000,000.

NORTEK HOLDINGS, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

							Balance at
	Balance at		Charged to		Deduction		at
	Beginning	Charged to Cost	Other		from		End of
Classification	of Year	and Expense	Accounts		Reserves		Year
	(Amounts in thousands)

For the year-ended December 31, 2001:
Allowance for doubtful accounts and sales allowances	$4,069	$2,196	$(171	)(b)	$(1,331	)(a)	$4,763

For the year-ended December 31, 2002:
Allowance for doubtful accounts and sales allowances	$4,763	$3,035	$70	(b)	$(1,865	)(a)	$6,003

For the year-ended December 31, 2003:
Allowance for doubtful accounts and sales allowances	$6,003	$3,431	$711	(b)	$(4,265	)(a)	$5,880

(a)	Amounts written off, net of recoveries
(b)	Other including acquisitions

EXHIBIT INDEX

Exhibits marked with an asterisk are filed herewith. The remainder of the exhibits have heretofore been filed with the Commission and are incorporated herein by reference. Exhibits marked with a double asterisk identify each management contract or compensatory plan or arrangement.

2.1	Agreement and Plan of Recapitalization, dated as of June 20, 2002, by and among Nortek, Inc., Nortek Holdings, Inc. and K Holdings, Inc. (Exhibit 2 to Nortek, Inc.’s Form 8-K filed June 24, 2002).

2.2

Amendment No. 1 to Agreement and Plan of Recapitalization, dated as of September 16, 2002, by and among Nortek, Inc., Nortek Holdings, Inc. and K Holdings, Inc. (Exhibit 2 to Nortek, Inc.’s Form 8-K filed September 16, 2002).

2.3	Agreement and Plan of Merger by and among Nortek, Inc. and Nortek Holdings, Inc. and Nortek Holdings Merger Sub, Inc., dated as of November 20, 2002. (Exhibit 2.1 to Form 8-K filed November 20, 2002).

2.4

Amendment No. 2 to Agreement and Plan of Recapitalization, dated November 20, 2002, by and among Nortek, Inc., Nortek Holdings, Inc. and K Holdings, Inc. (Exhibit (d)(13) to Nortek, Inc.’s Amendment No. 3 to Schedule 13E-3 filed November 27, 2002).

2.5

Amendment No. 3 to Agreement and Plan of Recapitalization, dated December 4, 2002, by and among Nortek, Inc., Nortek Holdings, Inc. and K Holdings, Inc. (Exhibit (d)(15) to Amendment No. 4 to Schedule 13E-3 filed December 4, 2002).

*3.1	Amended and Restated Certificate of Incorporation of Nortek Holdings, Inc.

*3.2	Amended and Restated By-laws of Nortek Holdings, Inc., effective December 8, 2003.

*4.1	Indenture dated as of November 24, 2003 by and between Nortek Holdings, Inc. and U.S. Bank National Association, relating to the 10% Senior Discount Notes due 2011.

4.2

Indenture dated as of June 12, 2001 between Nortek, Inc. and State Street Bank and Trust Company, as Trustee, relating to the 9 7/8% Senior Subordinated Notes due 2011 (Exhibit 4.1 to Nortek, Inc.’s Registration Statement No. 333-64130 filed July 11, 2001).

4.3

Indenture dated as of March 1, 2004 by and between Nortek, Inc. and U.S. Bank National Association, as Trustee relating to the Senior Floating Rate Notes due 2010 (Exhibit 4.3 to Nortek, Inc.’s form 10-K filed March 30,2004).

*4.4

Registration Rights Agreement dated as of November 24, 2003 by and among Nortek Holdings, Inc., Deutsche Bank Securities, Inc., UBS Securities LLC, Credit Suisse First Boston LLC and Bear, Stearns & Co., Inc.

4.5

Registration Rights Agreement dated as of March 1, 2004 by and among Nortek, Inc., Deutsche Bank Securities, Inc., Fleet Securities, Inc. and UBS Securities LLC (Exhibit 4.5 to Nortek, Inc.’s form 10-K filed March 30,2004).

4.6

Registration Rights Agreement, dated as of January 9, 2003, among Nortek Holdings, Inc., Nortek, Inc., Kelso Investment Associates VI, L.P., Kelso Nortek Investors, LLC, KEP VI, LLC, the Third Party Investors and the Management Stockholders (Exhibit 4.8 to Nortek, Inc.’s Form 10-K filed March 27, 2003).

9.1	Voting Agreement, dated as of June 20, 2002, by and among Nortek, Inc., K Holdings, Inc. and Richard L. Bready (Exhibit 9 to Nortek, Inc.’s Form 8-K filed June 24, 2002).

**10.1	Change in Control Severance Benefit Plan for Key Employees adopted February 10, 1986, and form of agreement with employees (Exhibit 10.19 to Nortek, Inc.’s Form 10-K filed March 31, 1986).

**10.2	Change in Control Severance Benefit Plan for Key Employees as Amended and Restated June 12, 1997, and form of agreement with employees (Exhibit 10.1 to Nortek, Inc.’s Form 10-Q filed August 8, 1997).

**10.3

Form of Indemnification Agreement between Nortek, Inc. and its directors and certain officers (Appendix C to Nortek, Inc.’s Proxy Statement dated March 23, 1987 for Annual Meeting of Nortek Stockholders).

10.4

Split Dollar Agreement dated as of June 29, 1999 between Nortek, Inc. and Douglass N. Ellis, Jr. as trustee of The Richard L. Bready and Cheryl A. Bready 1998 Irrevocable Trust, together with appendix prepared by Nortek, Inc. (Exhibit 10.7 to Nortek, Inc.’s Form 10-Q filed August 11, 2000).

10.5

Split Dollar Agreement dated as of June 29, 1999 between Nortek, Inc. and Almon C. Hall, together with appendix prepared by Nortek, Inc. (Exhibit 10.8 to Nortek, Inc.’s Form 10-Q filed August 11, 2000).

10.6

Split Dollar Agreement dated as of June 29, 1999 between Nortek, Inc. and Mark Richard Harris and Pamela Jean Harris as trustees of the Richard J. and Carole M. Harris 1999 Irrevocable Trust, together with appendix prepared by Nortek, Inc. (Exhibit 10.9 to Nortek, Inc.’s Form 10-Q filed August 11, 2000).

**10.7

Exchange Agreement, dated June 20, 2002, by and among Nortek, Inc., Nortek Holdings, Inc., K Holdings, Inc. and Richard L. Bready (Exhibit 5 to Schedule 13D/A filed by Richard L. Bready on June 24, 2002).

10.8

$200,000,000 Loan and Security Agreement, dated as of July 25, 2002, among Nortek, Inc., certain of its subsidiaries, certain banks, Fleet Capital Corporation, Individually and as Administrative Agent and Fleet Capital Canada Corporation, Individually and as Canadian Agent. (Exhibit 10.1 to Nortek, Inc.’s Form 10-Q filed August 13, 2002).

**10.9

Amendment No. 1 to Exchange Agreement, dated September 16, 2002, by and among Nortek, Inc., Nortek Holdings, Inc., K Holdings, Inc. and Richard L. Bready (Exhibit 2 to Schedule 13D/A filed by Richard L. Bready on September 18, 2002).

**10.10	Nortek, Inc., Nortek Holdings, Inc. and Richard L. Bready Employment Agreement dated January 9, 2003 (Exhibit 10.13 to Nortek, Inc.’s Form 10-K filed March 27, 2003).

**10.11	Nortek, Inc., Nortek Holdings, Inc. and Kevin W. Donnelly Employment Agreement dated January 9, 2003 (Exhibit 10.14 to Nortek, Inc.’s Form 10-K filed March 27, 2003).

**10.12	Nortek, Inc., Nortek Holdings, Inc. and Almon C. Hall, III Employment Agreement dated January 9, 2003 (Exhibit 10.15 to Nortek, Inc.’s Form 10-K filed March 27, 2003).

**10.13

Amendment No. 2 to Exchange Agreement, dated January 9, 2003, by and among Nortek, Inc., Nortek Holdings, Inc., K Holdings, Inc. and Richard L. Bready (Exhibit 10.6 to Nortek, Inc.’s Form 10-K filed March 27, 2003).

10.14	Equity Subscription Agreement, dated January 9, 2003, between Nortek Holdings, Inc., Nortek, Inc. and RGIP, LLC (Exhibit 10.17 to Form 10-K filed March 27, 2003).

10.15

Equity Subscription Agreement, dated January 9, 2003, between Nortek Holdings, Inc., Nortek, Inc. and Magnetitte Asset Investors III, LLC (Exhibit 10.18 to Nortek, Inc.’s Form 10-K filed March 27, 2003).

10.16	Equity Subscription Agreement, dated January 9, 2003, between Nortek Holdings, Inc., Nortek, Inc. and Daroth Investors LLC (Exhibit 10.19 to Nortek, Inc.’s Form 10-K filed March 27, 2003).

10.17

Stockholders Agreement, dated as of January 9, 2003 by and among Nortek Holdings, Inc., Nortek, Inc., Kelso Investment Associates VI, L.P., Kelso Nortek Investors, LLC, KEP VI, LLC, the Third Party Investors and the Management Stockholders (Exhibit 10.20 to Nortek, Inc.’s Form 10-K filed March 27, 2003).

10.18	Nortek Holdings, Inc. 2002 Stock Option Plan (Exhibit 10.9 to Nortek, Inc.’s Form 10-Q filed May 19, 2003).

*10.19	Equity Subscription Agreement, dated July 11, 2003 between Nortek Holdings, Inc. and Jeremy Burkhardt.

*/**10.20	Equity Subscription Agreement, dated October 31, 2003 among Nortek Holdings, Inc., Jeffery C. Bloomberg and Jeffrey C. Bloomberg as Trustee of the Jeffrey C. Bloomberg Family Trust.

10.21

Amendment No.1 to the Credit Agreement, dated as of February 12, 2004 by and among Nortek, Inc., certain of its subsidiaries, certain banks, Fleet Capital Corporate, individually and as Administrative Agent and Fleet Capital Canada Corporation, individually and as Canadian Agent (Exhibit 10.21 to Nortek, Inc.’s Form 10-K filed March 30, 2004).

10.22

Amendment No. 2 to the Credit Agreement, dated as of February 20, 2004 by and among Nortek, Inc., certain of its subsidiaries, certain banks, Fleet Capital Corporate, individually and as Administrative Agent and Fleet Capital Canada Corporation, individually and as Canadian Agent (Exhibit 10.22 to Nortek, Inc.’s Form 10-K filed March 30, 2004).

**10.23	Nortek, Inc. Supplement Executive Retirement Plan C, dated December 18, 2003 (Exhibit 10.23 to Nortek, Inc.’s Form 10-K filed March 30, 2004).

*14.1	Code of Ethics

16.1

Letter from Nortek, Inc.’s former independent accountant regarding its concurrence or disagreement with statements made by Nortek, Inc. in the current report concerning the resignation or dismissal as Nortek, Inc.’s principal accounts. (Exhibit 16 to Nortek, Inc.’s Form 8-K filed June 28, 2002).

*21.1	List of subsidiaries.

*31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.