Form 10-Q
period 2004-07-03
NORTEK HOLDINGS INC
filed 2004-08-05
CIK 72423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________

FORM 10-Q
__________

                            (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______ to ______

1-6112
(Commission File Number)
__________

NORTEK HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
__________

Delaware	16-1638891
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

50 Kennedy Plaza, Providence, RI	02903-2360
(Address of principal executive offices)	(Zip Code)

(401) 751-1600
(Registrant's telephone number, including area code)
__________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  No X

The number of shares of Common Stock outstanding as of July 30, 2004 was 8,527,822.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTEK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	July 3,	December 31,
	2004	2003
Assets	(Unaudited)
Current Assets:	(Amounts in thousands)
Unrestricted:
Cash and cash equivalents	$127,693	$194,120
Marketable securities available for sale	5,011	-
Restricted:
Cash, investments and marketable securities at cost,
which approximates market	8,523	1,223
Accounts receivable, less allowances
of $6,334 and $5,880	263,156	214,267
Inventories:
Raw materials	67,716	54,144
Work in process	22,239	19,229
Finished goods	112,033	86,042

	201,988	159,415

Prepaid expenses	11,463	6,765
Other current assets	16,742	14,868
Prepaid income taxes	20,700	17,826
Assets of discontinued operations	---	494,851

Total current assets	655,276	1,103,335

Property and Equipment, at Cost:
Land	12,475	12,578
Buildings and improvements	78,299	79,007
Machinery and equipment	127,711	120,589

	218,485	212,174
Less accumulated depreciation	28,291	17,719

Total property and equipment, net	190,194	194,455

Other Assets:
Goodwill	686,897	678,063
Intangible assets, less accumulated amortization
of $16,074 and $9,122	89,043	94,645
Deferred debt expense	16,015	12,589
Other	17,239	16,893

	809,194	802,190

Total Assets	$1,654,664	$2,099,980

Liabilities and Stockholders' Investment

Current Liabilities:
Notes payable and other short-term obligations	$6,239	$8,120
Current maturities of long-term debt	7,171	7,229
Accounts payable	159,678	112,772
Accrued expenses and taxes, net	168,019	151,048
Liabilities of discontinued operations	---	137,683

Total current liabilities	341,107	416,852

Other Liabilities:
Deferred income taxes	32,600	21,461
Other	150,313	136,833

	182,913	158,294

Notes, Mortgage Notes and Obligations
Payable, Less Current Maturities	841,940	1,324,626

Stockholders' Investment:
Preference stock, $1.00 par value; authorized 7,000,000 shares;
none issued	---	---
Series B Preference Stock, $1.00 par value; authorized
19,000,000 shares; and 8,130,442 shares issued and outstanding	8,130	8,130
Class A Common Stock, $1.00 par value; authorized 19,000,000
shares; 397,380 shares issued and outstanding	397	397
Class B Common Stock, $1.00 par value; authorized 14,000,000
shares; none issued	---	---
Additional paid-in capital	177,486	172,244
Retained earnings	87,000	---
Accumulated other comprehensive income	15,691	19,437

Total stockholders' investment	288,704	200,208

Total liabilities and Stockholders' Investment:	$1,654,664	$2,099,980

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended
	July 3, 2004	July 5, 2003
	(Amounts in thousands)
	(Unaudited)

Net Sales	$448,393	$390,029

Costs and Expenses:
Cost of products sold	316,409	280,737
Selling, general and administrative expense	81,854	63,425
Amortization of intangible assets	3,538	2,020

	401,801	346,182

Operating earnings	46,592	43,847
Interest expense	(18,432)	(12,636)
Investment income	340	289

Earnings from continuing operations
before provision for income taxes	28,500	31,500
Provision for income taxes	11,800	13,000

Earnings from continuing operations	16,700	18,500
Earnings (loss) from discontinued operations	(800)	7,400

Net earnings	$15,900	$25,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the Periods

	Post-Recapitalization		Pre-Recapitalization
	Jan. 1, 2004	Jan. 10, 2003	Jan. 1, 2003 -
	July 3, 2004	July 5, 2003	Jan. 9, 2003
	(Amounts in thousands)
	(Unaudited)

Net Sales	$855,836	$726,106	$24,951

Costs and Expenses:
Cost of products sold	605,081	520,394	18,635
Selling, general and administrative expense	155,839	123,498	5,014
Amortization of intangible assets	6,849	3,843	67
Expenses and charges arising from the Recapitalization	---	---	83,000

	767,769	647,735	106,716

Operating earnings (loss)	88,067	78,371	(81,765)
Interest expense	(43,993)	(29,427)	(1,054)
Loss from debt retirement	(11,958)	---	---
Investment income	1,284	656	119

Earnings (loss) from continuing operations
before provision (benefit) for income taxes	33,400	49,600	(82,700)
Provision (benefit) for income taxes	13,800	20,100	(21,800)

Earnings (loss) from continuing operations	19,600	29,500	(60,900)
Earnings (loss) from discontinued operations	67,400	1,900	(1,000)

Net earnings (loss)	$87,000	$31,400	$(61,900)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Periods

	Post-Recapitalization		Pre-Recapitalization
	Jan. 1, 2004	Jan. 10, 2003	Jan. 1, 2003 -
	July 3, 2004	July 5, 2003	Jan. 9, 2003
	(Amounts in thousands)
	(Unaudited)
Cash Flows from operating activities:
Net earnings (loss) from continuing operations	$19,600	$29,500	$(60,900)
Earnings (loss) from discontinued operations	67,400	1,900	(1,000)

Net earnings (loss)	87,000	31,400	(61,900)

Adjustments to reconcile net earnings (loss)
to net cash used in operating activities:
Depreciation and amortization expense, including
amortization of purchase price allocated to inventory	19,908	16,521	653
Non-cash interest expense, net	18,340	3,438	125
Non-cash stock-based compensation	5,241	952	---
Loss from debt retirement	11,958	---	---
Gain on the sale of discontinued operations	(122,700)	---	---
Deferred federal income tax provision (benefit) from
continuing operations	9,800	(12,000)	5,900
Deferred federal income tax benefit from
discontinued operations	(18,500)	---	---
Effect of the Recapitalization, net	---	---	62,397
Changes in certain assets and liabilities, net of
effects from acquisitions and dispositions:
Accounts receivable, net	(48,250)	(33,784)	4,298
Inventories	(38,165)	(15,275)	(4,457)
Prepaids and other current assets	4,878	(726)	268
Net assets of discontinued operations	(3,134)	(28,769)	1,717
Accounts payable	45,822	6,367	(777)
Accrued expenses and taxes	(1,479)	38,528	(19,766)
Long-term assets, liabilities and other, net	(1,236)	(12,284)	5,837

Total adjustments to net earnings (loss)	(117,517)	(37,032)	56,195

Net cash used in operating activities	$(30,517)	$(5,632)	$(5,705)

Cash Flows from investing activities:
Capital expenditures	$(9,648)	$(7,246)	$(207)
Net cash paid for businesses acquired	(16,500)	(17,237)	---
Redemption of publicly held shares	---	(469,083)	---
Purchase of investments and marketable securities	(5,000)	(32,015)	---
Payment of fees and Recapitalization expenses	---	(27,900)	---
Proceeds from the sale of investments and
marketable securities	---	9,947
Proceeds from the sale of discontinued businesses	520,138	---	---
Change in restricted cash and investments	(111)	(7)	(49)
Other, net	(141)	(551)	109

Net cash provided by (used in) investing activities	488,738	(544,092)	(147)

Cash Flows from financing activities:
Change in borrowings, net	$(4,011)	$835	$(1,313)
Sale of Floating Rate Notes	196,000	---	---
Redemption of Senior Notes	(716,700)	---	---
Issuance of stock in connection with Recapitalization	---	359,185	---
Other, net	63	(1)	(4,039)

Net cash (used in) provided by financing activities	(524,648)	360,019	(5,352)

Net decrease in unrestricted cash and
cash equivalents	(66,427)	(189,705)	(11,204)
Unrestricted cash and cash equivalents at the
beginning of the period	194,120	283,600	294,804

Unrestricted cash and cash equivalents at the
end of the period	$127,693	$93,895	$283,600

Supplemental disclosure of cash flow information:

Interest paid	$47,816	$46,130	$ ---

Income taxes paid, net	$41,634	$4,557	$281

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

NORTEK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ INVESTMENT
FOR THE THREE MONTHS ENDED JULY 5, 2003
(Dollar amounts in thousands)

					Accumulated
	Series B	Class A	Additional		Other
	Preference	Common	Paid in	Retained	Comprehensive		Comprehensive
	Stock	Stock	Capital	Earnings	Income		Income
	(Unaudited)

Balance, April 5, 2003	$8,130	$365	$435,164	$5,500	$3,267	$	---
Net income	---	---	---	25,900	---		25,900
Other comprehensive income:
Currency translation adjustment	---	---	---	---	9,716		9,716

Comprehensive income							$35,616

Stock based compensation	---	---	262	---	---

Balance, July 5, 2003	$8,130	$365	$435,426	$31,400	$12,983

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ INVESTMENT
FOR THE PERIOD JANUARY 10, 2003 - JULY 5, 2003
(Dollar amounts in thousands)

					Accumulated
	Series B	Class A	Additional		Other
	Preference	Common	Paid in	Retained	Comprehensive	Comprehensive
	Stock	Stock	Capital	Earnings	Income	Income
	(Unaudited)

Balance, January 9, 2003	$8,130	$365	$434,474	$ ---	$ ---	$ ---
Net income	---	---	---	31,400	---	31,400
Other comprehensive income:
Currency translation adjustment	---	---	---	---	12,953	12,953
Unrealized appreciation in the fair value
of marketable securities	---	---	---	---	30	30

Comprehensive income						$44,383

Stock based compensation	---	---	952	---	---

Balance, July 5, 2003	$8,130	$365	$435,426	$31,400	$12,983

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ INVESTMENT
FOR THE THREE MONTHS ENDED JULY 3, 2004
(Dollar amounts in thousands)

					Accumulated
	Series B	Class A	Additional		Other
	Preference	Common	Paid in	Retained	Comprehensive	Comprehensive
	Stock	Stock	Capital	Earnings	Income	Income
	(Unaudited)

Balance, April 3, 2004	$8,130	$397	$173,217	$71,100	$16,202	$ ---
Net income	---	---	---	15,900	---	15,900
Other comprehensive income:
Currency translation adjustment	---	---	---	---	(511)	(511)

Comprehensive income						$15,389

Stock based compensation	---	---	4,269	---	---

Balance, July 3, 2004	$8,130	$397	$177,486	$87,000	$15,691

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ INVESTMENT
FOR THE SIX MONTHS ENDED JULY 3, 2004
(Dollar amounts in thousands)

					Accumulated
	Series B	Class A	Additional		Other
	Preference	Common	Paid in	Retained	Comprehensive	Comprehensive
	Stock	Stock	Capital	Earnings	Income	Income
	(Unaudited)

Balance, December 31, 2003	$8,130	$397	$172,244	$ ---	$19,437	$ ---
Net income	---	---	---	87,000	---	87,000
Other comprehensive income:
Currency translation adjustment	---	---	---	---	(3,761)	(3,761)
Unrealized appreciation in the fair value
of marketable securities	---	---	---	---	(3)	(3)
Minimum pension liability, net of tax of $10	---	---	---		18	18

Comprehensive income						$83,254

Stock based compensation	---	---	5,242	---	---

Balance, July 3, 2004	$8,130	$397	$177,486	$87,000	$15,691

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

      On November 20, 2002, Nortek, Inc. (“Nortek”), the predecessor company and Holdings reorganized into a holding company structure and each outstanding share of capital stock of Nortek was converted into an identical share of capital stock of Holdings, a Delaware corporation formed in 2002, with Holdings becoming the successor public company and Nortek becoming a wholly-owned subsidiary of Holdings (the “Holdings Reorganization”). Subsequent to November 20, 2002, the consolidated financial statements reflect the financial position, results of operations and cash flows of Holdings (the successor company). On January 9, 2003, Holdings was acquired by certain affiliates and designees of Kelso & Company L.P. (“Kelso”) and certain members of Nortek’s management (the “Management Investors”) in accordance with the Agreement and Plan of Recapitalization by and among Nortek, Inc., Nortek Holdings, Inc. and K Holdings, Inc. (“K Holdings”) dated as of June 20, 2002, as amended, (the “Recapitalization Agreement”) in a transaction valued at approximately $1.6 billion, including all of the Company’s indebtedness (the “Recapitalization”) (see Note B).

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

      The Company completed the final allocation of purchase price as of October 5, 2003, which reflects the excess purchase price over the net assets acquired in the Recapitalization. The following table shows a comparison of the initial allocation of purchase price reflected in Nortek’s Form 10-Q for the quarter ended July 5, 2003 and the final allocation of purchase price included in the Company’s Consolidated Financial Statements for the year ended December 31, 2003, both of which include amounts allocated to discontinued operations which were sold subsequent to January 9, 2003 (see Note H):

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

The following is a summary of the material adjustments made to the initial allocation of purchase price and the final allocation of purchase price:

       Purchase price increased by $2,132,000 from $584,134,000 to $586,266,000 due to refinements made to the fair value of the options to purchase common stock of the Management Investors that were included in the purchase price as they were exchanged for fully vested options to purchase common stock of the new entity (see Note B).
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
       The change in the allocation to prepaid and deferred income taxes principally reflects the deferred tax consequences of the adjustments made to property, plant and equipment, intangible assets and pensions and postretirement health benefits discussed above.
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
The following table shows a comparison of the initial allocation of purchase price reflected in the quarter ended July 5, 2003 and the final allocation of purchase price as of October 5, 2003 allocated to discontinued operations which were discontinued subsequent to January 9, 2003 (see Note H):

	Initial Allocation	Final Allocation
Fair Value Adjustments:
Inventories	$892,000	$892,000
Property, plant and equipment	30,429,000	3,026,000
Intangible assets	(2,429,000)	(18,429,000)
Prepaid and deferred income taxes	(12,972,000)	5,450,000
Goodwill	(11,513,000)	(40,567,000)
Other	90,000	542,000

Total	$4,497,000	$(49,086,000)

    The following table presents a summary of the activity in goodwill for continuing operations and discontinued operations for the six months ended July 3, 2004, the period from January 10, 2003 to December 31, 2003 and the period from January 1, 2003 to January 9, 2003. Goodwill related to discontinued operations is included in assets of discontinued operations in the accompanying consolidated balance sheets as of December 31, 2003.

	Continuing	Discontinued
	Operations	Operations	Total
	(Amounts in thousands)

Balance as of December 31, 2002	$287,164	$263,998	$551,162
Impact of foreign currency translation	269	74	343

Balance as of January 9, 2003	287,433	264,072	551,505
Effect of Recapitalization	350,807	(40,567)	310,240
Acquisitions during the period from January 10, 2003 to December 31, 2003	46,248	---	46,248
Purchase accounting adjustments	(11,979)	(4,195)	(16,174)
Impact of foreign currency translation	5,554	667	6,221

Balance December 31, 2003	678,063	219,977	898,040
Acquisitions during the period from January 1, 2004 to July 3, 2004 (Note E)	8,623	---	8,623
Sale of Ply Gem (Note H)	---	(219,977)	(219,977)
Impact of foreign currency translation	211	---	211

Balance July 3, 2004	$686,897	$ ---	$686,897

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

  During the three months ended July 5, 2003 and the period from January 10, 2003 to July 5, 2003, the Company reflected amortization of purchase price allocated to inventory of approximately $800,000 and $4,600,000, respectively, in continuing operations in cost of sales related to inventory acquired as part of the Recapitalization.

  In the fourth quarter of 2003, the Company adopted the fair value method of accounting for stock-based employee compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and recorded pre-tax charges of approximately $1,400,000 in selling, general and administrative expense and $100,000 in earnings from discontinued operations in the Company’s consolidated statement of operations for the period January 10, 2003 to December 31, 2003 related to stock options issued during the period. No stock options were issued during the period from January 1, 2003 to January 9, 2003. The Company had previously accounted for stock-based employee compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), including related interpretations, and followed the disclosure only provisions of SFAS No. 123. The Company adopted SFAS No. 123 using the prospective method of transition in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”). The prospective method under SFAS No. 148 required the Company to adopt SFAS No. 123 effective January 1, 2003 for all employee awards granted, modified, or settled after January 1, 2003.

      The Company recorded stock-based compensation charges in continuing operations of approximately $3,100,000 and $3,300,000 for the second quarter and six months ended July 3, 2004, respectively, in accordance with SFAS No. 123. Included in these amounts are stock-based employee compensation charges of approximately $2,800,000 recorded in the second quarter of 2004 related to the accelerated vesting and achievement of the performance criteria for a portion of the Company’s outstanding Class B stock options due to the probable change of control of the Company in the third quarter of 2004 (see Note N). In addition, the Company recorded stock-based employee compensation charges in discontinued operations of approximately $1,200,000 and $1,900,000 in the second quarter and the first six months of 2004, respectively, including the achievement of the performance criteria for a portion of the Company’s outstanding Class B stock options, which were retained by employees of the discontinued operations (see Note H) due to the probable change of control of the Company in the third quarter of 2004 (see Note N).  The Company recorded stock-based employee compensation charges of approximately $300,000 and $1,000,000 for the second quarter ended July 5, 2003 and the period from January 10, 2003 to July 5, 2003, respectively, in accordance with SFAS No. 123. Of the $300,000 and $1,000,000 of stock-based employee compensation charges recorded during the second quarter ended July 5, 2003 and the period from January 10, 2003 to July 5, 2003, respectively, approximately $100,000 was recorded in earnings from discontinued operations. No compensation expense was required to be recorded under SFAS No. 123 for the period from January 1, 2003 to January 9, 2003.

     SFAS No. 148 did not require the Company to restate its historical quarterly reports on Form 10-Q for the 2003 quarterly periods but did require restatement of all quarterly reports subsequent to adoption, including this quarterly report. Accordingly, the amounts for the second quarter ended July 5, 2003 and the periods from January 1, 2003 to January 9, 2003 and from January 10, 2003 to July 5, 2003 included in the accompanying unaudited condensed consolidated statement of operations have been restated to reflect the adoption of SFAS No. 123 as of January 1, 2003. The following table provides a reconciliation of net income (loss) as reported in the Company’s Form 10-Q for the quarterly period ended July 5, 2003 to the corresponding amounts included in the accompanying unaudited condensed consolidated statement of operations for the indicated periods:

	Post-Recapitalization		Pre-Recapitalization
	Three Months Ended	Jan. 10, 2003 -	Jan. 1, 2003 -
	July 5, 2003	July 5, 2003	Jan. 9, 2003
	(Amounts in thousands)
	(Unaudited)
Net income (loss) as reported in the Company’s Form 10-Q for the quarterly period ended July 5, 2003	$26,200	$32,400	$(64,900)
Impact of the adoption of SFAS No. 123	(300)	(1,000)	3,000

Net income (loss) as reported in the accompanying unaudited condensed consolidated statement of operations	$25,900	$31,400	$31,400)

   The impact of the adoption of SFAS No. 123 for the period from January 10, 2003 to July 5, 2003 reflects the impact of recording stock-based employee compensation for all stock options issued after January 1, 2003. The impact of the adoption of SFAS No. 123 for the period from January 1, 2003 to January 9, 2003 relates to the fact that the Company had previously recorded a pre-tax stock-based employee compensation charge of approximately $4,710,000 (approximately $3,000,000 net of tax) related to the cash settlement and cancellation of outstanding stock options that were tendered in connection with the Recapitalization in accordance with the provisions of APB 25. In connection with the adoption of SFAS No. 123, the compensation charge, net of tax, of approximately $3,000,000 was reclassified in accordance with the provisions of SFAS No. 123 to be reflected as an equity adjustment to additional paid-in capital in the accompanying unaudited condensed consolidated statement of stockholders' investment for the period from January 1, 2003 to January 9, 2003.

  The Company has historically used the Black-Scholes option pricing model to determine the fair value of stock options at the date of grant. There were no stock options granted during the first six months ended July 3, 2004, the second quarter ended July 5, 2003 or during the period from January 1, 2003 to January 9, 2003. The following table summarizes the weighted-average assumptions for stock options issued during the period from January 10, 2003 to July 5, 2003. As Nortek Holdings was no longer a public company during this period, the weighted-average assumptions reflect the use of the minimum value calculations permitted under SFAS No. 123 for non-public companies, whereby a volatility assumption is excluded from the calculation. The weighted-average assumptions for options granted prior to January 1, 2003 included in the pro forma information for the period from January 1, 2003 to January 9, 2003 presented below include a volatility assumption as Nortek Holdings was a public company during this period. The weighted average assumptions related to earnings (loss) from continuing operations exclude options issued to employees of discontinued operations (see Note H).

Post-Recapitalization
Jan. 10, 2003 -
July 5, 2003
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

   Pro forma information is not required under SFAS No. 148 for the first six months ended July 3, 2004 and the period from January 10, 2003 to July 5, 2003 as the unaudited condensed consolidated statement of operations for those periods include the actual stock-based employee compensation for stock options required under SFAS No. 123 for those periods.

Pro forma information for the period from January 1, 2003 to January 9, 2003 has been determined as if the Company had been accounting for its employee stock options under the fair value method of SFAS No. 123 for all stock options issued prior to January 1, 2003 and subsequent to the initial effective date of SFAS No. 123. The pro forma stock-based employee compensation charge for the period from January 1, 2003 to January 9, 2003 reflects the pro forma impact of the accelerated vesting associated with the immediate vesting of all unvested stock options in connection with the Recapitalization. No historical stock-based employee compensation is reflected for the period from January 1, 2003 to January 9, 2003 as no stock options were issued during the period. The pro forma amounts with respect to earnings (loss) from continuing operations exclude the pro forma impact of stock options issued to employees of Ply Gem Industries, Inc. (“Ply Gem”), which has been treated as a discontinued operation for the period from January 1, 2003 to January 9, 2003.

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

The following reflects the unaudited pro forma effect of the Recapitalization on continuing operations for the period from January 1, 2003 to January 9, 2003:

Pro Forma
For the Period
Jan. 1, 2003 -
Jan. 9, 2003

Net sales	$25,000
Operating earnings	$300
Net loss	$(3,400)

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

In December 2003, the FASB reissued SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132”) to require additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The revised SFAS No. 132 provides only for additional disclosures and does not change the accounting for pension and postretirement plans. The Company has previously adopted SFAS No. 132 and has provided the required new interim disclosures of the revised SFAS No. 132 in Note M.

(D)    From January 1, 2004 through February 3, 2004, Nortek purchased approximately $14,800,000 of its 9 1/4% Senior Notes due 2007 (“9 1/4% Notes”) and approximately $10,700,000 of its 9 1/8% Senior Notes due 2007 (“9 1/8% Notes”) in open market transactions. On March 15, 2004, Nortek redeemed all its outstanding 9 1/4% Notes (approximately $160,200,000 in principal amount) and on March 14, 2004 redeemed all of its outstanding 9 1/8% Notes (approximately $299,300,000 in principal amount). The 9 1/4% Notes and 9 1/8% Notes were redeemed at a redemption price of 101.542% and 103.042%, respectively, of the principal amount thereof plus accrued and unpaid interest. The 9 1/4% Notes and 9 1/8% Notes ceased to accrue interest as of the respective redemption dates indicated above. The Company used the net after tax proceeds from the sale of Ply Gem of approximately $450,000,000, together with existing cash on hand, to fund the redemption of the 9 1/4% Notes and 9 1/8% Notes. On March 14, 2004, Nortek redeemed $60,000,000 of its outstanding 8 7/8% Senior Notes due 2008 (“8 7/8% Notes”). On March 31, 2004, Nortek redeemed the remaining $150,000,000 of its outstanding 8 7/8% Notes (see below). The 8 7/8% Notes were called at a redemption price of 104.438% of the principal amount thereof plus accrued and unpaid interest.

On March 1, 2004, Nortek completed the sale of $200,000,000 of Senior Floating Rate Notes due 2010 (the “Floating Rate Notes”). The Floating Rate Notes bear interest at a rate per annum equal to LIBOR, as defined, plus 3% (4.87% as of July 3, 2004). Interest on the Floating Rate Notes will be determined and payable semi-annually on June 30 and December 31 of each year commencing June 30, 2004. Nortek incurred fees and expenses, including the initial purchaser’s discount, of approximately $4,000,000 in connection with the sale, which will be amortized over the life of the Floating Rate Notes. The Floating Rate Notes are unsecured obligations of Nortek, which mature on December 31, 2010, and may be redeemed in whole or in part prior to December 31, 2010 at the redemption prices as defined in the indenture governing the Floating Rate Notes (the “Indenture”). The Indenture contains covenants that limit Nortek’s ability to engage in certain transactions, including incurring additional indebtedness and paying dividends or distributions. The terms of the Floating Rate Notes require Nortek to register notes having substantially identical terms (the “Nortek Exchange Notes”) with the SEC as part of an offer to exchange freely tradable Nortek Exchange Notes for the Floating Rate Notes (the “Nortek Exchange”) (see Note N). Approximately $60,000,000 principal amount of the 8 7/8% Notes ceased to accrue interest as of March 14, 2004 and approximately $150,000,000 principal amount of such Notes ceased to accrue interest as of March 31, 2004. Nortek used the net proceeds of approximately $196,000,000 from the sale of the Floating Rate Notes, together with existing cash on hand, to fund the redemption of the 8 7/8% Notes.

The open market purchases and the redemption of the 9 1/4% Notes, 9 1/8% Notes and 8 7/8% Notes noted above resulted in a pre-tax loss of approximately $11,958,000 in the first quarter of 2004, based upon the difference between the respective redemption prices indicated above and the estimated carrying values at the redemption dates.

Interest expense in the first six months ended July 3, 2004 includes duplicative interest arising during the waiting period from the call for redemption to the date of redemption of the 8 7/8% Senior Notes as during that period, the Floating Rate Notes, whose proceeds were used to refinance the 8 7/8% Senior Notes, were also outstanding.

On November 24, 2003, the Company completed the sale of $515,000,000 aggregate principal amount at maturity ($349,400,000 gross proceeds) of its 10% Senior Discount Notes due May 15, 2011 (“Senior Discount Notes”). The Senior Discount Notes, which are structurally subordinate to all debt and liabilities of the Company’s subsidiaries, were issued and sold in a private Rule 144A offering to institutional investors. The net proceeds of the offering were used to pay a dividend of approximately $298,474,000 to holders of the Company’s capital stock and approximately $41,000,000 of these proceeds were used by the Company to purchase additional capital stock of Nortek. Nortek used these proceeds to fund the majority of a cash distribution of approximately $41,600,000 to option holders of the Rollover Options in the fourth quarter of 2003. The accreted value of the Senior Discount Notes will increase from the date of issuance at a rate of 10% per annum compounded semi-annually such that the accreted value will equal the principal amount of $515,000,000 on November 15, 2007. No cash interest will accrue on the Senior Discount Notes prior to November 15, 2007 and, thereafter, cash interest will accrue at 10% per annum payable semi-annually in arrears on May 15 and November 15 of each year. The Senior Discount Notes are unsecured obligations of the Company, which mature on May 15, 2011, and may be redeemed in whole or in part at the redemption prices as defined in the indenture governing the Senior Discount Notes (the “Indenture”). The Indenture contains covenants that limit the Company’s ability to engage in certain transactions, including incurring additional indebtedness and paying dividends or distributions. The terms of the Senior Discount Notes require the Company to register notes having substantially identical terms (the “Holdings Exchange Notes”) with the SEC as part of an offer to exchange freely tradable Holdings Exchange Notes for the Senior Discount Notes (the “Holdings Exchange”) (see Note N). Under certain limited circumstances, Nortek may be required in the future to guarantee the Senior Discount Notes on a senior subordinated basis. This requirement will not apply if the terms of any of Nortek’s senior indebtedness restricts the issuance of such guarantee. Nortek’s Senior Secured Credit Facility does not permit such a guarantee. In addition the issuance of such a guarantee by Nortek would constitute a restricted payment under the terms of Nortek’s indentures.

The period from January 10, 2003 to July 5, 2003 includes approximately $4,100,000 of interest expense from the amortization of the Bridge Facility commitment entered into as part of the Recapitalization (see Note B).

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

Acquisitions accounted for approximately $21,900,000 and $37,300,000 of the increase to net sales for the second quarter and six months ended July 3, 2004, respectively, and accounted for approximately $4,000,000 and $5,900,000 of the increase to operating earnings for the second quarter and six months ended July 3, 2004, respectively, as compared to 2003. OmniMount, OSCO, SPC and Elan are included in the Residential Building Products Segment in the Company’s segment reporting. Pro forma results related to these acquisitions have not been presented, as the effect is not significant to the Company’s consolidated operating results.

Acquisitions are accounted for as purchases and, accordingly, have been included in the Company's consolidated results of operations since the acquisition date. Purchase price allocations are subject to refinement until all pertinent information regarding the acquisitions is obtained.

(F)     The operating results of the Air Conditioning and Heating Products Segment for the second quarter and first six months ended July 3, 2004 include approximately $600,000 and $1,900,000, respectively, of costs associated with the closure of certain manufacturing facilities (see Note L). During the three months ended July 5, 2003 and the period from January 10, 2003 to July 5, 2003, approximately $1,400,000 of costs associated with the closure of certain manufacturing facilities was recorded within the Air Conditioning and Heating Products Segment. There were no costs recorded in the period from January 1, 2003 to January 9, 2003 related to the closure of certain manufacturing facilities within the Air Conditioning and Heating Products Segment.

Operating results for the second quarter ended July 3, 2004 include a non-cash foreign exchange gain of approximately $100,000 and operating results for the first six months ended July 3, 2004 include a non-cash foreign exchange loss of approximately $500,000 on intercompany debt not permanently invested between the Company’s subsidiaries. For the second quarter ended July 5, 2003 and the period from January 10, 2003 to July 5, 2003, operating results include a non-cash foreign exchange gain of approximately $600,000 and $700,000, respectively, on intercompany debt not permanently invested.

During the second quarter and first six months ended July 3, 2004, the Company recorded a pre-tax charge to continuing operations of approximately $3,100,000 and $3,300,000, respectively, for compensation expense related to stock options issued to employees, officers and directors in accordance with SFAS No. 123. During the second quarter ended July 5, 2003 and the period from January 10, 2003 to July 5, 2003, the Company recorded a pre-tax charge to continuing operations of approximately $200,000 and $900,000, respectively, for compensation expense related to stock options issued to employees, officers and Directors in accordance with SFAS No. 123 (see Note A). A portion of this expense has been allocated to the Company’s reporting segments for all periods presented (see Note I).

During the second quarter ended July 5, 2003 and the periods from January 10, 2003 to July 5, 2003 and from January 1, 2003 to January 9, 2003, the Company incurred approximately $300,000, $1,700,000 and $100,000, respectively, of direct expenses and fees associated with the Company’s strategic sourcing software and systems development, which were recorded in Unallocated in the Company’s segment reporting.

For the nine days ended January 9, 2003, the Company incurred certain charges in connection with the Recapitalization. These charges were as follows:

Curtailment loss upon termination of a SERP	$70,142,000
Recapitalization fees, expenses and other	12,848,000
Other	10,000

$83,000,000

(G)    At July 30, 2004, approximately $51,500,000 was available for the payment of cash dividends, stock purchases or other restricted payments by the Company as defined under the terms of the Company's most restrictive indenture based on the redemption and refinancing of certain of Nortek’s existing notes (see Note D). Restricted payments to Holdings from Nortek are limited by the amount of cash available for payment under the terms of Nortek’s most restrictive indenture and approximately $110,100,000 were permitted at July 30, 2004.

(H)    On February 12, 2004, the Company sold the capital stock of its wholly-owned subsidiary Ply Gem for net cash proceeds of approximately $506,700,000, after excluding approximately $21,400,000 of proceeds provided to fund liabilities of Ply Gem indemnified by the Company, and recorded a net after-tax gain on the sale of approximately $72,300,000 in the first quarter of 2004. Ply Gem, through its operating subsidiaries, is a manufacturer and distributor of a range of products for use in the residential new construction, do-it-yourself and professional renovation markets, including vinyl siding, windows, patio doors, fencing, railing, decking and accessories. The results of operations of the operating subsidiaries of Ply Gem comprised the Company’s entire Windows, Doors and Siding Products (“WDS”) reporting segment and the corporate expenses of Ply Gem were previously included in Unallocated other, net in the Company’s segment reporting (see Note I).

The Company allocates interest to dispositions that qualify as a discontinued operation for debt instruments which are entered into specifically and solely with the entity disposed of and from debt which is settled with proceeds received from the disposition. For the six months ended July 3, 2004, interest allocated to discontinued operations, included in interest expense, net in the table below, was approximately $2,800,000 (net of taxes of approximately $1,600,000). For the second quarter ended July 5, 2003 and the periods from January 10, 2003 to July 5, 2003 and from January 1, 2003 to January 9, 2003, interest allocated to discontinued operations, included in interest expense, net in the table below, was approximately $6,000,000 (net of taxes of approximately $3,600,000), $11,400,000 (net of taxes of approximately $6,700,000) and $800,000 (net of taxes of approximately $400,000), respectively.

The sale of Ply Gem and the related operating results have been excluded from earnings (loss) from continuing operations and are classified as discontinued operations for all periods presented.

The table that follows presents a summary of the results of discontinued operations for the three months ended July 3, 2004 and July 5, 2003:

	Post-Recapitalization
	For the Three
	Months Ended
	July 3, 2004		July 5, 2003
	(Amounts in thousands)
	(Unaudited)

Net sales	$	---	$154,500

Operating earnings (loss) of discontinued operations *		$(1,200)	$21,581

Interest expense, net		---	(9,881)

Earnings (loss) before income taxes		(1,200)	11,700
Provision (benefit) for income taxes		(400)	4,300

Earnings (loss) from discontinued operations		$(800)	$7,400

Depreciation and amortization expense	$	---	$3,731

*     Operating earnings of discontinued operations are net of Ply Gem corporate expenses previously included within Unallocated other, net in the Company’s segment reporting.

Operating earnings of discontinued operations for the three months ended July 5, 2003 include approximately $100,000 of severance and other costs associated with the closure of certain manufacturing facilities.

Operating earnings for the three months ended July 3, 2004 reflect the pre-tax impact of stock-based employee compensation charges of approximately $1,200,000 related to Nortek Holdings’ stock options retained by employees of Ply Gem subsequent to the sale of Ply Gem (see Note A).

The table that follows presents a summary of the results of discontinued operations for the periods presented:

	For the Periods

	Post-Recapitalization		Pre-Recapitalization
	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -
	July 3, 2004	July 5, 2003	Jan. 9, 2003
	(Amounts in thousands)
	(Unaudited)

Net sales	$40,600	$253,600	$8,800

Operating earnings (loss) of discontinued operations *	$(3,244)	$21,771	$(368)

Interest expense, net	(4,556)	(18,671)	(1,232)

Earnings (loss) before provision (benefit) for income taxes	(7,800)	3,100	(1,600)
Provision (benefit) for income taxes	(2,900)	1,200	(600)

Earnings (loss) from discontinued operations	(4,900)	1,900	(1,000)

Gain on sale of discontinued operations	122,700	---	---
Income tax provision on sale of discontinued operations	50,400	---	---

	72,300	---	---

Earnings (loss) from discontinued operations	$67,400	$1,900	$(1,000)

Depreciation and amortization expense	$1,359	$8,478	$315

*     Operating earnings (loss) of discontinued operations are net of Ply Gem corporate expenses previously included within Unallocated other, net in the Company’s segment reporting.

Operating earnings (loss) of discontinued operations for the period from January 10, 2003 to July 5, 2003 include approximately $600,000 of severance and other costs associated with the closure of certain manufacturing facilities. Operating earnings (loss) of discontinued operations for the period from January 10, 2003 to July 5, 2003 also include approximately $1,300,000 of costs and expenses for expanded distribution including new customers.

Operating earnings for the six months ended July 3, 2004 reflect the pre-tax impact of stock-based employee compensation charges of approximately $1,900,000 recorded in the second quarter related to Nortek Holdings’ stock options retained by employees of Ply Gem subsequent to the sale of Ply Gem (see Note A).

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

Net sales, operating earnings and pre-tax earnings from continuing operations for the Company’s segments for the three months ended July 3, 2004 and July 5, 2003 were as follows:

	Three Months Ended
	July 3, 2004	July 5, 2003
	(Amounts in thousands)
	(Unaudited)
Net sales:
Residential building products	$245,627	$194,928
Air conditioning and heating products	202,766	195,101

Consolidated net sales	$448,393	$390,029

Operating earnings:
Residential building products *	$41,706	$31,551
Air conditioning and heating products *	16,218	19,016

Subtotal	57,924	50,567
Unallocated:
Strategic sourcing software and
systems development expense	---	(300)
Stock based compensation charges	(2,100)	(200)
Other, net	(9,232)	(6,220)

Consolidated operating earnings	46,592	43,847
Interest expense	(18,432)	(12,636)
Investment income	340	289

Earnings before provision for income taxes	$28,500	$31,500

*     The operating results of the Air Conditioning and Heating Products Segment for the three months ended July 3, 2004 and July 5, 2003 include approximately $600,000 and $1,400,000, respectively, of costs associated with the closure of certain manufacturing facilities (see Note L). The operating results of the Residential Building Products Segment and the Air Conditioning and Heating Products Segment for the three months ended July 3, 2004 include approximately $600,000 and $400,000, respectively, of compensation expense related to stock options issued to employees of such segments in accordance with SFAS No. 123.

Net sales, operating earnings (loss) and pre-tax earnings (loss) from continuing operations for the Company’s segments for the periods presented below were as follows:

	For the Periods

	Post-Recapitalization		Pre-Recapitalization
	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -
	July 3, 2004	July 5, 2003	Jan. 9, 2003
	(Amounts in thousands)
	(Unaudited)
Net sales:
Residential building products	$482,148	$379,461	$16,338
Air conditioning and heating products	373,688	346,645	8,613

Consolidated net sales	$855,836	$726,106	$24,951

Operating earnings (loss):
Residential building products *	$81,714	$58,547	$2,731
Air conditioning and heating products *	25,290	35,492	(1,258)

Subtotal	107,004	94,039	1,473
Unallocated:
Expenses and charges arising from
the Recapitalization	---	---	(83,000)
Strategic sourcing software and
systems development expense	---	(1,700)	(100)
Stock based compensation charges	(2,300)	(800)	---
Other, net	(16,637)	(13,168)	(138)

Consolidated operating earnings (loss)	88,067	78,371	(81,765)
Interest expense	(43,993)	(29,427)	(1,054)
Loss from debt retirement	(11,958)	---	---
Investment income	1,284	656	119

Earnings (loss) before provision (benefit)
for income taxes	$33,400	$49,600	$(82,700)

*   The operating results of the Air Conditioning and Heating Products Segment for the first six months ended July 3, 2004 and the period from January 10, 2003 to July 5, 2003 include approximately $1,900,000 and $1,400,000, respectively, of costs associated with the closure of certain manufacturing facilities (see Note L). There were no costs recorded in the period from January 1, 2003 to January 9, 2003 related to the closure of certain manufacturing facilities within the Air Conditioning and Heating Products Segment.  The operating results of the Residential Building Products Segment for the six months ended July 3, 2004 and the period from January 10, 2003 to July 5, 2003 include approximately $600,000 and $100,000, respectively, of compensation expense related to stock options issued to employees of this segment in accordance with SFAS No. 123 and the operating results of he Air Conditioning and Heating Products Segment for the six months ended July 3, 2004 include approximately $400,000 of compensation expense related to stock options issued to employees of this segment in accordance with SFAS No. 123.

Depreciation expense, amortization of intangible assets and purchase price allocated to inventory and capital expenditures from continuing operations for the Company’s segments for the three months ended July 3, 2004 and July 5, 2003 were as follows:

	Three Months Ended
	July 3, 2004	July 5, 2003
	(Amounts in thousands)
	(Unaudited)
Depreciation Expense:
Residential building products	$3,679	$1,888
Air conditioning and heating products	3,126	1,968
Other	223	83

Consolidated depreciation expense	$7,028	$3,939

Amortization of intangible assets and
purchase price allocated to inventory *:
Residential building products	$2,728	$2,277
Air conditioning and heating products	870	687

Consolidated amortization expense and
purchase price allocated to inventory	$3,598	$2,964

Capital Expenditures:
Residential building products	$2,402	$2,303
Air conditioning and heating products	2,318	1,962
Other	24	11

Consolidated capital expenditures	$4,744	$4,276

*     During the three months ended July 3, 2004 and July 5, 2003, the Company reflected approximately $200,000 and $900,000, respectively, of excess purchase price allocated to inventory as a non-cash charge to cost of products sold in the Residential Building Products Segment.

Depreciation expense, amortization of intangible assets and purchase price allocated to inventory and capital expenditures from continuing operations for the Company’s segments for the periods presented below were as follows:

	For the Periods

	Post-Recapitalization		Pre-Recapitalization
	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -
	July 3, 2004	July 5, 2003	Jan. 9, 2003
	(Amounts in thousands)
	(Unaudited)
Depreciation Expense:
Residential building products	$6,503	$3,731	$295
Air conditioning and heating products	6,028	3,779	276
Other	305	193	15

Consolidated depreciation expense	$12,836	$7,703	$586

Amortization of intangible assets and
purchase price allocated to inventory *:
Residential building products	$5,378	$6,852	$53
Air conditioning and heating products	1,694	1,966	14

Consolidated amortization expense and
purchase price allocated to inventory	$7,072	$8,818	$67

Capital Expenditures:
Residential building products	$4,831	$4,227	$91
Air conditioning and heating products	4,475	2,764	116
Other	342	255	---

Consolidated capital expenditures	$9,648	$7,246	$207

*     During the six months ended July 3, 2004 and the period from January 10, 2003 to July 5, 2003, the Company reflected approximately $200,000 and $4,900,000, respectively, of excess purchase price allocated to inventory as a non-cash charge to cost of products sold. In the first six months ended July 3, 2004, all $200,000 was allocated to the Residential Buildings Products Segment and for the period from January 10, 2003 to July 5, 2003, approximately $4,300,000 was allocated to the Residential Building Products Segment and approximately $600,000 was allocated to the Air Conditioning and Heating Products Segment.

(J)    The Company provides income taxes on an interim basis based upon the estimated annual effective income tax rate. The following reconciles the federal statutory income tax rate to the estimated effective tax rate of approximately 41.3%, 40.5% and 26.4% for the periods presented:

	For the Periods

	Post-Recapitalization		Pre-Recapitalization
	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -
	July 3, 2004	July 5, 2003	Jan. 9, 2003
Income tax provision (benefit) at the federal statutory rate	35.0%	35.0%	(35.0)%
Net change from federal statutory rate:
State income tax provision, net of federal income tax effect	2.5	1.1	---
Change in tax reserves, net	0.5	0.5	---
Tax effect resulting from foreign activities	2.4	1.7	---
Tax effect of the Recapitalization	---	---	8.3
Non-deductible expenses	0.4	0.5	---
Other, net	0.5	1.7	0.3

Income tax provision (benefit) at estimated effective rate	41.3%	40.5%	(26.4)%

(K)    As of July 3, 2004, the Company’s former subsidiary, Ply Gem, has guaranteed approximately $26,700,000 of third party obligations relating to rental payments through June 30, 2016 under a facility leased by SNE (a former subsidiary), which was sold on September 21, 2001. The Company has indemnified these guarantees in connection with the sale of Ply Gem on February 12, 2004 and has recorded an estimated liability related to this indemnified guarantee of approximately $1,000,000 at July 3, 2004 in accordance with Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others “ (“FIN 45”) (see Note H). The buyer of SNE has provided certain indemnifications and other rights to Nortek for any payments that it might be required to make pursuant to this guarantee. Should the buyer of SNE cease making payments then the Company may be required to make payments on its indemnification.

A former subsidiary of the Company is a defendant in a number of lawsuits alleging damage caused by alleged defects in certain pressure treated wood products. A subsidiary of the Company has indemnified Ply Gem for all known liabilities and future claims relating to such matters and retained the rights to all potential reimbursements related to insurance coverage. Many of the lawsuits have been resolved by dismissal or settlement with amounts being paid out of insurance proceeds or other recoveries. The Company and the former subsidiary continue to vigorously defend the remaining suits. Certain defense and indemnity costs are being paid out of insurance proceeds and proceeds from a settlement with suppliers of material used in the production of the treated wood products. The Company has recorded liabilities of approximately $3,800,000 at July 3, 2004 for the indemnification of the estimated costs to resolve these outstanding matters. The Company has indemnified the buyer of Ply Gem for these liabilities in connection with the sale of Ply Gem on February 12, 2004 (see Note H).

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries. The Company has recorded liabilities in relation to these indemnifications, including the indemnified guarantee and litigation noted above, of approximately $21,300,000 at July 3, 2004 and $20,900,000 at December 31, 2003. Approximately $18,600,000 of these indemnifications as of July 3, 2004 relate to indemnifications provided to the buyer of Ply Gem in connection with the sale of Ply Gem. Accordingly, the Company has included approximately $4,700,000 of short-term liabilities from discontinued operations and approximately $13,900,000 of long-term liabilities from discontinued operations, respectively, in accrued expenses and other long-term liabilities in the accompanying unaudited condensed consolidated balance sheet at July 3, 2004. Approximately $18,200,000 of these indemnifications as of December 31, 2003 related to Ply Gem and were included in liabilities from discontinued operations in the accompanying unaudited condensed consolidated balance sheet prior to the sale of Ply Gem (see Note H).

The Company sells a number of products and offers a number of warranties including in some instances, extended warranties. The specific terms and conditions of these warranties vary depending on the product sold and country in which the product is sold. The Company estimates the costs that may be incurred under its warranties and, with the exception of extended warranties, records a liability for such costs at the time of sale. Proceeds received from extended warranties are amortized over the life of the warranty and reviewed to ensure that the liability recorded is equal to or greater than estimated future costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. Changes in the Company’s combined short-term and long-term warranty liabilities during the periods presented are as follows:

	For the Three Months Ended

	July 3, 2004	July 5, 2003
	(Amounts in thousands)
	(Unaudited)

Balance, beginning of period	$29,378	$26,743
Warranties provided during period	5,067	4,535
Settlements made during period	(4,240)	(3,639)
Changes in liability estimates, including expirations	211	167

Balance, end of period	$30,416	$27,806

	For the Periods

	Post-Recapitalization		Pre-Recapitalization
	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -
	July 3, 2004	July 5, 2003	Jan. 9, 2003
	(Amounts in thousands)
	(Unaudited)

Balance, beginning of period	$29,087	$25,983	$26,007
Warranties provided during period	9,262	8,762	234
Settlements made during period	(7,828)	(7,025)	(274)
Changes in liability estimate, including acquisitions	(105)	86	16

Balance, end of period	$30,416	$27,806	$25,983

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

(L)   The Company records restructuring costs primarily in connection with operations acquired or facility closings which management plans to eliminate in order to improve future operating results of the Company. During the six months ended July 3, 2004, the Company recognized restructuring charges primarily associated with plant closings in the Air Conditioning and Heating Products Segment.

In the second quarter of 2003, the Company initiated restructuring activities related to the closure of two facilities in St. Louis, Missouri, in order to relocate the operations to other facilities. Approximately 293 employees were terminated in 2003 and approximately 98 employees have been terminated to date during the first six months of 2004. Approximately 60 additional employees are expected to be terminated during the remaining six months of 2004. The facilities currently support warehousing and distribution activities of the segment’s residential HVAC products. During the three months and six months ended July 3, 2004 and the period from January 10, 2003 to July 5, 2003, the Company provided approximately $600,000, $1,900,000 and $1,400,000, respectively, in cost of goods sold related to liabilities incurred as a result of the restructuring. The Company expects to provide an additional estimated $800,000 of costs through the end of 2004. The facilities to be closed are owned by the Company and are expected to be sold in 2004.

The following table sets forth restructuring activity in the accompanying unaudited condensed consolidated statement of operations for the periods presented. These costs are included in cost of goods sold and selling, general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations of the Company.

	Employee Separation Expenses	Other		Total Restructuring Costs
	(Amounts in thousands)
	(Unaudited)

Balance at December 31, 2002	$820		$645	$1,465
Other adjustments	(90)		(110)	(200)

Balance at January 9, 2003	730		535	1,265
Payments and asset write downs	(45)		(205)	(250)

Balance at April 5, 2003	685		330	1,015
Provision	1,251		133	1,384
Payments and asset write downs	(143)		(23)	(166)

Balance at July 5, 2003	$1,793		$440	$2,233

Balance at December 31, 2003	$1,638		$205	$1,843
Provision	71		1,219	1,290
Payments and asset write downs	(1,139)		(1,420)	(2,559)

Balance at April 3, 2004	570		4	574
Provision	125		458	583
Payments and asset write downs	(202)		(462)	(664)

Balance at July 3, 2004	$493	$	---	$493

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

Pension and profit sharing expense charged to operations aggregated approximately $4,700,000 and $3,700,000 for the three months ended July 3, 2004 and July 5, 2003, respectively. Pension and profit sharing expense charged to operations aggregated approximately $8,100,000, $7,200,000 and $950,000 for the six months ended July 3, 2004 and the periods from January 10, 2003 to July 5, 2003 and from January 1, 2003 to January 9, 2003, respectively. The Company’s policy is to generally fund currently the minimum allowable annual contribution of its various qualified defined benefit plans. As previously disclosed in the Company’s latest annual report on Form 10-K as filed with the SEC, the Company expects to contribute approximately $7,600,000 to its defined benefit pension plans during 2004. As of July 3, 2004, approximately $3,800,000 of contributions have been made.

The Company’s net periodic benefit cost for its defined benefit plans for the three months ended July 3, 2004 and July 5, 2003 consists of the following components:

	For the Three Months Ended

	July 3, 2004	July 5, 2003
	(Amounts in thousands)
	(Unaudited)

Service cost	$293	$500
Interest cost	2,316	2,370
Expected return on plan assets	(1,999)	(1,901)
Amortization of prior service cost	47	54
Recognized actuarial loss	4	7
Curtailment loss	---	31

Net periodic benefit cost	$661	$1,061

The Company’s net periodic benefit cost for its defined benefit plans for the periods presented below consists of the following components:

	For the Periods

	Post-Recapitalization		Pre-Recapitalization
	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -
	July 3, 2004	July 5, 2003	Jan. 9, 2003
	(Amounts in thousands)
	(Unaudited)

Service cost	$595	$972	$80
Interest cost	4,708	4,609	385
Expected return on plan assets	(4,064)	(3,698)	(184)
Amortization of prior service cost	96	104	70
Recognized actuarial loss	8	14	210
Curtailment loss	---	61	65,766

Net periodic benefit cost	$1,343	$2,062	$66,327

The Company’s net periodic benefit cost for its subsidiary’s Post Retirement Health Benefit Plan for the three months ended July 3, 2004 and July 5, 2003 consists of the following components:

	For the Three Months Ended

	July 3, 2004	July 5, 2003
	(Amounts in thousands)
	(Unaudited)

Service cost	$247	$251
Interest cost	608	556
Amortization of prior service cost	---	2
Recognized actuarial gain	(5)	(2)

Net periodic post retirement health benefit cost	$ 850	$ 807

The Company’s net periodic benefit cost (income) for its subsidiary’s Post Retirement Health Benefit Plan for the periods presented consists of the following components:

	For the periods

	Post-Recapitalization		Pre-Recapitalization
	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -
	July 3, 2004	July 5, 2003	Jan. 9, 2003
	(Amounts in thousands)
	(Unaudited)

Service cost	$501	$488	$13
Interest cost	1,237	1,081	62
Amortization of prior service cost	---	4	2
Recognized actuarial (gain) loss	(11)	(4)	35
Curtailment gain	---	---	(355)

Net periodic post retirement health benefit cost (income)	$ 1,727	$ 1,569	$ (243)

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act expanded Medicare to include, for the first time, coverage for prescription drugs. The Company sponsors a retiree medical program for certain of its locations and the Company expects that this legislation will eventually reduce the Company’s cost for the program. At this point, the Company’s investigation into its response to the legislation is preliminary, as the Company awaits guidance from various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions as well as the manner in which such savings should be measured. Because of various uncertainties related to the Company’s response to this legislation and the appropriate accounting methodology for this event, the Company has elected to defer financial recognition of this legislation until the FASB issues final accounting guidance. When issued, that final guidance could require the Company to change previously reported information. This deferral election is permitted under FASB Staff Position No. FAS 106-1 until the first interim or annual period beginning after June 15, 2004.

(N)  On July 15, 2004, THL Buildco Holdings, Inc. and THL Buildco, Inc. (“THL Buildco”), newly formed Delaware corporations affiliated with Thomas H. Lee Partners, L.P., together with certain members of Holdings’ management, entered into a stock purchase agreement with affiliates of Kelso and Company, L.P. and certain other parties, pursuant to which THL Buildco agreed to purchase all of the outstanding capital stock of Holdings in a transaction valued at approximately $1.74 billion before fees and expenses (the “THL Transaction”).

The THL Transaction is subject to customary closing conditions and is expected to be consummated during the third quarter of 2004. Upon closing of the THL Transaction, certain members of management have agreed to settlement or modification of their compensation and benefit arrangements. Management has also agreed to reinvest a substantial portion of their equity interest in Holdings into THL Buildco Holdings, Inc. (see below). No significant costs related to the THL Transaction have been incurred through July 3, 2004. Holdings and Nortek expect to account for the THL Transaction as a purchase in accordance with SFAS No. 141 and Push Down Accounting rules and regulations.

In connection with the THL Transaction, THL Buildco expects to partially finance the transaction, including the redemption of substantially all of Holdings and Nortek’s existing debt, via the issuance of a combination of a new senior secured term loan and new senior subordinated debt. It is expected that the new senior secured term loan will be secured by substantially all of the assets of Nortek and its subsidiaries. Nortek also expects to enter into a $100,000,000 revolving credit facility at the closing which will be available for seasonal working capital borrowing needs and other requirements. It is expected that no borrowings under the revolving credit facility will be necessary at the closing. A summary of the estimated cash sources and uses for the THL Transaction is as follows:

Sources:
Cash equity from the Buyer and its affiliates (1)	$361,300,000
Senior secured term loan	700,000,000
Senior subordinated notes	625,000,000
Estimated cash of the Company	160,400,000

$1,846,700,000

Uses:
Purchase price paid to sellers	$803,200,000
Repayment of existing debt, including interest and redemption premiums	937,700,000
Transaction fees, expenses and other	105,800,000

$1,846,700,000

(1)    It is expected that management will reinvest up to $109,700,000 of their equity interest in Holdings into THL Buildco Holdings, Inc.

On July 20, 2004, the Company announced that it has offered to purchase for cash all of its 10% Senior Discount Notes due 2011 (approximately $370,500,000 of accreted principal as of July 3, 2004) (the “Senior Discount Notes”) and Nortek announced that it has offered to purchase for cash all of its outstanding 9.875% Senior Subordinated Notes due 2011 ($250,000,000 in principal as of July 3, 2004) (the “9.875% Notes”) and all of its outstanding Floating Rate Notes ($200,000,000 in principal as of July 3, 2004), which are both subject to the successful closing of the THL Transaction. Based upon current estimates, Holdings expects to incur a pre-tax loss from debt retirement of approximately $125,000,000 related to the repurchase of the 9.875% Notes, the Floating Rate Notes and the Senior Discount Notes in the third quarter of 2004, of which approximately $66,000,000 relates to the Senior Discount Notes.

NORTEK HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 3, 2004
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 5, 2003

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

On July 15, 2004, THL Buildco Holdings, Inc. and THL Buildco, Inc. (“THL Buildco”), newly formed Delaware corporations affiliated with Thomas H. Lee Partners, L.P., together with certain members of Holdings’ management, entered into a stock purchase agreement with affiliates of Kelso and Company, L.P. and certain other parties, pursuant to which THL Buildco agreed to purchase all of the outstanding capital stock of Holdings in a transaction valued at approximately $1.74 billion before fees and expenses (the “THL Transaction”). The THL Transaction is subject to customary closing conditions and is expected to be consummated during the third quarter of 2004. No significant costs related to the THL Transaction have been incurred through July 3, 2004. Holdings and Nortek expect to account for the THL Transaction as a purchase in accordance with SFAS No. 141 and the Push Down Accounting rules and regulations.  (See "Liquidity and Capital Resources" and Note N of the Notes to the unaudited condensed consolidated Financial Statements included elsewhere herein.)

On February 12, 2004, the Company’s wholly-owned subsidiary, WDS, LLC, sold all of the capital stock of Ply Gem Industries, Inc. (“Ply Gem”). The results of operations of the operating subsidiaries of Ply Gem comprised the Company’s entire Windows, Doors and Siding Products (“WDS”) reporting segment. The corporate expenses of Ply Gem were previously included in Unallocated other, net in the Company’s segment reporting. The results of Ply Gem have been excluded from earnings from continuing operations and are classified separately as discontinued operations for all periods presented. Accordingly, for purposes of this presentation of Management’s Discussion and Analysis of Financial Condition and Results of Operations, all discussion relates to the results from continuing operations. (See Notes A and H of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

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

On March 9, 2004, the Company through its wholly owned subsidiary, Linear Corporation (“Linear”), acquired OmniMount Systems, Inc. (“OmniMount”). OmniMount is located in Phoenix, AZ and manufacturers and designs speaker mountings and other products to maximize the home theater experience. On December 15, 2003, the Company, through Linear, acquired all of the capital stock of Operator Specialty Company, Inc. (“OSCO”). OSCO is located in Casnovia, MI and manufactures and sells gate operators and door openers. On July 11, 2003, the Company through Linear, acquired SpeakerCraft, Inc. (“SPC”). SPC is located in Riverside, CA and manufactures and sells in-wall and in-ceiling speakers, amplifiers and subwoofers. On January 17, 2003, the Company through its wholly owned subsidiary, Linear, acquired Elan Home Systems L.L.C. (“Elan”). Elan is located in Lexington, KY and manufactures and sells home automation and audio video distribution equipment. These acquisitions have been accounted for under the purchase method of accounting and are included in the Company’s Residential and Building Products Segment. Accordingly, the results of OmniMount, OSCO, SPC and Elan are included in the Company’s consolidated results since the date of their acquisition. (See “Liquidity and Capital Resources” and Notes E and I of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

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

Results of Operations
The tables that follow present the unaudited net sales from continuing operations, operating earnings from continuing operations and depreciation and amortization expense from continuing operations for the Company’s principal segments for the second quarter ended July 3, 2004 and July 5, 2003, the dollar amount and percentage change of such results as compared to the prior comparable period and the percentage to net sales of operating earnings and depreciation and amortization expense for the second quarter ended July 3, 2004 and July 5, 2003:

			Change in Earnings in the
	Second Quarter Ended		Second Quarter 2004
	July 3,	July 5,	as Compared to 2003
	2004	2003	$	%
	(Dollar amounts in thousands)
Net sales:
Residential Building Products	$245,627	$194,928	$50,699	26.0%
Air Conditioning and Heating Products	202,766	195,101	7,665	3.9

Consolidated net sales	$448,393	$390,029	$58,364	15.0%

Operating earnings:
Residential Building Products *	$41,706	$31,551	$10,155	32.2%
Air Conditioning and Heating Products *	16,218	19,016	(2,798)	(14.7)

Subtotal	57,924	50,567	7,357	14.5
Unallocated:
Strategic sourcing software and
systems development expense	---	(300)	300	100.0
Stock based compensation charges	(2,100)	(200)	(1,900)	950.0
Other, net	(9,232)	(6,220)	(3,012)	(48.4)

Consolidated operating earnings	$46,592	$43,847	$2,745	6.3%

Depreciation and amortization expense **:
Residential Building Products	$6,407	$4,165	$2,242	53.8%
Air Conditioning and Heating Products	3,996	2,655	1,341	50.5
Other	223	83	140	168.7

	$10,626	$6,903	$3,723	53.9%

Operating earnings margin:
Residential Building Products	17.0%	16.2%
Air Conditioning and Heating Products	8.0	9.7
Consolidated	10.4%	11.2%

Depreciation and amortization
expense as a % of net sales:
Residential Building Products	2.6%	2.1%
Air Conditioning and Heating Products	2.0	1.4
Consolidated	2.4%	1.8%

*   The operating results of the Air Conditioning and Heating Products Segment for the three months ended July 3, 2004 and July 5, 2003 include approximately $600,000 and $1,400,000, respectively, of costs associated with the closure of certain manufacturing facilities. The operating results of the Air Conditioning and Heating Products Segment for the three months ended July 3, 2004 and July 5, 2003 also include approximately $1,800,000 and $550,000, respectively, of estimated inefficient production costs and expenses associated with the start-up of a new manufacturing facility. The operating results of the Residential Building Products Segment for the three months ended July 3, 2004 and July 5, 2003 include approximately $600,000 and $100,000, respectively, and operating results the Air Conditioning and Heating Products Segment include for the three months ended July 3, 2004 approximately $400,000 of compensation expense related to stock options issued to employees of such segments in accordance with SFAS No. 123.

**     During the three months ended July 3, 2004 and July 5, 2003, the Company reflected approximately $200,000 and $900,000, respectively, of excess purchase price allocated to inventory as a non-cash charge to cost of products sold in the Residential Building Products Segment.

The first six months of 2004 have been compared to the combined first six months of 2003 pre- and post-Recapitalization periods for purposes of management’s discussion and analysis of the results of operations. Any references, below, to the first six months of 2003 shall refer to the combined periods. Material fluctuations in operations resulting from the effect of purchase accounting have been highlighted.

	Pre-Recapitalization	Post-Recapitalization	Combined Six
	January 1, 2003 -	January 10, 2003	Months Ended
	January 9, 2003	July 5, 2003	July 5, 2003
	(Dollar amounts in thousands)
Net sales:	(Unaudited)
Residential Building Products	$16,338	$379,461	$395,799
Air Conditioning and Heating Products	8,613	346,645	355,258

Consolidated net sales	$24,951	$726,106	$751,057

Operating earnings (loss):
Residential Building Products	$2,731	$58,547	$61,278
Air Conditioning and Heating Products	(1,258)	35,492	34,234

Subtotal	1,473	94,039	95,512
Unallocated:
Expenses and charges arising
from the Recapitalization	(83,000)	---	(83,000)
Strategic sourcing software and
systems development expense	(100)	(1,700)	(1,800)
Stock based compensation charges	---	(800)	(800)
Other, net	(138)	(13,168)	(13,306)

Consolidated operating earnings (loss)	$(81,765)	$78,371	$(3,394)

Depreciation and amortization expense:
Residential Building Products	$348	$10,583	$10,931
Air Conditioning and Heating Products	290	5,745	6,035
Other	15	193	208

	$653	$16,521	$17,174

Operating earnings (loss) margin:
Residential Building Products	16.7%	15.4%	15.5%
Air Conditioning and Heating Products	(14.6)	10.2	9.6
Consolidated	(327.7)%	10.8%	(0.5)%

Depreciation and amortization
expense as a % of net sales:
Residential Building Products	2.1%	2.8%	2.8%
Air Conditioning and Heating Products	3.4	1.7	1.7
Consolidated	2.6%	2.3%	2.3%

The tables that follow present the unaudited net sales from continuing operations, operating earnings from continuing operations and depreciation and amortization expense from continuing operations for the Company’s principal segments for the first six months ended July 3, 2004 and the combined period ended July 5, 2003, the dollar amount and percentage change of such results as compared to the prior comparable period and the percentage to net sales of operating earnings and depreciation and amortization expense for the first six months ended July 3, 2004 and the combined period ended July 5, 2003:

			Change in Earnings in the
	Six Months Ended		First Six Months 2004
	July 3,	July 5,	as Compared to 2003
	2004	2003 (1)	$	%
	(Dollar amounts in thousands)
Net sales:
Residential Building Products	$482,148	$395,799	$86,349	21.8%
Air Conditioning and Heating Products	373,688	355,258	18,430	5.2

Consolidated net sales	$855,836	$751,057	$104,779	14.0%

Operating earnings (loss):
Residential Building Products *	$81,714	$61,278	$20,436	33.3%
Air Conditioning and Heating Products *	25,290	34,234	(8,944)	(26.1)

Subtotal	107,004	95,512	11,492	12.0
Unallocated:
Expenses and charges arising
from the Recapitalization	---	(83,000)	83,000	100.0
Strategic sourcing software and
systems development expense	---	(1,800)	1,800	100.0
Stock based compensation charges	(2,300)	(800)	(1,500)	187.5
Other, net	(16,637)	(13,306)	(3,331)	(25.0)

Consolidated operating earnings (loss)	$88,067	$(3,394)	$91,461	2,694.8%

Depreciation and amortization expense: **
Residential Building Products	$11,881	$10,931	$950	8.7%
Air Conditioning and Heating Products	7,722	6,035	1,687	28.0
Other	305	208	97	46.6

	$19,908	$17,174	$2,734	15.9%

Operating earnings margin:
Residential Building Products	16.9%	15.5%
Air Conditioning and Heating Products	6.8	9.6
Consolidated	10.3%	(0.5)%

Depreciation and amortization
expense as a % of net sales:
Residential Building Products	2.5%	2.8%
Air Conditioning and Heating Products	2.1	1.7
Consolidated	2.3%	2.3%

(1)    The six months ended July 5, 2003 represents the combined pre- and post-Recapitalization periods of January 1, 2003 through January 9, 2003 and January 10, 2003 through July 5, 2003, respectively.

*   The operating results of the Air Conditioning and Heating Products Segment for the first six months ended July 3, 2004 include approximately $1,900,000 of costs associated with the closure of certain manufacturing facilities and approximately $5,900,000 of estimated inefficient production costs and expenses associated with the start-up of a new manufacturing facility. The operating results of the Air Conditioning and Heating Products Segment for the period from January 10, 2003 to July 5, 2003 include approximately $1,400,000 of costs associated with the closure of certain manufacturing facilities and approximately $550,000 of costs and expenses associated with the startup of a new manufacturing facility. There were no costs recorded in the period from January 1, 2003 to January 9, 2003 related to the closure of certain manufacturing facilities within the Air Conditioning and Heating Products Segment. The operating results of the Residential Building Products Segment for the six months ended July 3, 2004 and the period from January 10, 2003 to July 5, 2003 include approximately $600,000 and $100,000, respectively, of compensation expense related to stock options issued to employees of this segment in accordance with SFAS No. 123 and the operating results of the Air Conditioning and Heating Products Segment for the six months ended July 3, 2004 include approximately $400,000 of compensation expense related to stock options issued to employees of this segment in accordance with SFAS No. 123.

**   During the six months ended July 3, 2004 and the period from January 10, 2003 to July 5, 2003, the Company reflected approximately $200,000 and $4,900,000, respectively, of excess purchase price allocated to inventory as a non-cash charge to cost of products sold. In the first six months ended July 3, 2004, all $200,000 was allocated to the Residential Buildings Products Segment and for the period from January 10, 2003 to July 5, 2003, approximately $4,300,000 was allocated to the Residential Building Products Segment and approximately $600,000 was allocated to the Air Conditioning and Heating Products Segment.

The tables that follow set forth, for the periods presented, (a) certain unaudited consolidated operating results, (b) the change in the amount and the percentage change of such results as compared to the prior comparable period, (c) the percentage which such results bear to net sales, and (d) the change of such percentages as compared to the prior comparable period. The results of operations for the second quarter ended July 3, 2004 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

			Change in Earnings in
	Second Quarter Ended		the Second Quarter 2004
	July 3,	July 5,	as Compared to 2003
	2004	2003	$	%
	(Dollar amounts in millions)

Net sales	$448.4	$390.0	$58.4	15.0%
Cost of products sold	316.4	280.7	(35.7)	(12.7)
Selling, general and administrative expenses, net	81.9	63.4	(18.5)	(29.2)
Amortization of intangible assets	3.5	2.0	(1.5)	(75.0)

Operating earnings	46.6	43.9	2.7	(6.2)
Interest expense	(18.4)	(12.7)	(5.7)	(44.9)
Investment income	0.3	0.3	---	---

Earnings from continuing operations
before provision for income taxes	28.5	31.5	(3.0)	(9.5)
Provision for income taxes	11.8	13.0	(1.2)	(9.2)

Earnings from continuing operations	16.7	18.5	(1.8)	(9.7)
Earnings (loss) from discontinued operations	(0.8)	7.4	(8.2)	*

Net earnings	$15.9	$25.9	$(10.0)	(38.6)%

	Percentage of Net Sales		Change in Percentage
	Second Quarter Ended		for the Second
	July 3,	July 5,	Quarter 2004
	2004	2003 (1)	as Compared to 2003
Net sales	100.0%	100.0%	---%
Cost of products sold	70.6	72.0	1.4
Selling, general and administrative expenses, net	18.3	16.3	(2.0)
Amortization of intangible assets	0.8	0.5	(0.3)

Operating earnings	10.3	11.2	(0.9)
Interest expense	(4.1)	(3.3)	(0.8)
Investment income	0.1	0.1	0.0

Earnings from continuing operations
before provision for income taxes	6.3	8.0	(1.7)
Provision for income taxes	2.6	3.3	(0.7)

Earnings from continuing operations	3.7	4.6	(0.9)
Earnings (loss) from discontinued operations	(0.2)	1.9	(2.1)

Net earnings	3.5%	6.5%	(3.0)%

The first six months of 2004 have been compared to the combined first six months of 2003 pre- and post-Recapitalization periods for purposes of management’s discussion and analysis of the results of operations. Any references, below, to the first six months of 2003 shall refer to the combined periods. Material fluctuations in operations resulting from the effect of purchase accounting have been highlighted.

	Pre-Recapitalization	Post-Recapitalization	Combined Six
	Jan. 1, 2003 -	Jan. 10, 2003 -	Months Ended
	Jan. 9, 2003	July 5, 2003	July 5, 2003
	(Dollar amounts in millions)
	(Unaudited)

Net sales	$24.9	$726.1	$751.0
Cost of products sold	18.6	520.4	539.0
Selling, general and administrative expenses, net	5.0	123.5	128.5
Amortization of intangible assets	0.1	3.8	3.9
Expenses and charges arising from the
Recapitalization	83.0	---	83.0

Operating earnings (loss)	(81.8)	78.4	(3.4)
Interest expense	(1.0)	(29.5)	(30.5)
Investment income	0.1	0.7	0.8

Earnings (loss) before provision (benefit) for
income taxes	(82.7)	49.6	(33.1)
Provision (benefit) for income taxes	(21.8)	20.1	(1.7)

Earnings (loss) from continuing operations	(60.9)	29.5	(31.4)
Earnings (loss) from discontinued operations	(1.0)	1.9	0.9

Net earnings (loss)	$(61.9)	$31.4	$(30.5)

	Percentage of Net Sales
	Pre-Recapitalization	Post-Recapitalization	Combined Six
	Jan. 1, 2003 -	Jan. 10, 2003 -	Months Ended
	Jan. 9, 2003	July 5, 2003	July 5, 2003

Net sales	100.0%	100.0%	100.0%
Cost of products sold	74.7	71.7	71.8
Selling, general and administrative expenses, net	20.1	17.0	17.1
Amortization of intangible assets	0.4	0.5	0.5
Expenses and charges arising from the
Recapitalization	333.3	-	11.1

Operating earnings (loss)	(328.5)	10.8	(0.5)
Interest expense	(4.0)	(4.1)	(4.0)
Investment income	0.4	0.1	0.1

Earnings (loss) before provision (benefit) for
income taxes	(332.1)	6.8	(4.4)
Provision (benefit) for income taxes	(87.5)	2.8	(0.2)

Earnings (loss) from continuing operations	(244.6)	4.0	(4.2)
Earnings (loss) from discontinued operations	(4.0)	0.3	0.1

Net earnings (loss)	(248.6)%	4.3%	(4.1)%

The tables that follow set forth, for the periods presented, (a) certain unaudited consolidated operating results, (b) the change in the amount and the percentage change of such results as compared to the prior comparable period, (c) the percentage which such results bear to net sales, and (d) the change of such percentages as compared to the prior comparable period. The results of operations for the first six months ended July 3, 2004 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

			Change in Earnings in the
	First Six Months Ended		First Six Months 2004
	July 3,	July 5,	as Compared to 2003
	2004	2003 (1)	$	%
	(Dollar amounts in millions)

Net sales	$855.8	$751.0	$104.8	14.0%
Cost of products sold	605.1	539.0	(66.1)	(12.3)
Selling, general and administrative expenses, net	155.8	128.5	(27.3)	(21.2)
Amortization of intangible assets	6.8	3.9	(2.9)	(74.4)
Expenses and charges arising from the
Recapitalization	---	83.0	83.0	100.0

Operating earnings (loss)	88.1	(3.4)	91.5	*
Interest expense	(44.0)	(30.5)	(13.5)	(44.3)
Loss from debt retirement	(11.9)	---	(11.9)	*
Investment income	1.2	0.8	0.4	50.0

Earnings (loss) from continuing operations
before provision (benefit) for income taxes	33.4	(33.1)	66.5	200.9
Provision (benefit) for income taxes	13.8	(1.7)	15.5	*

Earnings (loss) from continuing operations	19.6	(31.4)	51.0	162.4
Earnings from discontinued operations	67.4	0.9	66.5	*

Net earnings (loss)	$87.0	$(30.5)	$117.5	385.2%

	Percentage of Net Sales		Change in Percentage
	First Six Months Ended		for the First
	July 3,	July 5,	Six Months 2004
	2004	2003 (1)	as Compared to 2003

Net sales	100.0%	100.0%	---%
Cost of products sold	70.7	71.8	1.1
Selling, general and administrative expenses, net	18.2	17.1	(1.1)
Amortization of intangible assets	0.8	0.5	(0.3)
Expense and charges arising from the
Recapitalization	---	11.1	11.1

Operating earnings (loss)	10.3	(0.5)	10.8
Interest expense	(5.1)	(4.0)	(1.1)
Loss from debt retirement	(1.4)	---	(1.4)
Investment income	0.1	0.1	-

Earnings (loss) from continuing operations
before provision (benefit) for income taxes	3.9	(4.4)	8.3
Provision (benefit) for income taxes	1.6	(0.2)	1.8

Earnings (loss) from continuing operations	2.3	(4.2)	6.5
Earnings from discontinued operations	7.9	0.1	7.8

Net earnings (loss)	10.2%	(4.1)%	14.3%

(1)    The six months ended July 5, 2003 represents the combined pre- and post-Recapitalization periods of January 1, 2003 through January 9, 2003 and January 10, 2003 through July 5, 2003, respectively.

*    not meaningful

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

Consolidated net sales from continuing operations increased approximately $58,400,000 or 15.0% for the second quarter of 2004 as compared to the second quarter of 2003 and increased approximately $104,800,000 or 14.0% for the first six months of 2004 as compared to the first six months of 2003. Net sales increased for the second quarter and first six months of 2004 as compared to the second quarter and first six months of 2003 as a result of the effect of changes in foreign currency exchange rates, the acquisitions of Elan, SPC, OSCO and OmniMount in the Residential Building Products Segment, as well as, price increases and higher net sales volume.

In the Residential Building Products Segment, net sales increased approximately $50,700,000 or 26.0% for the second quarter of 2004 as compared to the second quarter of 2003 and increased approximately $86,300,000 or 21.8% for the first six months of 2004 as compared to the first six months of 2003. The second quarter and first six months of 2004 include increases of approximately $3,200,000 and $11,000,000, respectively, attributable to the effect of changes in foreign currency exchange rates and approximately $21,900,000 and $37,300,000, respectively, attributable to the acquisitions of Elan in January of 2003, SPC in July of 2003, OSCO in December of 2003 and OmniMount in March of 2004. The increase in net sales volume in the Residential Building Products Segment in the second quarter and first six months of 2004 as compared to the second quarter and first six months of 2003 was primarily due to increased volume of bathroom exhaust fans and range hoods as a result of the ongoing stability in the residential housing construction and remodeling markets and from the introduction of new products. To a lesser extent, net sales increased due to sales price increases.

In the Air Conditioning and Heating Products Segment, net sales increased approximately $7,700,000 or 3.9% for the second quarter of 2004 as compared to the second quarter of 2003 and increased approximately $18,500,000 or 5.2% for the first six months of 2004 as compared to the first six months of 2003. The second quarter and first six months of 2004 include increases of approximately $1,900,000 and $5,800,000, respectively, attributable to the effect of changes in foreign currency exchange rates. Net sales in the Air Conditioning and Heating Products Segment for HVAC products sold to residential site-built customers constituted the largest category of product sold to a particular group of customers within this segment in the second quarter and first six months of 2004 and increased approximately 4.2% over the second quarter of 2003 and increased approximately 7.1% over the first six months of 2003. The increase in net sales in this Segment in the second quarter and first six months of 2004 as compared to the second quarter and first six months of 2003 was due principally to continued growth from this segment's brand-name strategy of HVAC products sold to customers serving the residential site built market. To a lesser extent, net sales increased due to sales price increases. These increases were partially offset by the general slowdown in commercial construction activity, which reduced sales of the Company’s commercial HVAC products by less than 1% before considering the effect of foreign exchange as continued softness is being experienced by this industry. The Company does not believe that it will see any meaningful recovery in the manufactured housing and commercial HVAC markets in 2004.

Overall, increases in sales levels in the second quarter and first six months of 2004 reflect the ongoing stability of the housing construction and remodeling markets and our expanded branding effort in our line of air conditioning and heating products, partially offset by a slight decrease in net sales of certain products affected by the general slowdown in commercial construction activity and the continued softness in the manufactured housing market. For the second quarter of 2004 and 2003, the Company’s net sales to customers serving the manufactured housing markets, principally consisting of air conditioners and furnaces, constituted approximately 6.9% and 7.3%, respectively, of the Company’s consolidated net sales and for the first six months of 2004 and 2003, the Company’s net sales to customers serving the manufactured housing markets, principally consisting of air conditioners and furnaces, constituted approximately 6.5% and 7.1%, respectively, of the Company’s consolidated net sales.

Cost of products sold was approximately $316,400,000 and $605,100,000 for the second quarter and first six months of 2004, respectively, as compared to approximately $280,700,000 and $539,000,000 for the second quarter and first six months of 2003, respectively. Cost of products sold, as a percentage of net sales, decreased from approximately 72.0% in the second quarter of 2003 to approximately 70.6% in the second quarter of 2004 and decreased from approximately 71.8% in the first six months of 2003 to approximately 70.7% in the first six months of 2004. Cost of products sold for the second quarter and first six months of 2004 includes (1) approximately $12,400,000 and $20,900,000, respectively, of cost of products sold from the acquisitions of Elan, SPC, OSCO and OmniMount, (2) approximately $600,000 and $1,900,000, respectively, of severance and other costs associated with the closure of certain manufacturing facilities, (3) approximately $1,800,000 and $5,900,000, respectively, of estimated inefficient production costs and expenses associated with the start-up of a new manufacturing facility, (4) approximately $3,300,000 and $4,900,000, respectively, of increased depreciation expense of property, plant and equipment in the second quarter and first six months of 2004 as compared to the second quarter and first six months of 2003 arising from finalizing the fair value adjustments in the fourth quarter of 2003 as a result of the Recapitalization, (5) an increase of approximately $4,000,000 and $13,100,000, respectively, related to the effect of changes in foreign currency exchange rates and (6) a non-cash charge of approximately $200,000 for the second quarter and first six months of 2004 related to the amortization of purchase price allocated to inventory as a result of the OmniMount acquisition. Cost of products sold for the second quarter and first six months of 2003 include a non-cash charge of approximately $900,000 and $4,900,000, respectively, primarily related to the amortization of purchase price allocated to inventory as a result of the Recapitalization, approximately $1,400,000 of severance and other costs associated with the closure of certain manufacturing facilities and approximately $550,000 of costs and expenses associated with the startup of a new manufacturing facility.

In the Residential Building Products Segment, cost of products sold for the second quarter and first six months of 2004 was approximately $156,700,000 and $306,000,000, respectively, as compared to approximately $129,000,000 and $264,800,00 in the second quarter and first six months of 2003, respectively. Cost of products sold in this segment for the second quarter and first six months of 2004 includes (1) approximately $12,400,000 and $20,900,000, respectively, of cost of products sold from the acquisitions of Elan, SPC, OSCO and OmniMount, (2) approximately $2,100,000 and $2,700,000, respectively, of increased depreciation expense of property, plant and equipment in the second quarter and first six months of 2004 as compared to the second quarter and first six months of 2003 arising from finalizing the fair value adjustments in the fourth quarter of 2003 as a result of the Recapitalization, (3) an increase of approximately $2,500,000 and $8,300,000, respectively, related to the effect of changes in foreign currency exchange rates and (4) a non-cash charge of approximately $200,000 for the second quarter and first six months of 2004 related to the amortization of purchase price allocated to inventory as a result of the OmniMount acquisition. Cost of products sold in this segment for the second quarter and first six months of 2003 include approximately $900,000 and $4,300,000, respectively, related to the amortization of purchase price allocated to inventory related primarily to the Recapitalization.

In the Air Conditioning and Heating Products Segment cost of products sold in the second quarter and first six months of 2004 was approximately $159,800,000 and $299,100,000, respectively, as compared to approximately $151,700,000 and $274,200,000, respectively, in the second quarter and first six months of 2003. Cost of products sold in this segment in the second quarter and first six months of 2004 includes (1) an increase of approximately $1,500,000 and $4,800,000, respectively, related to the effect of changes in foreign currency exchange rates, (2) approximately $600,000 and $1,900,000, respectively, of costs associated with the closure of certain manufacturing facilities, (3) approximately $1,800,000 and $5,900,000, respectively, of estimated inefficient production costs and expenses associated with the start-up of a new manufacturing facility and (4) approximately $1,200,000 and $2,200,000, respectively, of increased depreciation expense of property, plant and equipment in the second quarter and first six months of 2004 as compared to the second quarter and first six months of 2003 arising from finalizing the fair value adjustments in the fourth quarter of 2003 as a result of the Recapitalization. Cost of products sold in this segment for the second quarter and first six months of 2003 include approximately $1,400,000 of severance and other costs associated with the closure of certain manufacturing facilities, approximately $550,000 of costs and expenses associated with the startup of a new manufacturing facility and also includes in the first six months of 2003 a non-cash charge of approximately $600,000 related to the amortization of purchase price allocated to inventory related to the Recapitalization. There were no additional charges to cost of products sold in this segment related to the amortization of purchase price allocated to inventory related to the Recapitalization in 2004 and the second quarter of 2003.

Material costs were approximately 44.7% and 45.4% of net sales for the second quarter of 2004 and 2003, respectively and were approximately 44.0% and 44.5% of net sales for the first six months of 2004 and 2003, respectively. Both of the Company’s segments experienced material cost increases related primarily to purchases of steel, copper and aluminum in the second quarter and first six months of 2004 as compared to the second quarter and first six months of 2003. These cost increases were offset by the effect of increased sales prices of certain of the Company’s products and material cost improvements due to the Company’s strategic sourcing initiatives.

Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, material costs and changes in productivity levels.

Selling, general and administrative expense (“SG&A”) was approximately $81,900,000 and $155,800,000 for the second quarter and first six months of 2004, respectively, as compared to approximately $63,400,000 and $128,500,000 for the second quarter and first six months of 2003, respectively. SG&A as a percentage of net sales increased from approximately 16.3% in the second quarter of 2003 to approximately 18.2% in the second quarter of 2004 and from approximately 17.1% in the first six months of 2003 to approximately 18.2% in the first six months of 2004. SG&A in the second quarter and first six months of 2004 includes (1) approximately $5,600,000 and $10,600,000, respectively, of SG&A from the acquisitions of Elan, SPC, OSCO and OmniMount in the Residential Building Products Segment, (2) approximately $3,100,000 (of which approximately $2,100,000 is included in unallocated) and $3,300,000 (of which approximately $2,300,000 is included in unallocated), respectively, of stock based compensation expense and (3) increases of approximately $700,000 and $2,600,000, respectively, related to the effect of changes in foreign currency exchange rates. Approximately $400,000 and $1,600,000 of the increase in SG&A related to the effect of changes in foreign currency exchange is included in the Residential Building Products Segment in the second quarter and first six months of 2004, respectively, and approximately $300,000 and $1,000,000 of the increase in SG&A related to the effect of foreign currency exchange rates is included in the Air Conditioning and Heating Products Segment for the second quarter and first six months of 2004, respectively. SG&A in the second quarter of 2004 includes a non-cash foreign exchange gain of approximately $100,000, included in the Residential Building Products Segment and in the first six months of 2004 includes a non-cash foreign exchange loss of approximately $500,000 on intercompany debt not permanently invested between the Company’s subsidiaries, of which approximately $300,000 is included in the Residential Building Products Segment and $200,000 is included in unallocated. SG&A in the second quarter and first six months of 2003 includes approximately $300,000 and $1,800,000, respectively, of direct expenses and fees associated with the Company’s strategic sourcing software and systems development and approximately $200,000 and $900,000 (of which approximately $800,000 is included in unallocated), respectively, of stock based compensation from adopting SFAS No. 123. The direct expenses and fees associated with the Company’s strategic sourcing software and systems development, as well as the stock based compensation charges for the second quarter of 2003, are set-forth separately in the segment data. The second quarter and first six months of 2003 includes a non-cash foreign exchange loss of approximately $600,000 and $700,000, respectively, on intercompany debt not permanently invested between the Company’s subsidiaries, all of which is included in unallocated. The increase in the percentage in the second quarter and first six months of 2004 is principally due to acquisitions in the Residential Building Products Segment, which have a substantially higher level of SG&A than the overall segment.

Amortization of intangible assets, as a percentage of net sales from continuing operations, increased from approximately 0.5% in the second quarter and first six months of 2003 to approximately 0.8% in the second quarter and first six months of 2004. This increase in the second quarter and first six months of 2004 is principally as a result of approximately $1,600,000 and $3,200,000, respectively, of increased amortization of intangible assets in the second quarter and first six months of 2004 as compared to the second quarter and first six months of 2003 arising from finalizing the fair value adjustments in the fourth quarter of 2003 related to the Recapitalization. Approximately $1,300,000 and $2,600,000 of this increase relates to the Residential Building Products Segment in the second quarter and first six months of 2004, respectively, and approximately $300,000 and $600,000 of this increase relates to the Air Conditioning and Heating Products Segment in the second quarter and first six months of 2004, respectively. (See Note A of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

Expenses and charges arising from the Recapitalization were approximately $83,000,000 in the first six months of 2003. See Liquidity and Capital Resources and Notes A, B and F of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein, for further discussion of these expenses and charges.

Consolidated operating earnings increased by approximately $2,700,000 from approximately $43,900,000, or 11.2% as a percent of net sales, in the second quarter of 2003 to approximately $46,600,000, or 10.4% as a percent of net sales, in the second quarter of 2004 and increased by approximately $91,500,000 from a loss of approximately $3,400,000, or 0.5% as a percent of net sales, in the first six months of 2003 to earnings of approximately $88,100,000, or 10.3% as a percent of net sales, in the first six months of 2004 as a result of the factors discussed above.

Consolidated operating earnings have been reduced by depreciation and amortization expense (other than amortization of deferred debt expense and debt premium and discount) of approximately $10,600,000 and $6,900,000 for the second quarter of 2004 and 2003, respectively and by approximately $19,900,000 and $17,200,000 for the first six months of 2004 and 2003, respectively. Acquisitions accounted for approximately $200,000 and $300,000 of the increase in such depreciation and amortization expense in the second quarter and first six months of 2004, respectively. Consolidated operating earnings in the second quarter and first six months of 2004 include approximately $3,300,000 and $4,900,000, respectively, of increased depreciation expense of property, plant and equipment and approximately $1,600,000 and $3,200,000, respectively, of increased amortization of intangible assets in the second quarter and first six months of 2004 as compared to the second quarter and first six months of 2003 arising from finalizing the fair value adjustments of each in the fourth quarter of 2003 related to the Recapitalization. Consolidated operating earnings for the second quarter and first six months of 2004 include approximately $200,000 of amortization expense from purchase price allocated to inventory as a result of the OmniMount acquisition and consolidated operating earnings for the second quarter and first six months of 2003 include approximately $900,000 and $4,900,000, respectively, of amortization expense from purchase price allocated to inventory. Consolidated operating earnings for the second quarter of 2004 include a non-cash foreign exchange gain of approximately $100,000 and operating earnings for the first six months of 2004 include a non-cash foreign exchange loss of approximately $500,000 on intercompany debt not permanently invested between the Company’s subsidiaries. For the second quarter and first six months of 2003 operating earnings include a non-cash foreign exchange gain of approximately $600,000 and $700,000, respectively, on intercompany debt not permanently invested.

Operating earnings of the Residential Building Products Segment in the second quarter and first six months of 2004 were approximately $41,700,000 and $81,700,000, respectively, as compared to approximately $31,600,000 and $61,300,000 in the second quarter and first six months of 2003, respectively. Operating earnings of this segment in the second quarter and first six months of 2004 include (1) an increase of approximately $300,000 and $1,100,000, respectively, from the effect of foreign currency exchange rates, (2) approximately $4,000,000 and $5,900,000, respectively, of operating earnings contributed by the acquisitions of Elan, SPC, OSCO and OmniMount, (3) approximately $2,100,000 and $2,700,000, respectively, of increased depreciation expense of property, plant and equipment and approximately $1,300,000 and $2,600,000, respectively, of increased amortization of intangible assets in the second quarter and first six months of 2004 as compared to the second quarter and first six months of 2003 from finalizing the fair value adjustments of each in the fourth quarter of 2003 as a result of the Recapitalization, (4) approximately $600,000 in the second quarter and first six months of 2004 of stock-based compensation charges, (5) a non-cash charge of approximately $200,000 for the second quarter and first six months of 2004 related to the amortization of purchase price allocated to inventory as a result of the OmniMount acquisition and (6) a non-cash foreign exchange gain of approximately $100,000 and a non-cash foreign exchange loss of approximately $300,000, for the second quarter and first six months of 2004, respectively, on intercompany debt not permanently invested between the Company’s subsidiaries. Operating earnings of this segment in the second quarter and first six months of 2003 include approximately $900,000 and $4,300,000, respectively, of amortization expense from purchase price allocated to inventory related to the Recapitalization and approximately $100,000 of stock-based compensation charge in the second quarter and first six months of 2003. The increase in operating earnings in the Residential Building Products Segment in the second quarter and first six months of 2004 was primarily as a result of increased sales volume, principally bathroom exhaust fans and kitchen range hoods, due to the continued stability of new home construction and remodeling markets.

Operating earnings of the Air Conditioning and Heating Products Segment were approximately $16,200,000 and $25,300,000 in the second quarter and first six months of 2004, respectively, as compared to approximately $19,000,000 and $34,200,000 in the second quarter and first six months of 2003, respectively. Operating earnings of this segment in the second quarter and first six months of 2004 include (1) approximately $600,000 and $1,900,000, respectively, of costs associated with the closure of certain manufacturing facilities, (2) approximately $1,800,000 and $5,900,000, respectively, of estimated inefficient production costs and expenses associated with the start-up of a new manufacturing facility, (3) a decrease of approximately $100,000 from the effect of foreign currency exchange rates in the first six months of 2004, (4) approximately $1,200,000 and $2,200,000, respectively, of increased depreciation expense of property, plant and equipment and approximately $300,000 and $600,000, respectively, of increased amortization of intangible assets in the second quarter and first six months of 2004 as compared to the second quarter and first six months of 2003 from finalizing the fair value adjustments of each in the fourth quarter of 2003 related to the Recapitalization and (5) approximately $400,000 in the second quarter and first six months of 2004 of stock-based compensation charges. Operating earnings of this segment in the second quarter and first six months of 2003 include approximately $1,400,000 of costs associated with the closure of certain manufacturing facilities, approximately $550,000 of costs and expenses associated with the startup of a new manufacturing facility and in the first six months of 2004 include approximately $600,000 of amortization expense from purchase price allocated to inventory related to the Recapitalization. The decrease in operating earnings in the Air Conditioning and Heating Products Segment in the second quarter and first six months of 2004 was principally due to the general slowdown in the manufactured housing markets of certain product lines, as well as, costs in the residential sector related to the relocation of production to new manufacturing facilities and lower levels of efficiency and productivity related to the ramp up of production, partially offset by increased shipments of products to customers serving the residential site built market.

The operating expense in Unallocated was approximately $11,300,000 and $18,900,000 for the second quarter and first six months of 2004, respectively, as compared to approximately $6,700,000 and $98,900,000 in the second quarter and first six months of 2003, respectively. Operating expense in Unallocated for the second quarter and first six months of 2004 includes approximately $2,100,000 and $2,300,000, respectively, of stock-based compensation charges and a non-cash foreign exchange loss of approximately $200,000 in the first six months of 2004 on intercompany debt not permanently invested between the Company’s subsidiaries. Operating expense in Unallocated for the second quarter and first six months of 2003 includes approximately $200,000 and $800,000, respectively, of stock-based compensation charges, approximately $300,000 and $1,800,000, respectively, of direct expenses and fees associated with the Company’s strategic sourcing software and systems development. The second quarter and first six months of 2003 includes a non-cash foreign exchange loss of approximately $600,000 and $700,000, respectively, on intercompany debt not permanently invested between the Company’s subsidiaries. Operating expense in Unallocated for the first six months of 2003 also includes approximately $83,000,000 of fees and expenses associated with the Recapitalization.

Operating earnings of foreign operations, consisting primarily of the results of operations of the Company's Canadian and European subsidiaries were approximately 9.6% and 4.8% of operating earnings (before unallocated and corporate expense) in the second quarter of 2004 and 2003, respectively, and were approximately 10.2% and 4.6% in the first six months of 2004 and 2003, respectively. Sales and earnings derived from international markets are subject to, among others, the risks of currency fluctuations.

Interest expense increased approximately $5,700,000 or approximately 44.9% in the second quarter of 2004 as compared to the second quarter of 2003 and increased approximately $13,500,000 or approximately 44.3% in the first six months of 2004 as compared to the first six months of 2003. The increase in interest expense in the second quarter and first six months is primarily due to approximately $9,100,000 and $18,100,000 related to the Company’s $515,000,000 aggregate principal amount at maturity ($340,000,000 gross proceeds) of its 10% Senior Discount Notes due May 15, 2011 (“Senior Discount Notes”) that were issued in the fourth quarter of 2003, duplicative interest arising during the waiting period from the call for redemption to the date of redemption of the 8 7/8% Senior Notes and interest allocated to discontinued operations of approximately $9,600,000 for the second quarter of 2003 and approximately $4,400,000 and $19,300,000 for the first six months of 2004 and 2003, respectively, partially offset by the effect of approximately $4,100,000 of interest expense in the first quarter of 2003 from the amortization of the Bridge Facility, a reduction of indebtedness from the debt redemptions and open market purchases and lower interest rates from the sale of Floating Rate Notes used to refinance the 8 7/8% Senior Notes. (See Liquidity and Capital Resources and Notes B, D and H of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

During the first quarter of 2004, the Company called for redemption all of the Company’s outstanding 9 1/4% Senior Notes due 2007 (“9 1/4% Notes”), all of its outstanding 9 1/8% Senior Notes due 2007 (“9 1/8% Notes”) and all of its outstanding 8 7/8% Senior Notes due 2008 (“8 7/8% Notes”). The redemption of the 9 1/4% Notes, 9 1/8% Notes and 8 7/8% Notes resulted in a pre-tax loss of approximately $11,958,000 in the first quarter of 2004, based upon the difference between the respective redemption prices and the estimated carrying values at the redemption dates of the 9 1/4% Notes, 9 1/8% Notes and 8 7/8% Notes, which include the principal amount redeemed and the estimated remaining unamortized premium recorded in connection with the Recapitalization. (See Note D of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

Investment income was approximately $300,000 in the second quarter of 2004 and 2003 and increased approximately $400,000 or 50.0% in the first six months of 2004 as compared to the first six months of 2003 primarily as a result of higher average invested balances.

The provision for income taxes from continuing operations was approximately $11,800,000 and $13,000,000 for the second quarter of 2004 and 2003, respectively, and the provision for income taxes from continuing operations was approximately $13,800,000 for the first six months of 2004 as compared to a benefit for income taxes from continuing operations of approximately $1,700,000 for the first six months of 2003. The income tax rates in both the second quarter and first six months of 2004 and 2003 differed from the United States Federal statutory rate of 35% principally as a result of the effect of non-deductible expenses, foreign income tax on foreign source income, state income tax provisions, and in 2003 due to the Recapitalization. (See Notes A, B and J of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

The table that follows presents a summary of the results of discontinued operations for the three months ended July 3, 2004 and July 5, 2003. (See Note H of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

	Post-Recapitalization
	For the Three
	Months Ended
	July 3, 2004		July 5, 2003
	(Amounts in thousands)
	(Unaudited)

Net sales	$	---	$154,500

Operating earnings (loss) of discontinued operations *		$(1,200)	$21,581

Interest expense, net		---	(9,881)

Earnings (loss) before income taxes		(1,200)	11,700
Provision (benefit) for income taxes		(400)	4,300

Earnings (loss) from discontinued operations		$(800)	$7,400

Depreciation and amortization expense	$	---	$3,731

*     Operating earnings of discontinued operations are net of Ply Gem corporate expenses previously included within Unallocated other, net in the Company’s segment reporting.

Operating earnings of discontinued operations for the three months ended July 5, 2003 include approximately $100,000 of severance and other costs associated with the closure of certain manufacturing facilities.

Operating earnings for the three months ended July 3, 2004 reflect the pre-tax impact of stock-based employee compensation charges of approximately $1,200,000 related to Nortek Holdings’ stock options retained by employees of Ply Gem subsequent to the sale of Ply Gem (see Note A of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

The table that follows presents a summary of the operating results of discontinued operations for the periods presented. (See Note H of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

	For the Periods

	Post-Recapitalization		Pre-Recapitalization
	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -
	July 3, 2004	July 5, 2003	Jan. 9, 2003
	(Amounts in thousands)
	(Unaudited)

Net sales	$40,600	$253,600	$8,800

Operating earnings (loss) of discontinued operations *	$(3,244)	$21,771	$(368)

Interest expense, net	(4,556)	(18,671)	(1,232)

Earnings (loss) before provision (benefit) for income taxes	(7,800)	3,100	(1,600)
Provision (benefit) for income taxes	(2,900)	1,200	(600)

Earnings (loss) from discontinued operations	(4,900)	1,900	(1,000)

Gain on sale of discontinued operations	122,700	---	---
Income tax provision on sale of discontinued operations	50,400	---	---

	72,300	---	---

Earnings (loss) from discontinued operations	$67,400	$1,900	$(1,000)

Depreciation and amortization expense	$1,359	$8,478	$315

*   Operating earnings (loss) of discontinued operations are net of Ply Gem corporate expenses previously included within Unallocated other, net in the Company’s segment reporting.

Operating earnings (loss) of discontinued operations for the period from January 10, 2003 to July 5, 2003 include approximately $600,000 of severance and other costs associated with the closure of certain manufacturing facilities. Operating earnings (loss) of discontinued operations for the period from January 10, 2003 to July 5, 2003 also include approximately $1,300,000 of costs and expenses for expanded distribution including new customers.

Operating earnings for the six months ended July 3, 2004 reflect the pre-tax impact of stock-based employee compensation charges of approximately $1,900,000 related to Nortek Holdings’ stock options retained by employees of Ply Gem subsequent to the sale of Ply Gem (see Note A of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

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

The following table presents a reconciliation from net earnings, which is the most directly comparable GAAP operating performance measure, to EBITDA for the second quarter ended July 3, 2004 and July 5, 2003:

	For the Three
	Months Ended
	July 3, 2004	July 5, 2003
	(Amounts in thousands)

Net earnings *	$15,900	$25,900
Provision for income taxes
from continuing operations	11,800	13,000
Provision (benefit) for income taxes
from discontinued operations	(400)	4,300
Interest expense from continuing operations	18,432	12,636
Interest expense from discontinued operations	---	9,916
Investment income from continuing operations	(340)	(289)
Investment income from discontinued operations	---	(35)
Depreciation expense from continuing operations	7,028	3,939
Depreciation expense from discontinued operations	---	2,646
Amortization expense from continuing operations	3,598	2,964
Amortization expense from discontinued operations	---	1,085

EBITDA	$56,018	$76,062

*      Includes approximately $800,000 of loss and approximately $7,400,000 of earnings from discontinued operations for the three months ended July 3, 2004 and July 5, 2003, respectively. (See Note H of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

EBITDA includes approximately $4,300,000 and $300,000 of stock based compensation from adopting SFAS No. 123 recorded in the three months ended July 3, 2004 and July 5, 2003, respectively. (See Notes A and I of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

The following table presents a reconciliation from net earnings (loss), which is the most directly comparable GAAP operating performance measure, to EBITDA for the periods presented:

	For the Periods
	Post-Recapitalization		Pre-Recapitalization
	Jan. 1, 2004	Jan. 10, 2003 -	Jan. 1, 2003 -
	July 3, 2004	July 5, 2003	Jan. 9, 2003
	(Amounts in thousands)

Net earnings (loss) *	$87,000	$31,400	$(61,900)
Provision (benefit) for income taxes
from continuing operations	13,800	20,100	(21,800)
Provision (benefit) for income taxes
from discontinued operations	47,500	1,200	(600)
Interest expense from continuing operations	43,993	29,427	1,054
Interest expense from discontinued operations	4,585	18,774	1,234
Investment income from continuing operations	(1,284)	(656)	(119)
Investment income from discontinued operations	(29)	(103)	(2)
Depreciation expense from continuing operations	12,836	7,703	586
Depreciation expense from discontinued operations	1,158	5,033	245
Amortization expense from continuing operations	7,072	8,818	67
Amortization expense from discontinued operations	201	3,445	70

EBITDA	$216,832	$125,141	$(81,165)

*     Includes approximately $67,400,000, $1,900,000 and $(1,000,000) of earnings (loss) from discontinued operations for the first six months ended July 3, 2004 and the periods from January 10, 2003 to July 5, 2003 and from January 1, 2003 to January 9, 2003, respectively. (See Note H of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

EBITDA includes approximately $83,000,000 of expenses and charges arising from the Recapitalization recorded in the period from January 1, 2003 to January 9, 2003 and approximately $5,200,000 and $1,000,000 of stock based compensation from adopting SFAS No. 123 recorded in the first six months ended July 3, 2004 and the period from January 10, 2003 to July 5, 2003, respectively. (See Notes A, F and I of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

Liquidity and Capital Resources

On July 15, 2004, THL Buildco Holdings, Inc. and THL Buildco, Inc. (“THL Buildco”), newly formed Delaware corporations affiliated with Thomas H. Lee Partners, L.P., together with certain members of Holdings’ management, entered into a stock purchase agreement with affiliates of Kelso and Company, L.P. and certain other parties, pursuant to which THL Buildco agreed to purchase all of the outstanding capital stock of Holdings in a transaction valued at approximately $1.74 billion before fees and expenses (the “THL Transaction”).

The THL Transaction is subject to customary closing conditions and is expected to be consummated during the third quarter of 2004. Upon closing of the THL Transaction, certain members of management have agreed to settlement or modification of their compensation and benefit arrangements. Management has also agreed to reinvest a substantial portion of their equity interest in Holdings into THL Buildco Holdings, Inc. (see below). No significant costs related to the THL Transaction have been incurred through July 3, 2004. Holdings and Nortek expect to account for the THL Transaction as a purchase in accordance with SFAS No. 141 and the Push Down Accounting rules and regulations.  (See Note N of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

In connection with the THL Transaction, THL Buildco expects to partially finance the transaction, including the redemption of substantially all of Holdings and Nortek’s existing debt, via the issuance of a combination of a new senior secured term loan and new senior subordinated debt. It is expected that the new senior secured term loan will be secured by substantially all of the assets of Nortek and its subsidiaries. Nortek also expects to enter into a $100,000,000 revolving credit facility at the closing which will be available for seasonal working capital borrowing needs and other requirements. It is expected that no borrowings under the revolving credit facility will be necessary at the closing. A summary of the estimated cash sources and uses for the THL Transaction is as follows:

Sources:
Cash equity from the Buyer and its affiliates (1)	$361,300,000
Senior secured term loan	700,000,000
Senior subordinated notes	625,000,000
Estimated cash of the Company	160,400,000

$1,846,700,000

Uses:
Purchase price paid to sellers	$803,200,000
Repayment of existing debt, including interest
and redemption premiums	937,700,000
Transaction fees, expenses and other	105,800,000

$1,846,700,000

(1)   It is expected that management will reinvest up to $109,700,000 of their equity interest in Holdings into THL Buildco Holdings, Inc.

On July 20, 2004, the Company announced that is has offered to purchase for cash all of its 10% Senior Discount Notes due 2011 (approximately $370.5 million of accreted principal as of July 3, 2004) (the “Senior Discount Notes”) and Nortek announced that it has offered to purchase for cash all of its outstanding 9.875% Senior Subordinated Notes due 2011 ($250 million in principal as of July 3, 2004) (the “9.875% Notes”) and all of its outstanding Floating Rate Notes ($200 million in principal as of July 3, 2004), which are both subject to the successful closing of the THL Transaction. Based upon current estimates, Holdings expects to incur a pre-tax loss from debt retirement of approximately $125,000,000 related to the repurchase of the 9.875% Notes, the Floating Rate Notes and the Senior Discount Notes in the third quarter of 2004, of which approximately $66,000,000 relates to the Senior Discount Notes.

From January 1, 2004 through February 3, 2004, Nortek purchased approximately $14,800,000 of its 9 1/4% Senior Notes due 2007 (“9 1/4% Notes”) and approximately $10,700,000 of its 9 1/8% Senior Notes due 2007 (“9 1/8% Notes”) in open market transactions. On March 15, 2004, Nortek redeemed all its outstanding 9 1/4% Notes (approximately $160,200,000 in principal amount) and on March 14, 2004 redeemed all of its outstanding 9 1/8% Notes (approximately $299,300,000 in principal amount). The 9 1/4% Notes and 9 1/8% Notes were redeemed at a redemption price of 101.542% and 103.042%, respectively, of the principal amount thereof plus accrued and unpaid interest. The 9 1/4% Notes and 9 1/8% Notes ceased to accrue interest as of the respective redemption dates indicated above. The Company used the net after tax proceeds from the sale of Ply Gem of approximately $450,000,000, together with existing cash on hand, to fund the redemption of the 9 1/4% Notes and 9 1/8% Notes. On March 14, 2004, Nortek redeemed $60,000,000 of its outstanding 8 7/8% Senior Notes due 2008 (“8 7/8% Notes”). On March 31, 2004, Nortek redeemed the remaining $150,000,000 of its outstanding 8 7/8% Notes (see below). The 8 7/8% Notes were called at a redemption price of 104.438% of the principal amount thereof plus accrued and unpaid interest.

On March 1, 2004, Nortek completed the sale of $200,000,000 of Senior Floating Rate Notes due 2010 (the “Floating Rate Notes”). The Floating Rate Notes bear interest at a rate per annum equal to LIBOR, as defined, plus 3% (4.87% as of July 30, 2004). Interest on the Floating Rate Notes will be determined and payable semi-annually on June 30 and December 31 of each year commencing June 30, 2004. Nortek incurred fees and expenses, including the initial purchaser’s discount, of approximately $4,000,000 in connection with the sale, which will be amortized over the life of the Floating Rate Notes. The Floating Rate Notes are unsecured obligations of Nortek, which mature on December 31, 2010, and may be redeemed in whole or in part prior to December 31, 2010 at the redemption prices as defined in the indenture governing the Floating Rate Notes (the “Indenture”). The Indenture contains covenants that limit Nortek’s ability to engage in certain transactions, including incurring additional indebtedness and paying dividends or distributions. The terms of the Floating Rate Notes require Nortek to register notes having substantially identical terms (the “Nortek Exchange Notes”) with the SEC as part of an offer to exchange freely tradable Nortek Exchange Notes for the Floating Rate Notes (the “Nortek Exchange”) (see Notes D and N of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein). Approximately $60,000,000 principal amount of the 8 7/8% Notes ceased to accrue interest as of March 14, 2004 and approximately $150,000,000 principal amount of such Notes ceased to accrue interest as of March 31, 2004. Nortek used the net proceeds of approximately $196,000,000 from the sale of the Floating Rate Notes, together with existing cash on hand, to fund the redemption of the 8 7/8% Notes.

The open market purchases and the redemption of the 9 1/4% Notes, 9 1/8% Notes and 8 7/8% Notes noted above resulted in a pre-tax loss of approximately $11,958,000 in the first quarter of 2004, based upon the difference between the respective redemption prices indicated above and the estimated carrying values at the redemption dates.

The Company has a $175,000,000 Senior Secured Credit Facility, as amended, (the “Senior Secured Credit Facility”), which is syndicated among several banks. The Senior Secured Credit Facility is secured by substantially all of the Company’s accounts receivable and inventory, as well as certain intellectual property rights, and, as amended, permits borrowings up to the lesser of $175,000,000 or the total of 85% of eligible accounts receivable, as defined, and 50% of eligible inventory, as defined. The outstanding principal balances under the Senior Secured Credit Facility accrue interest at the Company’s option at either LIBOR plus a margin ranging from 2.0% to 2.5% or the banks’ prime rate plus a margin ranging from 0.5% to 1.0% depending upon the excess available borrowing base, as defined, and the timing of the borrowing as the margin rates will be adjusted quarterly. In addition, the Company pays an unused line fee of between 0.375% and 0.5% on the excess available borrowing capacity, as defined. The Senior Secured Credit Facility includes customary limitations and covenants, but does not require the Company to maintain any financial covenant unless the excess available borrowing base, as defined, is less than $30,000,000 in which case the Company would be required to maintain, on a trailing four quarter basis, a minimum level of $155,000,000 of earnings before interest, taxes, depreciation and amortization, as defined. At July 3, 2004 there were no outstanding borrowings under the Senior Secured Credit Facility.

On November 24, 2003, the Company completed the sale of $515,000,000 aggregate principal amount at maturity ($349,400,000 gross proceeds) of its 10% Senior Discount Notes due May 15, 2011 (“Senior Discount Notes”). The Senior Discount Notes, which are structurally subordinate to all debt and liabilities of the Company’s subsidiaries, were issued and sold in a private Rule 144A offering to institutional investors. The net proceeds of the offering were used to pay a dividend of approximately $298,474,000 to holders of the Company’s capital stock and approximately $41,000,000 of these proceeds were used by the Company to purchase additional capital stock of Nortek. Nortek used these proceeds to fund the majority of a cash distribution of approximately $41,600,000 to option holders of the Rollover Options in the fourth quarter of 2003. The accreted value of the Senior Discount Notes will increase from the date of issuance at a rate of 10% per annum compounded semi-annually such that the accreted value will equal the principal amount of $515,000,000 on November 15, 2007. No cash interest will accrue on the Senior Discount Notes prior to November 15, 2007 and, thereafter, cash interest will accrue at 10% per annum payable semi-annually in arrears on May 15 and November 15 of each year. The Senior Discount Notes are unsecured obligations of the Company, which mature on May 15, 2011, and may be redeemed in whole or in part at the redemption prices as defined in the indenture governing the Senior Discount Notes (the “Indenture”). The Indenture contains covenants that limit the Company’s ability to engage in certain transactions, including incurring additional indebtedness and paying dividends or distributions. The terms of the Senior Discount Notes require the Company to register notes having substantially identical terms (the “Holdings Exchange Notes”) with the SEC as part of an offer to exchange freely tradable Holdings Exchange Notes for the Senior Discount Notes (the “Holdings Exchange”) (see Notes D and N of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein). Under certain limited circumstances, Nortek may be required in the future to guarantee the Senior Discount Notes on a senior subordinated basis. This requirement will not apply if the terms of any of Nortek’s senior indebtedness restricts the issuance of such guarantee. Nortek’s Senior Secured Credit Facility does not permit such a guarantee. In addition the issuance of such a guarantee by Nortek would constitute a restricted payment under the terms of Nortek’s indentures.

The Company had consolidated debt at July 3, 2004, of approximately $855,350,000 consisting of (i) $13,410,000 of short-term borrowings and current maturities of long-term debt, (ii) $20,853,000 of long-term notes, mortgage notes and other indebtedness, (iii) $250,549,000 of  9 7/8% Senior Subordinated Notes, (iv) $200,000,000 of Floating Rate Notes, and (v) $370,538,000 of Senior Discount Notes. During the six months ended July 3, 2004, the Company had a net decrease in its consolidated debt of approximately $484,625,000 which represented $710,875,000 of principal payments including the Senior Note redemptions previously discussed net of additional borrowing of approximately $208,628,000 including the Floating Rate Notes and debt accretion of $17,622,000 related to the Senior Discount Notes.

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

At July 30, 2004, approximately $51,500,000 was available for the payment of cash dividends, stock purchases or other restricted payments by the Company as defined under the terms of the Company's most restrictive indenture based on the redemption and refinancing of certain of Nortek’s existing notes (see Note D of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein). Restricted payments to Holdings from Nortek are limited by the amount of cash available for payment under the terms of Nortek’s most restrictive indenture and approximately $110,100,000 were permitted at May 14, 2004 (see Note G of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

At July 3, 2004, the Company had consolidated unrestricted cash, cash equivalents and marketable securities of approximately $132,704,000 as compared to approximately $194,120,000 at December 31, 2003. It is expected that substantially all of available cash at the closing date will be utilized as part of the THL transaction (see Note N of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein). The Company’s debt to equity ratio was approximately 3.0:1 at July 3, 2004 as compared to approximately 6.7:1 at December 31, 2003. The change in the ratio was primarily due to a net decrease in indebtedness and an increase in stockholder’s investment, primarily as a result of net earnings for the first six months of 2004.

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

As of July 3, 2004, approximately $3,500,000 of letters of credit have been issued as additional security for approximately $13,400,000 of capital leases outstanding (included in notes, mortgage notes and obligations payable in the accompanying condensed consolidated balance sheet at July 3, 2004) relating to one of the Company’s manufacturing facilities, approximately $11,000,000 of letters of credit have been issued as additional security for certain of the Company's insurance programs and approximately $1,200,000 of letters of credit have been issued as additional security for certain of the subsidiaries purchases and other requirements.

The Company and its subsidiaries have entered into a number of operating lease obligations, purchase obligations and have guaranteed certain obligations of various third parties. No significant changes in these obligations have occurred since December 31, 2003.

Unrestricted cash and cash equivalents and marketable securities decreased from approximately $194,120,000 at December 31, 2003 to approximately $132,704,000 at July 3, 2004. The Company has classified as restricted in the accompanying unaudited condensed consolidated balance sheet certain investments that are not fully available for use in its operations. At July 3, 2004, approximately $10,480,000 (of which $8,523,000 is included in current assets) of cash, investments and marketable securities is held primarily as collateral to fund construction costs of an addition to a facility within the Company’s Air Conditioning and Heating Products Segment, as well as for insurance and letter of credit requirements.

Capital expenditures were approximately $9,648,000 in the first six months of 2004 as compared to approximately $7,453,000 in the first six months of 2003. Capital expenditures were approximately $17,400,000 for the year ended December 31, 2003 and are expected to be between $30,000,000 and $35,000,000 in 2004.

The Company's working capital and current ratio decreased from approximately $686,400,000 and 2.6:1, respectively, at December 31, 2003 to approximately $314,200,000 and 1.9:1, respectively, at July 3, 2004, principally as a result of the sale of Ply Gem on February 12, 2004 reducing the amount of assets and liabilities of discontinued operations.

Accounts receivable increased approximately $48,889,000 or approximately 22.8%, between December 31, 2003 and July 3, 2004, while net sales increased approximately $82,979,000 or approximately 22.7% in the second quarter of 2004 as compared to the fourth quarter of 2003. These increases are primarily a result of increased sales levels, timing of cash collections and acquisitions which contributed approximately $8,100,000 to net sales in the second quarter of 2004 and approximately $4,200,000 to accounts receivable at July 3, 2004. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on July 3, 2004 as compared to December 31, 2003. The Company did not experience any significant overall changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in the first six months of 2004.

Inventories increased approximately $42,573,000 or approximately 26.7%, between December 31, 2003 and July 3, 2004, primarily as a result of seasonality related to products sold to customers serving the residential site built market within the HVAC segment, increases in inventory levels in the Residential Building Products Segment, in part, due to strong demand and the acquisitions which contributed approximately $6,600,000 to the increase in inventories.

Accounts payable increased approximately $46,914,000 or approximately 41.6%, between December 31, 2003 and July 3, 2004 due primarily to increased inventory levels and timing of payments. The acquisitions contributed approximately $2,200,000 to this increase.

Changes in certain working capital accounts, as noted above, between December 31, 2003 and July 3, 2004, differ from the changes reflected in the Company’s Unaudited Condensed Consolidated Statement of Cash Flows for such period as a result of the specific items mentioned in the three preceding paragraphs and from other non-cash items, including among others, the effect of changes in foreign currency exchange rates.

Unrestricted cash and cash equivalents decreased approximately $66,427,000 from December 31, 2003 to July 3, 2004, principally as a result of the following:

Condensed Consolidated Cash Flows (*)
Operating Activities:
Cash flow from operations, net	$11,047,000
Increase in accounts receivable, net	(48,250,000)
Increase in inventories	(38,165,000)
Decrease in prepaids and other current assets	4,878,000
Increase in net assets of discontinued operations	(3,134,000)
Increase in accounts payable	45,822,000
Decrease in accrued expenses and taxes	(1,479,000)
Investing Activities:
Net cash paid for acquisitions	(16,500,000)
Proceeds from the sale of discontinued businesses	520,138,000
Purchase of investments and marketable securities	(5,000,000)
Capital expenditures	(9,648,000)
Increase in restricted cash and investments	(111,000)
Financing Activities:
Decrease in borrowings, net	(4,011,000)
Sale of Floating Rate Notes	196,000,000
Redemption of Senior Notes	(716,700,000)
Other, net	(1,314,000)

$(66,427,000)

    (*)   Summarized from the Company’s Condensed Consolidated Statement of Cash Flows for the first half ended July 3, 2004. (See the Unaudited Financial Statements included elsewhere herein.)

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

The following table presents a reconciliation from net cash provided by (used in) operating activities, which is the most directly comparable GAAP liquidity measure, to EBITDA for the periods presented:

	For the Periods
	Post-Recapitalization		Pre-Recapitalization
	Jan. 1, 2004	Jan. 10, 2003 -	Jan. 1, 2003 -
	July 3, 2004	July 5, 2003	Jan. 9, 2003
	(Amounts in thousands)

Net cash used in operating activities *	$(30,517)	$(5,632)	$(5,705)
Cash used by working capital and
other long-term asset and liability changes	41,564	45,943	12,880
Effect of the Recapitalization, net	---	---	(62,397)
Non-cash stock and stock option expense	(5,241)	(952)	---
Deferred federal income tax provision
from continuing operations	(9,800)	12,000	(5,900)
Deferred federal income tax credit
from discontinued operations	18,500	---	---
Gain on sale of discontinued operations	122,700	---	---
Non-cash interest expense, net	(18,340)	(3,438)	(125)
Loss from debt retirement	(11,958)	---	---
Provision (benefit) for income taxes
from continuing operations	13,800	20,100	(21,800)
Provision (benefit) for income taxes
from discontinued operations	47,500	1,200	(600)
Interest expense from continuing operations	43,993	29,427	1,054
Interest expense from discontinued operations	4,585	18,774	1,234
Investment income from continuing operations	(1,284)	(656)	(119)
Investment income from discontinued operations	(29)	(103)	(2)
Depreciation expense from discontinued operations	1,158	5,033	245
Amortization expense from discontinued operations	201	3,445	70

EBITDA	$216,832	$125,141	$(81,165)

*     Includes approximately $67,400,000, $1,900,000 and $(1,000,000) of earnings (loss) from discontinued operations for the first six months ended July 3, 2004 and the periods from January 10, 2003 to July 5, 2003 and from January 1, 2003 to January 9, 2003, respectively. (See Note H of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

EBITDA includes approximately $83,000,000 of expenses and charges arising from the Recapitalization recorded in the period from January 1, 2003 to January 9, 2003 and approximately $5,200,000 and $1,000,000 of stock based compensation from adopting SFAS No. 123 recorded in the first six months ended July 3, 2004 and the period from January 10, 2003 to July 5, 2003, respectively. (See Notes A, F and I of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

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

As of July 3, 2004, approximately 13.2% of the Company’s workforce was subject to various collective bargaining agreements. Collective bargaining agreements covering approximately 2.5% of the Company’s workforce will expire through the end of 2004 and those covering an additional 7.5% will expire through the end of 2005. As agreements expire, until negotiations are completed, it is not known whether the Company will be able to negotiate collective bargaining agreements on the same or more favorable terms as the current agreements or at all and without production interruptions, including labor stoppages.

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

The Company has historically managed its borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities. During the first quarter of 2004, Nortek sold $200,000,000 of Floating Rate Notes with a variable interest rate (4.87% at July 3, 2004) and redeemed $695,000,000 of Senior Notes which had fixed interest rates. Of the Company’s total outstanding debt, approximately 24.2% have variable interest rates at July 3, 2004.

B.   Foreign Currency Risk

Sales and earnings derived from international markets and net assets within international markets are subject to, among others, the risks of currency fluctuations primarily related to changes in the Euro, the Canadian Dollar and the British Pound. In the first half of 2004, the net impact of foreign currency changes was not material to the Company’s financial condition or results of operations, but may not be indicative of future results. The impact of foreign currency changes related to translation resulted in a decrease in stockholder’s investment of approximately $511,000 and $3,761,000 for the second quarter and first six months of 2004, respectively. The Company manages its exposure to foreign currency exchange risk principally by trying to minimize the Company’s net investment in foreign assets through the use of strategic short and long-term borrowings at the foreign subsidiary level. The Company generally does not enter into derivative financial instruments to manage foreign currency exposure. At July 3, 2004, the Company did not have any significant outstanding foreign currency hedging contracts.

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

The Company generally does not enter into derivative financial instruments to manage commodity pricing exposure. At July 3, 2004, the Company did not have any material outstanding commodity forward contracts.

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

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)    Exhibits

The items marked with an asterisk are filed herewith.

*   31.1    Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*   31.2    Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*   32.1    Certificate of Chief Executive Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   32.2    Certificate of Chief Financial Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K

May 18, 2004,    Item 7, Financial Statements and Exhibits

Item 12, Results of Operations and Financial Condition

July 16, 2004,     Item 5, Other Events

Item 7, Financial Statements and Exhibits

            August 3, 2004    Item 7, Financial Statements and Exhibits

                            Item 12, Results of Operations and Financial Condition

            August 3, 2004    Item 5, Other Events

Item 7, Financial Statements and Exhibits

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTEK HOLDINGS, INC.
(Registrant)

By:	/s/ Almon C. Hall

Title : Vice President and Chief Financial Officer

August 5, 2004